Form 10-K405
DETROIT EDISON CO
filed 1995-03-28
CIK 28385

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       __________________________________

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
    DECEMBER 31, 1994                                              1-2198

                           THE DETROIT EDISON COMPANY
             (Exact name of registrant as specified in its charter)

        MICHIGAN                                           38-0478650
(State of incorporation)                    (I.R.S. employer identification no.)

 2000 SECOND AVENUE, DETROIT, MICHIGAN                                   48226
(Address of principal executive offices)                              (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (313) 237-8000

Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                  -----------------------------------------
Common Stock, $10 par value            New York and Chicago Stock Exchanges

Preferred Stock (5 1/2%, 7.36%,
 7.45%, 7.68%, 7.74% and
 7.75% series), cumulative,
 $100 par value                        New York Stock Exchange

General and Refunding Mortgage Bonds
 (only Series R and S)                 New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                         ______________________________
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X    No
                                                    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At February 28, 1995, 144,863,966 shares of the Company's Common Stock, substantially all held by non-affiliates, were outstanding, with an aggregate market value of approximately $4,146,731,027 based upon the closing price on the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Company's definitive proxy statement dated March 9, 1995 (which is included with the prospectus of DTE Holdings, Inc.), in connection with its Annual Meeting of Shareholders to be held on April 24, 1995, is incorporated herein by reference in Part III, Items 10, 11, 12 and 13 hereof.

          CROSS REFERENCE TO INFORMATION CONTAINED IN THE REGISTRANT'S
                 DEFINITIVE PROXY STATEMENT DATED MARCH 9, 1995
                       (INCORPORATED HEREIN BY REFERENCE)




                 ANNUAL REPORT                                       LOCATION OF INFORMATION
                 ON FORM 10-K                                          IN PROXY STATEMENT
                 -------------                                       -----------------------
Part III, Item 10 - Directors and                               "The Election of Directors" - Pages 5-9
   Executive Officers of the Registrant                         "Compliance with Section 16(a) of
                                                                   the Securities Exchange Act of 1934" - Page
                                                                   35


Part III, Item 11 - Executive                                   "Board Compensation Committee Report on
   Compensation                                                    Executive Compensation" - Pages 10-15


Part III, Item 12 - Security                                    "Security Ownership of Management" -  Page 9
   Ownership of Certain Beneficial Owners and
   Management


Part III, Item 13 - Certain                                     "Compensation Committee Interlocks and Insider
   Relationships and Related Transactions                          Participation" - Page 15

                               TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Part   I -   Items 1 and 2 - Business and Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
             General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
             Certain Factors Affecting Public Utilities  . . . . . . . .  . . . . . . . . . . . . . . . . . .     7
             Capital Expenditure Program . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..     7
             Financing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
             Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
             Fuel Costs and Supply  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
                Coal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
                Oil   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
                Gas   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
                Nuclear   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
             Regulation and Rates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
                Michigan Public Service Commission  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
                Federal Energy Regulatory Commission  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
                Nuclear Regulatory Commission   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
             Environmental Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
                Air   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
                Water   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
                Wastes and Toxic Substances   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
             Employes and Executive Officers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
                Employes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
                Executive Officers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
                Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
          Item  3 - Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
          Item  4 - Submission of Matters to a Vote of Security-Holders   . . . . . . . . . . . . . . . . . .    22
Part  II -Item  5 - Market for Registrant's Common Equity and Related
                            Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
          Item  6 - Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
          Item  7 - Management's Discussion and Analysis of Financial
                            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .    24
          Item  8 - Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . .    30
          Item  9 - Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .    49
Part III -Item 10 - Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . .    49
          Item 11 - Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    49
          Item 12 - Security Ownership of Certain Beneficial Owners and
                            Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50
          Item 13 - Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .    50
Part  IV -Item 14 - Exhibits, Financial Statement Schedules and Reports
                            on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    60

                                                 DEFINITIONS


AFUDC . . . . . . . . . . . . . Allowance for Funds Used During Construction (both borrowed  and other funds)
BTU . . . . . . . . . . . . . . British Thermal Unit
CERCLA  . . . . . . . . . . . . Federal Comprehensive Environmental Response, Compensation and  Liability Act of 1980
Company . . . . . . . . . . . . The Detroit Edison Company and Subsidiary Companies
Consumers . . . . . . . . . . . Consumers Power Company (a wholly-owned subsidiary of CMS  Energy Corporation)
DOE . . . . . . . . . . . . . . United States Department of Energy
DSM . . . . . . . . . . . . . . Demand-Side Management
EPA . . . . . . . . . . . . . . Environmental Protection Agency
ERA . . . . . . . . . . . . . . Department of Energy's Economic Regulatory Administration
FERC  . . . . . . . . . . . . . Federal Energy Regulatory Commission
kWh . . . . . . . . . . . . . . Kilowatthour
Ludington . . . . . . . . . . . Ludington Hydroelectric Pumped Storage Plant (owned jointly  with Consumers)
MDNR  . . . . . . . . . . . . . Michigan Department of Natural Resources
Mortgage Bonds  . . . . . . . . The Company's General and Refunding Mortgage Bonds
MPSC  . . . . . . . . . . . . . Michigan Public Service Commission
MW  . . . . . . . . . . . . . . Megawatt
MWh . . . . . . . . . . . . . . Megawatthour
MWRC  . . . . . . . . . . . . . Michigan Water Resources Commission
Note  . . . . . . . . . . . . . Notes to Consolidated Financial Statements
NPDES . . . . . . . . . . . . . National Pollutant Discharge Elimination System
NRC . . . . . . . . . . . . . . Nuclear Regulatory Commission
PCB's . . . . . . . . . . . . . Polychlorinated Biphenyls
PRP . . . . . . . . . . . . . . Potentially Responsible Party
PSCR  . . . . . . . . . . . . . Power Supply Cost Recovery
RCRA  . . . . . . . . . . . . . Resource Conservation and Recovery Act
Registrant  . . . . . . . . . . The Detroit Edison Company
Renaissance . . . . . . . . . . Renaissance Energy Company (an unaffiliated company)

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

GENERAL

         The Company, incorporated in Michigan since 1967, is a regulated public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in southeastern Michigan. The Company's service area includes about 13% of Michigan's total land area, and about half of its population (approximately five million people), electric energy consumption and industrial capacity. The Company's residential customers reside in urban and rural areas, including an extensive shoreline along the Great Lakes and connecting waters. See operating revenues, sales and customer data by rate class below.

                                            1994(1)                  1993(1)                    1992
                                   -----------------------  -----------------------    -----------------------
                                                  Percent                   Percent                   Percent
     Operating Revenues               Amount     of Total      Amount      of Total       Amount     of Total
     ------------------            -----------  ----------  -----------   ----------   -----------  ----------
                                                          (Thousands, except percentages)
Electric
  Residential   . . . . . . . .     $1,136,169     32.3%     $1,125,624      31.7%      $1,098,027     30.8%
  Commercial  . . . . . . . . .      1,473,309     41.9       1,428,321      40.2        1,438,258     40.4
  Industrial  . . . . . . . . .        736,339     20.9         720,002      20.2          749,240     21.1
  Sales for resale and other (2)       102,534      2.9         193,410       5.4          187,058      5.3
                                    ----------    -----      ----------     -----       ----------    -----
    Total System  . . . . . . .      3,448,351     98.0       3,467,357      97.5        3,472,583     97.6
  Interconnection   . . . . . .         43,141      1.2          60,363       1.7           58,447      1.6
                                    ----------    -----      ----------     -----       ----------    -----
    Total Electric  . . . . . .      3,491,492     99.2       3,527,720      99.2        3,531,030     99.2
Steam Heating . . . . . . . . .         27,849      0.8          27,491       0.8           27,113      0.8
                                    ----------    -----      ----------     -----       ----------    -----
    Total Operating Revenues  .     $3,519,341    100.0%     $3,555,211     100.0%      $3,558,143    100.0%
                                    ==========    =====      ==========     =====       ==========    =====

(1) 1994 and 1993 include unbilled sales and operating revenues by rate class while 1992 includes unbilled sales and operating revenues in the other category.

(2) Primary pumping operating revenues, sales and customers are included in commercial in 1994 and in the other category in 1993 and 1992.

                                            1994(1)                  1993(1)                    1992
                                   -----------------------  -----------------------    -----------------------
                                                 Increase                  Increase                  Increase
                                                (Decrease)                (Decrease)                (Decrease)
                                                From Prior                From Prior                From Prior
          Sales                       Amount       Year        Amount        Year         Amount       Year
          -----                    -----------  ----------  -----------   ----------   -----------  ----------
Electric (thousands of kWh)
  Residential   . . . . . . . .    12,169,417       1.1 %      12,032,342     6.4%        11,309,007   (7.5)%
  Commercial  . . . . . . . . .    17,041,446       6.5        15,996,307     4.0         15,384,055   (1.2)
  Industrial  . . . . . . . . .    13,356,351       5.9        12,618,018     6.7         11,827,605    2.3
  Sales for resale and other(2)     1,586,162     (31.6)        2,317,793     6.5          2,176,096   28.6
                                   ----------                  ----------                 ----------
    Total System  . . . . . . .    44,153,376       2.8        42,964,460     5.6         40,696,763   (0.9)
  Interconnection   . . . . . .     1,978,135     (45.2)        3,611,455    12.7          3,204,357  (42.1)
                                   ----------                  ----------                 ----------
    Total Electric    . . . . .    46,131,511      (1.0)%      46,575,915     6.1%        43,901,120   (5.8)%
                                   ==========                  ==========                 ==========

Steam Heating
  (thousands of lbs.)   . . . .     3,109,596       3.5 %       3,004,394       -%         3,005,724    7.5%
                                   ==========                  ==========                 ==========

See footnote reference above.

         Customers (at Year-End)                       1994                 1993                 1992
         -----------------------                    ----------           ----------           ----------
Electric
    Residential   . . . . . . . . . . . . . . . .    1,805,141            1,790,197            1,777,914
    Commercial  . . . . . . . . . . . . . . . . .      172,221              170,453              169,080
    Industrial  . . . . . . . . . . . . . . . . .          889                  850                  813
    Other (2)   . . . . . . . . . . . . . . . . .        1,967                2,034                1,985
                                                     ---------            ---------            ---------
       Total System . . . . . . . . . . . . . . .    1,980,218            1,963,534            1,949,792
    Interconnection   . . . . . . . . . . . . . .            7                    7                    7
                                                     ---------            ---------            ---------
       Total Electric . . . . . . . . . . . . . .    1,980,225            1,963,541            1,949,799
                                                     =========            =========            =========

Steam Heating . . . . . . . . . . . . . . . . . .          367                  378                  412
                                                     =========            =========            =========



See footnote reference on Page 5.

     During 1994, sales to automotive and automotive-related customers accounted for approximately 11% of total operating revenues. The Company's 30 largest industrial customers accounted for approximately 18% of total operating revenues in 1994 and 1993 (as compared to 19% in 1992) and no one customer accounted for more than 4%.

     Set forth below are comparisons of total system sales by year and quarter.

                                                       1994                 1993                 1992
                                                    ----------           ----------           ----------
                                                                     (Thousands of kWh)
         First Quarter  . . . . . . . . . . . . .   10,892,135           10,583,641           10,133,257
         Second Quarter . . . . . . . . . . . . .   10,696,503           10,170,611            9,938,869
         Third Quarter  . . . . . . . . . . . . .   11,790,735           11,606,908           10,359,706
         Fourth Quarter . . . . . . . . . . . . .   10,774,003           10,603,300           10,264,931
                                                    ----------           ----------           ----------

         Total System . . . . . . . . . . . . . .   44,153,376           42,964,460           40,696,763
                                                    ==========           ==========           ==========

      The Company generally experiences its peak load and highest total system sales during the third quarter of the year as a result of air conditioning and cooling-related loads; however, in 1994 a new all-time peak of 9,684 MW was reached in the second quarter.

      For information on an interruptible rate, commonly known as R-10, and the special manufacturing contracts which are expected to reduce revenues and peak demand, see "Regulation and Rates" and for information on the Company's future sales growth which may be limited by the economic base in the Company's service territory, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      For further information on financial results of the Company's operations, see Item 6 - Selected Financial Data, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K.

CERTAIN FACTORS AFFECTING PUBLIC UTILITIES

      The Company, in common with other public utilities having industrialized service areas, is experiencing increased competition and pressure to reduce rates in order to retain industrial customers. These competitive issues are further compounded by public interest in and existing and proposed regulations dealing with cogeneration, transmission access and retail wheeling.

      In response to competitive pressures, the Company has developed a DSM program and has, also, entered into special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation. These competitive responses are expected to reduce revenues.

      The Company has announced its intention to create a holding company. Subject to the receipt of necessary approvals, the new structure will be in place by year-end 1995. A holding company structure is responsive to competitive issues and will allow the development of new non-utility revenue sources while offering the utility protection from possible losses from non-utility investments.

      Also, in part, in response to competitive issues, in February 1995, the MPSC announced its initiation of a thorough review of its powers and jurisdiction, and current and future industry structure, to be able to recommend statutory changes to the Michigan legislature, including consideration of an overall recodification of the statutes governing energy provision and utility regulation. This review would be in light of change in the electric power and natural gas industries. The MPSC indicated it had no specific time frame for completion of the review. The Company cannot predict what suggestions for legislative changes may result from the review, or whether it may result in regulation of the proposed holding company formation or additional regulation of the relationship between the proposed holding company and the Company.

      On November 2, 1994, the Securities and Exchange Commission ("SEC") issued a release requesting comments on possible revision of regulation of public utility holding companies under the Public Utility Holding Company Act of 1935. Various parties have suggested significant revisions to, or repeal of, this statute. The Company cannot predict whether Congress will take any action to significantly modify or repeal the Holding Company Act or whether the SEC will take any action to significantly revise its rules promulgated under such statute.

      In addition, the Company, in common with other public utilities, is subject to extensive environmental regulation. Additional costs may result as the effects of various chemicals on the environment (including nuclear waste) are studied and governmental regulations are developed and implemented. The costs of future nuclear decommissioning activities are the subject of increased regulatory attention.

CAPITAL EXPENDITURE PROGRAM

      The Company has no current plans to construct additional generating plants. However, an Integrated Resource Plan, reviewed by the MPSC biennially, recognizes that the need for additional capacity may be satisfied by the return to service of certain units in economy reserve status and various DSM programs. See "Regulation and Rates - Michigan Public Service Commission - Integrated Resource Plan".

      Capital expenditures in 1994, 1993 and 1992 were $366 million (including $4 million of AFUDC), $396 million (including $3 million of AFUDC) and $416 million (including $3 million of AFUDC), respectively. Also, the purchase of leased equipment totaled $11.5 million in 1994 and $2.4 million in 1993.

      Projections for the 1995-1999 period contemplate capital expenditures of approximately $1.9 billion (including an estimated $18 million of AFUDC). Also, projections for capitalized leases and non-utility investments for the same period are estimated to be $250 million. The 1995 capital expenditure program is budgeted at $398 million (including $4 million of AFUDC). The 1995 capital expenditure program includes planned expenditures for production plant improvement projects ($68 million), transmission and distribution facilities ($140 million), general plant projects ($87 million) and miscellaneous construction and construction overheads capitalized ($103 million). Planned expenditures for 1995 capitalized rail-car leases and non-utility investments are estimated to be $22 million and $40 million, respectively.

FINANCING

      The Company is required to obtain financing authority from the MPSC as to the issuance of long-term debt and equity securities and from the FERC as to short-term obligations (maturities of two years or less).

      An MPSC order permits the Company to issue approximately $3.5 billion of securities for the purpose of refinancing debt and preferred and/or preference stock (issued prior to 1993) prior to maturity (when economic) and at maturity, and to replace funds used for those purposes. The Company also has MPSC authority to refinance substantially all non-taxable debt obligations.

        In 1994, the Company optionally redeemed $218 million of higher-cost Mortgage Bonds and $20 million of tax-exempt debt obligations utilizing, in part, the proceeds of a $200 million collateralized note issue and two new tax-exempt issues totaling $20 million. In addition, the Company financed certain pollution control projects with the proceeds of two new tax-exempt debt issues totaling $30 million.

      The Company currently has authority from the FERC for short-term borrowings in the amount of up to $1 billion, which authority expires in May 1995; and an application is pending with FERC to extend this authority an additional two years. At February 28, 1995, the Company had short-term credit arrangements of $404 million under which $67.5 million of borrowings were outstanding. See Note 8.

      At December 31, 1994, the book value of the Company's Common Stock, after deduction of Common and Preferred Stock expenses, was $22.89 per share as compared to $22.34 per share at December 31, 1993.

PROPERTIES

      The summer net rated capability of electric department generating units is as follows:

                                                             Summer Net
                                       Location By        Rated Capability(2)(3)
                                        Michigan         -----------------------               Year
          Plant Name(1)                   County          (MW)            %                  in Service
--------------------------------       -----------       -------        --------     -------------------------
Fossil-fueled Steam-Electric
  Belle River (4)                       St. Clair          1,026        10.0%        1984 and 1985
  Greenwood (5)                         St. Clair            785         7.7         1979
  Harbor Beach                          Huron                103         1.0         1968
  Marysville                            St. Clair            167         1.6         1930, 1943 and 1947
  Monroe                                Monroe             3,000        29.4         1971, 1973 and 1974
  River Rouge                           Wayne                500         4.9         1957 and 1958
  St. Clair                             St. Clair          1,379        13.5         1953, 1954, 1961 and 1969
  Trenton Channel                       Wayne                725         7.1         1949, 1950 and 1968
                                                          ------       -----
                                                           7,685        75.2%

Oil or Gas-fueled Peaking Units         Various              525         5.2         1966-1971 and 1981
Nuclear-fueled Steam-Electric
  Fermi 2 (6)                           Monroe             1,085        10.6         1988
Hydroelectric Pumped Storage
  Ludington (7)                         Mason                917         9.0         1973
                                                          ------       -----
                                                          10,212       100.0%
                                                          ======       =====

---------------
(1)  See Note 10.

(2) Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(3) Excludes two oil-fueled units, River Rouge Unit No. 1 (206 MW) and St. Clair Unit No. 5 (250 MW), and one coal-fueled power plant, Conners Creek (236 MW), all in economy reserve status.

(4) The Belle River capability represents the Company's entitlement to 81.39% of the capacity and energy of the plant. See Note 4.

(5) Pursuant to MPSC orders, Greenwood Unit No. 1 was not in rate base during the period January 1988 through January 21, 1994 with no return on the investment during that period. See Note 3.

(6)  Fermi 2 was out of service in 1994.  See Note 2 and discussion below.

(7) Represents the Company's 49% interest in Ludington with a total capability of 1,872 MW.

     The four Monroe units, two Belle River units, Fermi 2 and one unit at each of the Trenton Channel and St. Clair Power Plants account for 6,061 MW of the Company's summer net rated capability. These units, which commenced commercial operation during the period 1968 through 1988, are the Company's larger, more efficient generating units. The Monroe, St. Clair and Belle River power plants provided approximately 48%, 19% and 18%, respectively, of the Company's total 1994 power plant generation.

     On December 25, 1993, the Fermi 2 reactor automatically shut down after a turbine-generator failure. Major repairs have been completed and tests are continuing to balance and synchronize the unit. See Note 2.

     Sources of electric energy were as follows:

                                                                   1994              1993            1992
                                                                  ------            ------          ------
                                                                              (Thousands of MWh)
     Power plant generation
       Fossil   . . . . . . . . . . . . . . . . . . . . . . . .  42,410             38,882          36,689
       Nuclear  . . . . . . . . . . . . . . . . . . . . . . . .       -              8,274           7,338
     Purchased power  . . . . . . . . . . . . . . . . . . . . .   6,599              2,211           2,705
                                                                 ------             ------          ------
     Net system output  . . . . . . . . . . . . . . . . . . . .  49,009             49,367          46,732
                                                                 ======             ======          ======

     The Company and Consumers are parties to an Electric Coordination Agreement providing for emergency assistance, coordination of operations and planning for bulk power supply, with energy interchanged at nine interconnections. The Company and Consumers also have interchange agreements to exchange electric energy through 12 interconnections with The Toledo Edison Company, Indiana Michigan Power Company, Northern Indiana Public Service Company and Ontario Hydro. In addition, the Company has interchange agreements for the exchange of electric energy with Michigan South Central Power Agency, Rouge Steel Company and the City of Wyandotte.

     The Company also purchases energy from cogeneration facilities and other small power producers. Energy purchased from cogeneration facilities and small power producers amounted to $10.9 million, $13.9 million and $16.7 million for 1992, 1993 and 1994, respectively, and is currently estimated at $22.7 million for 1995.

     An all time peak demand of 9,684 MW was experienced for the Company's system on June 16, 1994, with a reserve margin of 6.2%. The previous peak was 9,362 MW set in August 1993. Based on the current load forecast and planned generating capability, the Company estimates that its summer reserve margin, expressed as a percentage of peak demand, will be approximately 14% for 1995 and 17% for 1996. Included as part of the 1995 and 1996 reserve margin projections are the Company's present and projected capacity purchases and anticipated peak reductions due to the implementation of various DSM programs, including the R-10 interruptible rate. The 1995 and 1996 reserve margins are above the Company's current planning criterion, which specifies a minimum reserve margin of 12%.

     The Company has an agreement for the sale and assignment, from time to time, of an undivided ownership interest in $200 million of the Company's customer accounts receivable and unbilled revenues. The agreement has been extended to February 1996, although the Company anticipates that all customer accounts receivable and unbilled revenues subject to this agreement will be repurchased in 1995. See Note 5.

     Gross property additions and retirements from January 1, 1990 through December 31, 1994 were $1.69 billion and $299 million, respectively.

     The Company's electric generating plants are interconnected by a transmission system operating at 24 to 345 kilovolts through 94 transmission stations. As of December 31, 1994, electric energy was being distributed in the Company's service area through 577 substations over 2,946 distribution circuits.

FUEL COSTS AND SUPPLY

     The Company's 1990 through 1994 generating capability was primarily dependent upon coal. Fuel information for these periods is shown below.

                                                                     Percent of
                  Cents Per Million BTU                         Total Fuel Consumed              Average
             ------------------------------                   -----------------------             Cost
                                                                                                 Per Ton
                                                 All                                             of Coal
             Coal    Nuclear      Oil    Gas    Fuels     Coal     Nuclear     Oil    Gas       Consumed
             ----    -------      ---    ---    -----     ----     -------     ---    ---       --------
1994         153        -         337    285     157       99%        -%        -%     1%        $32.25
1993         154      111         358    259     148       81        18         -      1          31.68
1992         160       97         403    212     150       81        17         -      2          32.88
1991         159      109         409    196     153       84        14         1      1          33.21
1990         163      114         414    166     156       83        16         -      1          34.21

      COAL. The Company estimates that it will require approximately 600 million tons of coal over the next 35 years for its coal-fueled generating units. The Company expects to obtain a significant portion of its requirements through long-term contracts and the balance through additional short-term agreements and spot purchases. The Company has contracts with five coal suppliers for a total purchase of up to 82 million tons of low-sulfur western coal to be delivered during the period from 1995 through 2005. It also has several contracts for the purchase of approximately 18 million tons of Appalachian coal with varying contract expiration dates through 1999. These existing long-term coal contracts include provisions for market price reopeners and price escalation as well as deescalation.

      Under current market conditions, the Company is able to purchase coal at prices lower than some of its existing long-term contracts. As a result, the Company is renegotiating some contracts and buying out others whenever it is prudent and economic.

      The low-sulfur western coal contracts have a maximum sulfur content of 0.55%. The Appalachian coal contracts range in maximum sulfur content from 0.70% to 3.0%. As required by the Michigan Air Pollution Control Commission, the Company's aggregate consumption of both types of coal averages below 1% sulfur content.

      For further information on environmental matters, see "Environmental Matters" and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      OIL. The Company purchases No. 2 oil, used principally for peaking units and start-up for other units, and No. 6 oil, used principally by Greenwood Unit No. 1, through spot market purchases.

      GAS. Natural gas is used principally at one of the Company's steam heating plants and Greenwood Unit No. 1. Natural gas requirements are met through spot market purchases.

      NUCLEAR.  Renaissance holds title to the nuclear fuel utilized at Fermi
2. Under the terms of a heat purchase contract between the Company and Renaissance, the Company makes quarterly payments to Renaissance for the cost of the nuclear fuel consumed and interest expense. For information on nuclear fuel financing, see Notes 8 and 9.

      Since Fermi 2 is not scheduled for refueling in 1995, the Company is currently maintaining a minimal inventory for nuclear fuel requirements. Also, the Company believes that adequate uranium supplies exist to supplement existing contracts to meet plant requirements beyond 1995. The Company has a contract with the DOE for the future storage and disposal of spent nuclear fuel from Fermi 2. Under the terms of the contract, the Company makes quarterly payments to the DOE based upon a fee of 1 mill per kWh applied to the Fermi 2 electricity generated and sold. No fees were levied in 1994 due to Fermi 2 being out of service. The spent nuclear fuel will be stored on site until the DOE accepts it for disposal. The DOE has stated that it will be unable to store spent nuclear fuel at a permanent repository until after 2010. However, the DOE and utilities with nuclear units are pursuing other interim storage options. The Company estimates that existing temporary storage capacity at Fermi 2 will be sufficient until the year 2000, or until 2015 with the expansion of such storage capacity.

REGULATION AND RATES

      MICHIGAN PUBLIC SERVICE COMMISSION. The Company is subject to the general regulatory jurisdiction of the MPSC, which, from time to time, issues its orders pertaining to the Company's conditions of service, rates and recovery of certain costs, the issuance of securities (other than short-term obligations), accounting and various other matters.

      MPSC orders issued in December 1988 and on January 21, 1994 are currently in effect with respect to the Company's rates and certain other revenue and operating-related matters.

      On January 21, 1994, the MPSC issued an order reducing the Company's rates in the amount of $78 million annually. The order is the subject of various appeals before the Michigan Court of Appeals. See Note 3 for a discussion of the provisions of the January 21, 1994 order.

      In 1994, the MPSC issued an order approving a settlement agreement resolving the issues concerning the reconciliation of the Company's 1993 PSCR plan and the Fermi 2 performance standard. The Company refunded approximately $3.4 million, plus interest, to customers through a credit on their electric bills. This refund is due to overcollection from its customers for its power supply costs for calendar 1993. The order defers consideration of unamortized nuclear fuel expense totaling $6.1 million until the Company's 1994 PSCR reconciliation case. In addition, the Company refunded approximately $147,000 for 1993 to its customers due to provisions of the Fermi 2 performance standard. On January 25, 1995, the MPSC approved a settlement agreement that adopts a plan to utilize Fermi 2 insurance proceeds for the $6.1 million of unamortized nuclear fuel and to substantially offset increased power supply costs incurred during 1994 due to the forced outage at the Fermi 2 power plant. The settlement will avoid the need for a potential surcharge to the Company's PSCR customers to recover these increased costs for replacement power.

      Conservation and Demand-Side Management Programs - As the result of a generic review of Michigan conservation programs, the MPSC in June 1988 ordered each Michigan gas and electric utility to file a biennial energy conservation report, including a three-year plan. In December 1989, the MPSC issued an order approving a settlement agreement under which the Company entered into a number of conservation and DSM pilot programs to be funded by the existing 0.1 mill surcharge approved in a December 1988 MPSC order. On January 28, 1993, the MPSC issued an order approving a settlement agreement of the reconciliation of expenses and revenues for the period 1989-91. The order required that $4 million be utilized for program expenses. In May 1992, the MPSC issued an order approving a settlement agreement covering the Company's demand and energy conservation programs for the years 1992 and 1993. Funding was provided by the existing 0.1 mill surcharge. The Company was also required to contribute an additional $4 million, which was not recovered through the surcharge, for use in the Residential Low Income Program, which amount was charged to Other Income and Deductions in 1992 and 1993. On September 8, 1994, the MPSC issued an order approving a settlement agreement of the reconciliation of expenses and revenues for the Company's demand and energy conservation programs for the years 1992 and 1993. The order required that $3.5 million be utilized for program expenses and that $1.3 million plus interest be refunded to customers during the billing month of October 1994.

      On April 11, 1994, the MPSC issued an order approving a partial settlement agreement covering the Company's energy conservation programs for the period 1994-1996. The order authorizes the Company to collect $21.2 million through a surcharge for the three-year program to install energy conservation measures in low-income customer households.

      Also, as discussed in Note 3, the January 21, 1994 MPSC order authorized a three-year $41.5 million DSM program. On September 1, 1994, the Company filed for approval of a DSM surcharge for 1995. The Company's 1995 DSM plan includes measures which pass the Ratepayer Impact Measure test and customer value DSM measures totaling $4.9 million. An MPSC order is expected by June 1995.

      Integrated Resource Plan - The Company's Integrated Resource Plan ("IRP") is designed to provide resource plans which have adequate flexibility to react to major changes and at the same time address the concerns of its customers.
It attempts to minimize risks and costs to customers and shareholders alike, while maintaining an appropriate balance between demand-side and supply-side alternatives. The Company's first IRP proposed to meet future load requirements by utilizing existing power plant units that are in economy reserve status rather than building new plants.

      On September 1, 1994, the Company filed its biennial third Integrated Resource Plan with the MPSC. This IRP, which covers a 15-year (1994-2008) study period, calls for the return to service of existing plant and a DSM program that will continue to provide for interruptible service to large primary customers which is expected to reduce peak demand by 500 MW in 1995. The recommended IRP plan again indicates that the Company will not need to add capacity before the year 2000, at which time the restart of the Conners Creek coal-fired units that are currently in economy reserve is the next supply-side option to be used as the avoided unit for future capacity solicitations.

      Competitive Bidding - In July 1992, the MPSC issued an order establishing a competitive bidding framework for future electric capacity solicitations for the Company. The MPSC directed the Company to proceed with a capacity solicitation proceeding based on its 1992 IRP, which outlined the Company's long-range plan for meeting its customers' electricity needs, and to submit a Request For Proposal ("RFP") to meet the need for any future electrical capacity. On March 1, 1993, the Company submitted its direct testimony indicating that as a result of the IRP update performed in the first quarter of 1993, there was no need for additional supply-side capacity until the year 2000. It was also stated that the restart of Conners Creek Power Plant continues to be the most economical supply-side selection and at this time would represent the "avoided cost" unit. On July

8, 1993, the MPSC issued an order dismissing that proceeding, in accordance with the terms of a settlement agreement executed by the parties to the case. The agreement provides that, based on a projected need for additional capacity in the year 2000, the Company is scheduled to submit a new RFP filing on or before May 1, 1995.

      Retail Wheeling - The MPSC has been considering the propriety of retail wheeling programs. In an interim order dated April 11, 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for the Company to be limited to 90 MW and to be implemented when additional capacity is required by the Company which is expected to be approximately the year 2000. The interim order referred this case to the Administrative Law Judge for further proceedings to determine rates for service to retail wheeling customers. Both the Company's and the Michigan Attorney General's appeals of the April 11, 1994 MPSC order to the Michigan Court of Appeals were dismissed as premature. On August 26, 1994, the Company, in compliance with the MPSC's April 11, 1994 interim order, filed its case for the pricing of retail wheeling service. A final order is expected by the end of April 1995. On August 26, 1994, the Company also initiated a declaratory judgement action in the Federal District Court for the Western District of Michigan asserting that the MPSC lacks authority to compel the Company to undertake retail wheeling involuntarily and the rates and terms and conditions for retail wheeling transmission service are subject to federal rather than state jurisdiction. A motion to dismiss, filed by the defendants, is pending.

      Special Manufacturing Contracts - As part of a continuing response to the challenge of competition, the Company has executed 10-year special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation, covering 54 of the Big Three automakers' largest manufacturing locations in Southeastern Michigan. These long-term contracts are expected to reduce annual operating revenues in amounts ranging from about $30 million in 1995 to $50 million in 1999 through 2004. The Company expects to offset these reductions by further reducing operating expenses. On March 23, 1995, the MPSC issued an order approving the special manufacturing contracts. The MPSC also found that the Company should assume full responsibility for negotiating the discounted prices and that its shareholders should expect to absorb much, if not all, of any revenue shortfall caused by the pricing and other contract provisions that the Company negotiates. Therefore, unless the Company can make a compelling showing why a different ratemaking treatment is justified, the MPSC will not permit the Company to reallocate the costs of serving contract customers to other ratepayer classes. In addition, the MPSC agreed that other ratepayers should be protected from any underrecoveries of PSCR costs and the other Company surcharges as a result of the contracts.

      For further information on regulation and rates, see Note 3 and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      FEDERAL ENERGY REGULATORY COMMISSION. The Company is subject to the general jurisdiction of the FERC with respect to accounting, sales for resale in interstate commerce, levels of short-term obligations, the licensing of Ludington and other matters. The Company's electric transmission facilities, interconnected with those of Ontario Hydro at the United States - Canada border, are subject to safety regulation by various departments of the United States government and to a permit administered by the ERA. The transmission of electric energy to Ontario Hydro is subject to regulation by the FERC and the ERA.

      On February 14, 1995, the Company filed an Application with FERC seeking authority to establish a holding company. The application requests that FERC approve the Company's request by late April 1995. Based upon applicable precedent, the Company anticipates that the requested authority will be granted.

      NUCLEAR REGULATORY COMMISSION. The NRC has regulatory jurisdiction over all phases of the operation, construction (including plant modifications), licensing and decommissioning of Fermi 2. Reports on plant operation are filed with the NRC on a periodic basis. The scope of regulation is such that from time to time assertions may be made that deviations from prescribed standards and the unit's operating license have occurred. Assertions of such a nature are subject to the NRC's investigative, administrative and appeal procedures and are considered to be pending until such time as review within the NRC is completed. At the conclusion of an investigation, the NRC may assess a fine which should, in accordance with NRC regulations, be calculated in a manner designed to take into account the severity, length and safety significance of the alleged infraction. In February 1994, the Company was assessed a fine of $50,000 for failure to correct significant conditions adverse to quality.

  On May 18, 1994, the NRC issued the fourteenth Systematic Assessment of Licensee Performance ("SALP") report on Fermi 2 operations. The report rates four functional areas of plant performance during the period July 1, 1992 through April 2, 1994. The report ratings remained unchanged from the SALP report for the prior rating period except one area of performance was reduced from a good rating to an acceptable rating. This is the first rating of Fermi 2 under the NRC's recently revised SALP categories. The next SALP period is expected to end in August 1995.

      The Company will request that the NRC consent to the transfer of control of its NRC Licenses as part of the formation of the holding company. Based upon controlling precedent, the Company anticipates that the NRC will issue such consent in a timely manner.

      See Note 2 for further information on matters related to Fermi 2.

ENVIRONMENTAL MATTERS

      The Company, in common with other electric utilities, is subject to applicable permit requirements and to increasingly stringent federal, state and local standards covering, among other things, particulate and gaseous stack emission limitations, the discharge of effluents (including heated cooling water) into lakes and streams and the handling and disposal of waste material. In November 1990, the federal Clean Air Act was amended to further strengthen federal regulations governing air emissions. For further information on matters related to the 1990 Amendments to the federal Clean Air Act, see Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Through 1994, the Company's capital expenditures for environmental control and protection facilities were approximately $2.9 billion, including expenditures of $24 million in 1994. The Company's 1995 capital expenditure budget for environmental protection is approximately $19 million.

      AIR. The Company's operations are subject to environmental regulations of the EPA, the State of Michigan and Wayne County. Under the federal Clean Air Act of 1970, as amended, the EPA has the authority to adopt and implement additional regulations in support or in substitution of state and local enactments where the EPA deems such enactments to be deficient in relation to its regulations.

      A May 1992 EPA rule provides an exemption from new source review for major modifications at utility facilities associated with pollution control projects unless the EPA administrator determines the modification renders the unit "less environmentally beneficial."

      The State of Michigan passed air fee legislation to provide revenues to comply with Title V of the Clean Air Act. Beginning in 1995, it is anticipated that the Company will pay less than $1 million in air fees annually.

      On September 15, 1993, the Company received a Finding of Violation from the EPA concerning alleged violations of asbestos regulations observed during an EPA inspection of the Monroe Power Plant on February 9, 1993. On February 8, 1994, the Company and its contractor received an administrative order proposing a penalty in the amount of $28,300. In May 1994, the Company and its contractor signed a Consent Order with the EPA neither admitting nor denying the allegations and the contractor paid the recalculated civil penalty of $15,900.

      Title III of the Clean Air Act Amendments, Hazardous Air Pollutants, requires the EPA to conduct a four-year study of mercury emissions from fossil fuel-fired boilers, to determine whether regulations are required. In May 1993, the Michigan Environmental Science Board recommended that the Governor direct the MPSC to require utilities to compile an accurate emission inventory. The Company has submitted a plan for such an inventory to the MPSC. Until studies are completed and resulting regulations, if any, are promulgated, the impact on the Company cannot be determined.

      WATER. NPDES permits for the Company's power plants are issued by the MDNR pursuant to delegation by the EPA under the federal Clean Water Act. In 1994, the Company submitted renewal applications for three Company facilities. Two permits were issued in 1994, six permit applications (submitted in 1994 and earlier) remain pending; the expired permits remain effective until new permits are issued or denied.

      In an effort to streamline the industrial facility permitting process, in 1993 the MDNR created a program to issue general storm water discharge permits for various types of facilities across the state. Instead of applying for individual permits, companies are now required to notify the state of the operating facilities which should be included under the general permits. On August 22, 1994, the Company filed Notices of Intent with the MDNR for coverage for nine facilities under the NPDES general permit for storm water discharges associated with industrial activity.

        The Company is required to demonstrate that the cooling water intake structures at all of its facilities reflect the "best technology available for minimizing adverse environmental impact." The Company filed such demonstrations in July 1976 and the MDNR Staff accepted all except those relating to the St. Clair and Monroe Power Plants. The MDNR Staff rejected the St. Clair demonstration and requested additional information, which was submitted. The MDNR Staff has not made a formal initial decision about the intake at the

Company's Monroe Power Plant but has requested additional information which was submitted on alternative intake technologies. In the event of a final adverse decision by the MDNR, the Company may be required to install additional control technologies to further minimize the impact.

        In January 1993, a number of environmental groups filed suit against the EPA in the United States District Court for the Southern District of New York. The suit sought a declaratory ruling that the EPA had failed to perform a non-discretionary duty to adopt a technology-based requirement under Section 316b of the Federal Clean Water Act. The plaintiffs argue that Section 316b requires the "best technology available" for cooling water intakes to protect fish. The Utility Water Act Group ("UWAG") and the Company intervened in the suit and the judge is currently considering jurisdictional arguments. Should the suit prove successful, an adverse result in the rulemaking could require the installation of cooling towers.

      The Company was required under its Monroe Power Plant NPDES permit to demonstrate that thermal discharge from the plant does not cause an adverse environmental impact on Lake Erie. Such demonstration was submitted to the MWRC and subsequently approved in 1976. The demonstration has been under review by the EPA which indicated that it was unable to concur in the acceptability of the demonstration until additional information had been provided with respect to the cooling water intake effects of the plant. Additional information was submitted, but it is unknown at this time when this issue will be resolved, or what the impact, if any, upon the Company will be.

      In November 1985, the National Wildlife Federation ("NWF") filed suit against Consumers contending that Ludington had been illegally discharging pollutants (fish and fish parts) without a NPDES permit. In March 1987, the federal District Court ordered Consumers to apply for a NPDES permit. While appealing the District Court order, Consumers filed a NPDES permit application which was granted in June 1988 by the MWRC. Both the NWF and Consumers took exception to the permit issuance and were granted combined contested case status before the MWRC. In December 1988, the Sixth Circuit Court of Appeals reversed the District Court, finding that no NPDES permit was required by federal law. An Administrative Law Judge hearing the MWRC matter found in favor of the companies and ruled that no state discharge permit was required for the turbine discharge water. The decision was transmitted to the MWRC for final action, but the MWRC remanded the matter back to the Administrative Law Judge for clarification.

      See Note 12 for further information on Ludington.

      WASTES AND TOXIC SUBSTANCES. The Michigan Solid Waste and Hazardous Waste Management Acts, the Michigan Environmental Response Act and the Federal Resource Conservation and Recovery Act, Toxic Substances Control Act (TSCA), and Comprehensive Environmental Response, Compensation and Liability Act regulate the Company's handling, storage and disposal of its waste materials.

      A nationwide environmental problem is the discovery of improperly disposed of, hidden or buried hazardous wastes. The Company has extensive property holdings, including approximately 400 miles of transmission corridors which are accessible to the public. The Company could be responsible for cleanup of wastes found on its property, despite the fact that the dumping may have occurred without the Company's permission. The Company's Lulu-Milan transmission corridor in northwestern Monroe County was used as a dump site for drums of paint sludges, solvents and some PCB's and a portion of the corridor and adjoining property is listed on the MDNR's "Priority List of Environmental Contamination Sites." Although not responsible for placing the drums there, the Company has spent approximately $550,000 on cleanup and disposal costs. In June 1993, the Company and the MDNR reached an agreement to hire contractors to perform additional investigative and remedial work at the site. While the costs will be shared between the Company and the state, it is impossible at this time to predict what impact this will have upon the Company.

      See Note 12 for information on the Carter Industrials site matter.

      A landfill site abandoned by the South Macomb Disposal Authority and now owned in part by the Company is being surveyed by the MDNR for possible contamination. The Company could be required to contribute toward cleanup costs, if any occur. It is unknown at this time what impact, if any, this situation will have upon the Company.

      The Company has received letters from the EPA requesting information about its involvement with the following sites of identified contamination in
Michigan: Rasmussen Dump site in Green Oak Township, Livingston County; Metamora Landfill site in Lapeer County; and the Pioneer Equipment Company site in Detroit. The Company has examined its records and finds no evidence of any involvement at these sites. This information has been communicated to the EPA, but it remains unknown what impact, if any, the EPA's ongoing investigations will have upon the Company.

      In February 1992, the Company received formal notice from the MDNR that the Port of Monroe Landfill Site had been identified as a site of environmental contamination. Also in February 1992, after an investigation of its records, the Company sent a letter to the MDNR stating its belief that it has never disposed of hazardous material at the Port of Monroe Landfill Site. On March 14, 1994, the MDNR sent formal notice to the PRPs (but not to the Company) that it is seeking reimbursement for its past costs and interest totaling $750,000. The PRPs sent a letter to Detroit Edison on April 8, 1994 advising that they will seek a contribution from the Company on grounds that they believe it to be a party despite the MDNR's decision not to include it. It is unknown what impact, if any, this situation will have upon the Company.

      In March 1989, the EPA served the Company with an investigative subpoena requesting extensive information regarding the Company's PCB activities. The Company responded to the investigative subpoena in June 1989. It is unknown at this time what impact, if any, the investigation will have upon the Company.

      EPA rules for underground storage tanks became effective in December 1988. These rules are now administered by the State of Michigan and contain requirements on new tank system installations, leak detection monitoring, notification and cleanup of leaks, corrosion resistance for new and existing tank systems and spill prevention. Of the original 90, the Company now has 70 remaining regulated underground storage tanks containing petroleum products. Although most of the tanks have been upgraded to "new tank standards", in accordance with further review of the rules, six tanks and 23 piping systems still need upgrading or replacement by December 22, 1998. It is estimated that it will cost the Company approximately $1.25 million to complete the underground storage tanks program.

      On July 1, 1991, the Michigan Environmental Response Act ("Act 307") became effective. The law is patterned after the CERCLA and gives the MDNR authority to list sites of environmental contamination and bring about environmental cleanups within the State of Michigan. Several Company-owned properties are on the Act 307 list as a result of diesel oil releases or dredged disposal operations, including portions of the Superior Station and portions of the St. Clair and Monroe Power Plants. The Company is addressing these issues and it is unknown what impact, if any, they will have upon the Company.

        In 1993, the Company received a letter from the MDNR requesting information regarding the Satterlee-Sumpter Township landfill site in Wayne County. In April 1994, the Company received a letter formally naming it as a PRP in the case and requesting the Company, along with the other PRPs, to conduct a remedial investigation of the site and to pay past costs incurred by the State. The PRPs have met with the MDNR to clarify the extent of the desired investigation. At this time, it is impossible to predict what the impact upon the Company will be.

      In July 1994, the Company received a Third Party summons and complaint from Oakland Disposal, Inc., Bestway Recycling, Inc., Aero Disposal, Inc., and Oakland Disposal No. 1 regarding the use of the Waterford Hills Sanitary Landfill for disposal of hazardous waste or hazardous waste constituents. An investigation of Company records revealed no evidence that any hazardous material was sent to the site. It is impossible to predict what impact this issue will have upon the Company.

      The Company received approval from the MDNR on October 5, 1993 to close its hazardous waste storage facility at its Warren Service Center. The facility's hazardous waste storage area has been closed but the issue of corrective actions at solid waste management units has not yet been addressed by the MDNR or the EPA.

      The Company has been minimizing radioactive waste production and all Fermi 2 final form radioactive waste is being stored in on-site facilities. During 1994, 72 drums of mixed (radioactive and hazardous) waste were disposed of at an approved facility. Two drums will be shipped in 1995, however, there are no facilities available to receive the remaining six drums of mixed waste. Temporary on-site storage will very likely continue to be the radioactive waste management option available in the near future.

      The federal Low-Level Radioactive Waste Policy Act makes each state responsible for the disposal of low-level radioactive waste situated within each state's borders. In June 1992, the United States Supreme Court upheld most of the provisions of this statute. The Court upheld the responsibility of each state to develop low-level waste facilities, but declared a provision requiring the state to take title to low-level radioactive waste in 1996 to be unconstitutional.

      For further information on nuclear waste disposal, see "Fuel Costs and Supply - Nuclear."

      For further information on environmental matters, see Notes 2 and 12 and
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYES AND EXECUTIVE OFFICERS

      EMPLOYES. The Company has 8,407 employes with an average length of service of approximately 18 years. Of these, 3,264 employes are represented by unions under two collective bargaining agreements. One agreement expires in June 1995 for 2,713 employes and the other agreement expires in August 1996 for 551 employes.

      EXECUTIVE OFFICERS.                                                                           PRESENT
                                                                                                    POSITION
                NAME                      AGE(A)           PRESENT POSITION                        HELD SINCE
                ----                      ------           ----------------                        ----------
   John E. Lobbia   . . . . . . . . . . .   53      Chairman of the Board                            5- 1-90
                                                      and Chief Executive Officer
   Anthony F. Earley, Jr.   . . . . . . .   45      President and Chief Operating                    3- 1-94
                                                      Officer
   Larry G. Garberding  . . . . . . . . .   56      Executive Vice President and                     8- 1-90
                                                      Chief Financial Officer
   Frank E. Agosti  . . . . . . . . . . . . 58      Senior Vice President-                           2- 1-90
                                                      Power Supply
   Robert J. Buckler  . . . . . . . . . . . 45      Senior Vice President-                          12- 1-92
                                                      Energy Marketing and
                                                      Distribution
   Douglas R. Gipson  . . . . . . . . . . . 47      Senior Vice President-                           4- 1-93
                                                      Nuclear Generation
   Gerard M. Anderson   . . . . . . . . . . 36      Vice President for Non-Utility                  12- 1-93
                                                      Business Ventures
   Susan M. Beale . . . . . . . . . . . . . 46      Vice President and Corporate                     3-27-95
                                                      Secretary
   Michael E. Champley  . . . . . . . . . . 46      Vice President-Marketing and                    12- 1-92
                                                      Sales
   Haven E. Cockerham .   . . . . . . . . . 47      Vice President-Human Resources                   6- 1-94
   Ronald W. Gresens  . . . . . . . . . . . 61      Vice President and Controller                    5- 1-87
   Leslie L. Loomans  . . . . . . . . . . . 51      Vice President and Treasurer                    10 -1-89
   Christopher C. Nern  . . . . . . . . . . 50      Vice President and General                       6- 1-93
                                                      Counsel
   S. Martin Taylor   . . . . . . . . . . . 54      Vice President-Corporate and                     2- 1-89
                                                     Public Affairs


   (a)   As of March 1, 1995

      Under the Company's By-Laws, the officers of the Company are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of shareholders or until their respective successors are chosen and qualified. With the exception of Messrs. Anderson, Cockerham, Earley and Garberding, all of the above officers have been employed by the Company in one or more management capacities during the past five years.

      Gerard M. Anderson was a senior engagement manager at McKinsey & Company, Inc., a management consulting firm, from 1988 to 1993. Effective December 1, 1993, he was elected Vice President of the Company.

      Haven E. Cockerham, from 1991 until 1994, was president of Cockerham, McCain & Associates, Inc., a management, business development and human resources consulting firm in Columbia, South Carolina. From 1989 to 1991, Mr. Cockerham owned Cockerham Chevrolet-Oldsmobile, an automobile dealership in Newberry, South Carolina. Prior to 1989, Mr. Cockerham was employed by General Motors in various executive positions in the human resources area. Effective June 1, 1994, he was elected Vice President-Human Resources.

        Anthony F. Earley, Jr., from 1989 to 1994, was President and Chief Operating Officer of Long Island Lighting Company ("LILCO"), an electric and gas utility company serving Long Island, New York. He previously served in various executive capacities at LILCO from 1985 to 1989. Effective March 1, 1994, he was elected President and Chief Operating Officer and a member of the Board of Directors of the Company.

      Larry G. Garberding, from 1987 until 1990, was President of NICOR, Inc., a natural gas utility serving suburban Chicago. Effective August 1, 1990, he was elected Executive Vice President, Chief Financial Officer and a member of the Board of Directors of the Company.

      On July 1, 1994, Malcolm G. Dade, Jr., Vice President, retired from the Company.

  On July 2, 1994, Saul J. Waldman, Vice President-Corporate Communications, retired from the Company.

      Pursuant to Article VI of the Company's Articles of Incorporation, directors of the Company will not be personally liable to the Company or its shareholders in the performance of their duties to the full extent permitted by law.

      Article VII of the Company's Articles of Incorporation provides that each person who is or was or had agreed to become a director or officer of the Company, or each such person who is or was serving or who had agreed to serve at the request of the Board of Directors as an employe or agent of the Company or as a director, officer, employe or agent of another corporation, partnership, joint venture, trust or other enterprise (including the heirs, executors, administrators or estate of such person), shall be indemnified by the Company to the full extent permitted by the Michigan Business Corporation Act or any other applicable laws as presently or hereafter in effect. In addition, the Company has entered into indemnification agreements with all of its officers and directors, which agreements set forth procedures for claims for indemnification as well as contractually obligating the Company to provide indemnification to the maximum extent permissible by law.

      The Company and its directors and officers in their capacities as such are insured against liability for wrongful acts (to the extent defined) under three insurance policies providing aggregate coverage in the amount of $85 million.

      OTHER INFORMATION. Pursuant to the provisions of the Company's By-Laws, the Board of Directors has by resolution set the number of directors comprising the full Board, effective as of April 24, 1995, at thirteen.

ITEM 3 - LEGAL PROCEEDINGS.

      The Company in the ordinary course of its business, is involved in a number of suits and controversies including claims for personal injuries and property damage and matters involving zoning ordinances and other regulatory matters. As of December 31, 1994, the Company was named as defendant in 194 lawsuits involving claims for personal injuries and property damage and had been advised of 22 other potential claims not evidenced by lawsuits.

      From time to time the Company has paid nominal penalties which were administratively assessed by the United States Coast Guard, United States Department of Transportation under the Federal Water Pollution Control Act, as amended, with respect to minor accidental oil spills at the Company's power plants into navigable waters of the United States. Payment of such penalties represents full disposition of these matters.

      The Company in its 1982 main electric rate case requested the MPSC to recognize the costs associated with the abandoned Greenwood Unit Nos. 2 and 3 for ratemaking purposes. In March 1983, the MPSC, consistent with past precedent, granted the Company authority to defer, amortize and recover these costs (over a period of 10 years) through the ratemaking process. The Michigan Attorney General appealed the MPSC's order. In August 1990, the Ingham County Circuit Court remanded this matter to the MPSC for additional findings of fact. On November 1, 1991, the MPSC issued its final order on remand affirming the earlier decision to allow rate recovery of the costs. The Ingham County Circuit Court has ordered that supplemental briefs be filed. The Company has amortized the costs associated with the abandoned Greenwood Unit Nos. 2 and 3 in accordance with the MPSC's order. The amortization was completed in 1993.

      The Company has announced its plans to form a holding company. The holding company format is subject to approval by Common Stock Shareholders, FERC and the NRC. The Company expects that the holding company structure will be in place by year-end 1995 and that the new holding company will be exempt from the practices of the federal Public Utility Holding Company Act of 1935.

      See Note 12.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      Not applicable.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed on the New York Stock Exchange, which is the principal market for such stock, and the Chicago Stock Exchange. The following table indicates the reported high and low sales prices of the Company's Common Stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

                                                 PRICE RANGE                          DIVIDENDS
                                             ------------------------                   PAID
            CALENDAR QUARTER                  HIGH              LOW                   PER SHARE
         ----------------------              -------          -------                 ---------
         1993   First . . . . . . . . .       37-1/8           32                        $0.495
                Second  . . . . . . . .       36-3/4           33-1/8                     0.515
                Third . . . . . . . . .       36               33-3/4                     0.515
                Fourth  . . . . . . . .       34-3/4           29-7/8                     0.515

         1994   First . . . . . . . . .       30-1/4           26                         0.515
                Second  . . . . . . . .       27-1/4           24-1/4                     0.515
                Third . . . . . . . . .       27-1/2           24-1/4                     0.515
                Fourth  . . . . . . . .       27-1/2           24-3/4                     0.515

      At December 31, 1994, there were 144,863,447 shares of the Company's Common Stock outstanding. These shares were held by a total of 151,077 shareholders.

      The Company's By-Laws provide that Chapter 7B of the Michigan Business Corporation Act ("Act") does not apply to the Company. The Act regulates shareholder rights when an individual's stock ownership reaches at least 20 percent of a Michigan corporation's outstanding shares. As a result of the amendment, a shareholder seeking control of the Company cannot require the Company's Board of Directors to call a meeting to vote on issues related to corporate control within 10 days, as stipulated by the Act.

      The level of dividends is dependent on earnings and other business conditions, each of which is periodically reviewed by the Company's Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA.

                                                           Year Ended December 31
                                      -------------------------------------------------------------------
                                      1994           1993           1992              1991           1990
                                      ----           ----           ----              ----           ----
                                                     (Thousands, except per share amounts)
Operating Revenues  . . . .       $ 3,519,341    $ 3,555,211     $ 3,558,143      $ 3,591,537     $ 3,576,281
Net Income  . . . . . . . .       $   419,909    $   521,903     $   588,047      $   568,037     $   514,459
Earnings for Common Stock .       $   390,269    $   491,066     $   557,549      $   535,205     $   479,280
Earnings Per Common Share .       $      2.67    $      3.34     $      3.79      $      3.64     $      3.26
Dividends Declared Per
  Share of Common Stock   .       $      2.06    $      2.06     $      1.98      $      1.88     $      1.78
At year-end:
  Total Assets  . . . . . .       $10,992,978    $11,134,879     $10,309,061      $10,463,624     $10,573,325
  Long-Term Debt
     Obligations (including
     capital leases) and
     Redeemable Preferred
     and Preference Stock
     Outstanding  . . . . .       $ 3,979,763    $ 4,007,622     $ 4,525,504      $ 4,900,020     $ 5,300,962

THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto, contained herein.

RESULTS OF OPERATIONS

   In 1994, the Company's earnings for common stock were $390.3 million, or $2.67 per share, a decrease of 20.5% from the $491.1 million, or $3.34 per share earned in 1993. The earnings decrease was due in part to a January 21, 1994 order by the Michigan Public Service Commission ("MPSC"), which reduced rates by $78 million annually and increased depreciation and operation expenses by $84 million annually. In addition, accretion income decreased and amortization of the Fermi 2 nuclear power plant phase-in plan increased significantly in 1994. Also, the Company incurred additional one-time charges at the Fermi 2 nuclear power plant, which was out of service in 1994 due to equipment failure, for maintenance expenses and the establishment of a reserve for estimated Fermi 2 performance in 1995-1997. The earnings decrease was limited by higher system sales and lower interest expense due to the early redemption and refinancing of higher cost debt and the redemption of maturing debt.

   At December 31, 1994, the book value of the Company's common stock was $22.89 per share, an increase of 2.5% since December 31, 1993. Return on average total common shareholders' equity was 11.6% in 1994, 15.2% in 1993 and 18.6% in 1992.

   The ratio of earnings to fixed charges for 1994, 1993 and 1992 was 3.13,
3.25 and 3.09, respectively. The ratio of earnings to fixed charges and preferred and preference stock dividend requirements for 1994, 1993 and 1992 was 2.73, 2.88 and 2.79, respectively.

OPERATING REVENUES

Total operating revenues increased (decreased) due to the following factors:

                                                                                    1994                1993
                                                                                  -----------------------------
                                                                                          (Millions)
Rate Changes
   MPSC rate reduction                                                              $(81)              $   -
   Expense stabilization procedure                                                     -                 (63)
   Power Supply Cost Recovery Clause                                                  (5)               (106)
                                                                                  -----------------------------
                                                                                     (86)               (169)

System sales volume and mix                                                          103                 158
Interconnection sales                                                                (17)                  2
Fermi 2 capacity factor
  performance standard reserve                                                       (31)                  -
Other - net                                                                           (5)                  6
                                                                                  -----------------------------
     Total                                                                          $(36)              $  (3)
                                                                                  =============================

Rate Changes

   The January 21, 1994 MPSC rate order reduced the Company's rates by $78 million annually. In keeping with the MPSC's recognition of the need for industrial customers to be competitive, the January 1994 rate reduction was allocated among the various classes of customers approximately as follows:
Industrial-$43 million, Commercial-$24 million, Residential-$10 million and Governmental-$1 million.

   A December 1988 MPSC rate order provided for a moratorium on base rate changes for the five-year period 1989 - 1993, an expense stabilization procedure ("ESP") surcharge, which provided annual revenues of $63 million in 1992 for the effects of inflation, and a suspension of the Power Supply Cost Recovery ("PSCR") Clause for the four-year period 1989 - 1992. The ESP surcharge expired for service rendered on or after January 1, 1993, and the PSCR Clause was reinstated in 1993. As a result of these two items, 1993 operating revenues were reduced by approximately $169 million.

Kilowatthour Sales

Kilowatthour sales increased (decreased) as follows:

                                                                               1994                 1993
                                                                            ------------------------------
Residential                                                                     1.1%                6.4%

Commercial                                                                      3.5                 4.0

Industrial                                                                      5.9                 6.6

Other (includes primarily sales for resale)                                   (14.1)                6.7

   Total System                                                                 2.8                 5.6

Interconnection                                                               (45.2)               12.7

   Total                                                                       (1.0)                6.1


1994

   Residential sales increased due to substantially warmer weather in the second quarter resulting in increased air conditioning and cooling-related loads, partially offset by lower cooling-related loads in the third quarter. The increased heating-related loads in the first quarter were offset by decreased heating-related loads in the fourth quarter. Commercial sales increased due primarily to improved economic conditions and increased cooling-related loads. Industrial sales increased as a result of higher sales to automotive, steel and other manufacturing customers reflecting the improvement in the economy. The decreased sales to other customers reflect lower sales to wholesale for resale customers.

1993

   Residential and commercial sales increased due primarily to substantially warmer summer weather resulting in increased air conditioning and cooling-related loads, partially offset by warmer winter weather reducing heating-related sales. Industrial sales increased due to higher automotive and steel production and improved economic conditions. The increased sales to other customers reflect increased load requirements of wholesale for resale customers.

Interconnection Sales

Interconnection sales represent sales between utilities to meet energy needs as a result of demand and/or generating unit availability.

1994

   Interconnection sales decreased due to the reduced availability of energy for sale as a result of the Fermi 2 outage and lower sales to Consumers Power Company.

1993

   Interconnection sales increased due primarily to increased sales to Consumers Power Company, partially offset by a decrease in sales to Ontario Hydro.

OPERATING EXPENSES

Fuel and Purchased Power

Fuel and purchased power expenses increased (decreased) due to the following factors:

                                                                   1994                      1993
                                                               -------------------------------------
                                                                             (Millions)
Net system output                                                   $ (6)                    $ 43
Average unit cost                                                      59                     (37)
Fermi 2 business interruption insurance proceeds                     (65)                       -
Other                                                                   6                       5
                                                                -------------------------------------
     Total                                                          $ (6)                    $ 11
                                                                =====================================




Net system output and average unit costs were as follows:

                                                                      1994           1993            1992
                                                                  -------------------------------------------
                                                                         (Thousands of Megawatthours)
Power plant generation
   Fossil                                                           42,410         38,882          36,689
   Nuclear                                                               -          8,274           7,338
Purchased power                                                      6,599          2,211           2,705
                                                                  -------------------------------------------
Net system output                                                   49,009         49,367          46,732
                                                                  ===========================================
Average unit cost ($/Megawatthour)                                  $16.94         $15.73          $16.49
                                                                  ===========================================



1994

   The increase in average unit cost resulted from replacing lower-cost nuclear generation with higher-cost fossil generation and purchased power due to the Fermi 2 outage in 1994 as a result of a turbine-generator failure on December 25, 1993. This increase was offset by the receipt of Fermi 2 business interruption insurance proceeds.

1993

   The decrease in average unit cost was due to declining fuel prices resulting from greater use of lower-cost Western low-sulfur coal, increases in lower-cost nuclear generation and decreases in the buyback of Belle River Power Plant capacity and energy from the Michigan Public Power Agency.

Other Operation

1994

   Other operation expense increased due primarily to other postretirement health care and life insurance benefits expense, service quality claims expense and higher nuclear plant, transmission and distribution and demand-side management expenses. These increases were partially offset by lower incentive award expenses related to a shareholder value improvement plan, expenses recorded in the year-earlier period for the write-off of obsolete and excess stock material and a reserve for steam purchases under the agreement with the Greater Detroit Resource Recovery Authority, lower uncollectible and employee reorganization expenses and lower injuries and damages expense.

1993

   Other operation expense increased due primarily to the write-off of obsolete and excess stock material, higher injuries and damages expenses, a provision for employee reorganization expenses, a reserve for steam purchases under the agreement with the Greater Detroit Resource Recovery Authority, incentive award expenses related to a shareholder value improvement plan and expenses related to the new collective bargaining agreement with employees represented by the Utility Workers Union of America - Local 223. These increases were partially offset by lower uncollectible expenses and a 1992 accrual for low-level nuclear waste disposal.

Maintenance

1994

   Maintenance expense increased due primarily to higher nuclear plant and storm expenses, partially offset by lower fossil plant and line clearance expenses. Since Fermi 2 was down for repair in 1994, the Company elected to upgrade various plant facilities which resulted in higher nuclear plant maintenance expense.

1993

   Maintenance expense decreased due primarily to lower line clearance and storm expenses, partially offset by expenses related to the new collective bargaining agreement with employees represented by the Utility Workers Union of America - Local 223.

Depreciation and Amortization

1994 and 1993

   Depreciation and amortization expense increased due to increases in plant in service and, for 1994, to increased Fermi 2 decommissioning costs authorized by the January 21, 1994 MPSC rate order.

Deferred Fermi 2 Depreciation and Amortization

1994 and 1993

   Deferred Fermi 2 depreciation, a non-cash item of income, was recorded beginning with the implementation of the Fermi 2 rate phase-in plan in January 1988. The annual amount deferred decreased each year through 1992. Beginning in 1993 and continuing through 1998, these deferred amounts are amortized to operating expense as the cash recovery is realized through revenues. Deferred Fermi 2 amortization, also a non-cash item of income, was recorded beginning with the Company's purchase of the Wolverine Power Supply Cooperative, Inc.'s ownership interest in Fermi 2 in February 1990. The annual amount deferred decreases each year through 1999.

Amortization of Deferred Fermi 2 Depreciation and Return

1994 and 1993

   Beginning in 1993, the Company began amortizing to operating expense deferred Fermi 2 depreciation and return as discussed herein.

Taxes Other Than Income Taxes

1994

   Taxes other than income taxes decreased due primarily to lower property taxes, partially offset by higher Michigan Single Business Tax ("MSBT").

1993

   Taxes other than income taxes increased due primarily to higher MSBT expense and higher property taxes.

Income Taxes

1994

   Income taxes decreased due primarily to lower pretax income, partially offset by higher prior years' federal income tax accrual. In March 1994, the Company and the Internal Revenue Service ("IRS") reached a settlement of the Company's income tax returns for the years 1987 and 1988.

1993

   Income taxes decreased due primarily to lower pretax income and prior years' federal income tax accrual, partially offset by an increase in the federal corporate income tax rate from 34% to 35% retroactive to January 1, 1993 and higher taxes due to the reduction of deferred Fermi 2 depreciation, amortization and return.

Deferred Fermi 2 Return

1993

   Deferred Fermi 2 return, a non-cash item of income, was recorded beginning with the implementation of the Fermi 2 rate phase-in plan in January 1988. The annual amount deferred decreased each year through 1992. Beginning in 1993 and continuing through 1998, these deferred amounts are amortized to operating expense as the cash recovery is realized through revenues.

Other Income and Deductions

1994

   Other deductions increased slightly due primarily to the write-off of premiums and expenses related to the $50 million portion of 1989 Series A Mortgage Bonds not refinanced and an accrual for a contribution to the Detroit Edison Foundation.

1993

   Other deductions increased due primarily to an increase in the accrual for decommissioning expenses for Fermi 1, an experimental nuclear unit that has been shut down since 1972.

Accretion Income

1994 and 1993

   Accretion income, a non-cash item of income, was recorded beginning in January 1988 to restore to income, over the period 1988-1998, losses recorded due to discounting indirect disallowances of plant costs. The annual amount of accretion income recorded decreases each year through 1998. Also, effective in January 1994, accretion income decreased due to the return to rate base of Greenwood Unit No. 1.

Long-Term Debt Interest Charges

1994 and 1993

   Long-term debt interest charges decreased due to the early redemption and refinancing of securities when economic and the redemption of maturing securities.

Other Interest Charges

1994

   Other interest charges increased due to higher levels of short-term borrowings, accruals for prior years' MSBT audits and the settlement of 1987 and 1988 IRS audits.

Preferred and Preference Stock Dividend Requirements

1994

   Preferred and preference stock dividend requirements decreased slightly due to the optional and mandatory redemption of outstanding shares in 1993.

1993

   Preferred and preference stock dividend requirements increased slightly due to issuance of cumulative preferred stock, partially offset by optional and mandatory redemption of outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity has improved since the 1988 commercial operation of Fermi 2, a nuclear generating unit comprising 28% of the Company's total assets and 11% of the Company's summer net rated capability, and lower levels of capital expenditures.

Fermi 2

The commercial operation of Fermi 2 completed the Company's power plant construction program. The Company has no current plans for additional generating plants. Ownership of an operating nuclear generating unit such as Fermi 2 subjects the Company to significant additional risks. Nuclear plants are highly regulated by a number of governmental agencies concerned with public health and safety as well as the environment, and consequently, are subject to greater risks and scrutiny than conventional fossil-fueled plants.

   Fermi 2 was out of service in 1994. On December 25, 1993, the reactor automatically shut down following a turbine-generator failure. Safety systems responded within design and regulatory specifications. The turbine suffered mechanical damage, the exciter and generator incurred mechanical and fire damage, and the condenser had some internal damage. The fire was contained in the turbine building, and there was no release of radioactive contaminants during the event. The nuclear part of the plant was not damaged.

   Major repairs have been completed and tests are continuing to balance and synchronize the unit. The Company expects that most repair costs related to returning the Fermi 2 turbine-generator to service will be covered by insurance. These costs are estimated to be in the $70 million to $80 million range. The Company has received partial insurance payments of $25 million for property damage. In addition, the Company has received insurance payments of $66 million for replacement power costs. As a result of an investigation as to the cause of the December 1993 mechanical failure, the Company will replace major Fermi 2 turbine components. Installation of new low-pressure turbine sections is expected to add about 20 megawatts ("MW") of generating capacity to the plant, which would expand the plant's capability by about 2%.

   In the interim period the Company will operate Fermi 2 without the large seventh and eighth stage turbine blades until the next refueling, which will reduce the Fermi 2 power output to a range of about 800 MW to 900 MW. During the lower output period, new turbine shafts and blades will be manufactured for the plant's three low-pressure turbines. These major components will be installed during the next refueling outage in 1996.

   Replacing the major turbine components in 1996 is expected to cost between $30 million and $40 million. These costs will not be covered by insurance. These costs will be capitalized and are expected to be recovered in rates because such costs are less than the cumulative amount available under the cap on Fermi 2 capital expenditures, a provision of the MPSC's December 1988 order.

   At December 31, 1994, Fermi 2 was insured for property damage in the amount of $2.75 billion and the Company had available approximately $8.5 billion in public liability insurance. To the extent that insurable claims for replacement power, property damage, decontamination, repair and replacement and other costs arising from a nuclear incident at Fermi 2 exceed the policy limits of insurance, or to the extent that such insurance becomes unavailable in the future, the Company will retain the risk of loss.

Cash Generation and Cash Requirements

Consolidated Statement of Cash Flows

The Company generates substantial cash flows from operating activities as shown in the Consolidated Statement of Cash Flows. Net cash from operating activities, which is the Company's primary source of liquidity, was $1,063 million in 1992, $1,141 million in 1993 and $953 million in 1994. Net cash from operating activities decreased in 1994 due to lower net income and changes in current assets and liabilities, partially offset by higher non-cash charges to income for the Fermi 2 phase-in plan and depreciation and amortization. Net cash from operating activities increased in 1993 due to lower non-cash items of income for the Fermi 2 phase-in plan, higher depreciation and amortization, and changes in current assets and liabilities, partially offset by lower net income and deferred income taxes.

   Net cash used for investing activities increased in 1994 due primarily to increased funding of nuclear decommissioning trust funds, the purchase of leased equipment and non-utility investments, partially offset by lower plant and equipment expenditures. Net cash used for investing activities decreased in 1993 due primarily to lower plant and equipment expenditures.

   During the period 1992-1994, the Company has engaged in an extensive debt refinancing program. Assuming favorable economic conditions, the Company expects that it will continue to refinance existing higher-cost debt and equity securities. Also, in 1994, as a result of a plan change, the Company entered into the one-time purchase of common stock from the trustee of the Detroit Edison Savings & Investment Plans.

Additional Information

   An MPSC order permits the Company to issue approximately $3.5 billion of securities for the purpose of refinancing debt and preferred and/or preference stock (issued prior to 1993) prior to maturity (when economic) and at maturity, and to replace funds used for those purposes. The Company also has MPSC authority to refinance substantially all non-taxable debt obligations.

   Cash requirements for scheduled long-term debt redemptions are expected to be $19 million, $119 million, $144 million, $169 million and $219 million for 1995, 1996, 1997, 1998 and 1999, respectively.

   Cash requirements for capital expenditures were $363 million in 1994 and are expected to be approximately $1.9 billion for the period 1995 through 1999. In 1995, cash requirements for capital expenditures are estimated at $394 million. Environmental expenditures are expected to approximate $79 million for the period 1995 through 1999, including expenditures for Clean Air Act compliance requirements. See "Environmental Matters" herein.

   The Company's internal cash generation is expected to be sufficient to meet cash requirements for capital expenditures as well as scheduled long-term debt redemption requirements.

   In May 1993, the Federal Energy Regulatory Commission ("FERC") issued its order authorizing the continuation of the Company's $1 billion of short-term borrowing authority. This authority will be in effect through May 31, 1995.

   The Company had total short-term credit arrangements of approximately $405 million at December 31, 1994, under which $39.5 million of borrowings were outstanding.

Capitalization

The Company's capital structure ratios (excluding amounts of long-term debt and preferred and preference stock due within one year) were as follows:

                                                                                  December 31
                                                                     ---------------------------------------
                                                                     1994             1993              1992
                                                                     ----             ----              ----
Common Shareholders' Equity                                          44.2%            43.9%             42.0%
Preferred and Preference Stock                                        5.0              5.1               4.5
Long-Term Debt                                                       50.8             51.0              53.5
                                                                    -----            -----             -----
                                                                    100.0%           100.0%            100.0%
                                                                    =====            =====             =====



Competition

An electric public utility must compete with other energy suppliers to meet its customers' energy needs. Serious issues facing the entire electric utility industry include deregulation, municipalization, cogeneration, independent power production, open access to transmission lines and a more competitive bulk power supply market. Utility customers have the option of self-generation or cogeneration and, depending on the extent of future deregulation, may be able to enter into contracts with other power suppliers. In the future, electric utilities may be required to unbundle their products and services to accommodate emerging competitive alternatives brought about by possible industry restructuring due to deregulation.

   On December 5, 1994, the Company's Board of Directors approved the formation of a holding company. The Company's shareholders will be asked to approve this organizational structure at the Company's April 24, 1995 Annual Meeting of Common Shareholders. This organizational structure will be subject to receipt of a number of regulatory approvals.

   A holding-company structure will provide greater financial flexibility to develop and operate new non-utility businesses. It also will offer a mechanism for better defining and separating the Company's regulated and unregulated businesses, and for protecting the Company's utility business and customers from any risks that may be involved in non-utility ventures.

   When all approvals are in place, the Company's common stock will be exchanged share-for-share for the common stock of the holding company. The holding-company structure could be in place before the end of 1995.

   As a result of the Energy Policy Act of 1992, the Company expects that, over time, non-utility generation resources will be developed which will result in greater competition for power sales. In addition, in April 1994, the MPSC issued an interim order setting forth a framework for a retail wheeling experiment. The 90 MW experiment would last five years commencing with the need for additional capacity, which is expected to be approximately the year 2000, and would be implemented concurrently with the Company's next Request for Proposal case under the MPSC's capacity solicitation process. The Company has appealed the MPSC's interim order with the U.S. District Court for the Western District of Michigan claiming that the MPSC does not have the authority to order the Company to participate in retail wheeling, and that the jurisdiction over transmission rates for wheeling resides with the FERC. The MPSC is expected to issue a final order by the end of April 1995.

   In response to the changing market for electricity, the Company has developed a number of programs designed to increase its efficiency and competitive status and address customer needs. An aggressive demand-side management program has been developed, an integral part of which is an interruptible rate for large industrial customers. This rate, commonly referred to as R-10 and approved by the MPSC, permits its customers to achieve economic benefits while enabling the Company to reduce its peak demand requirements. The January 21, 1994 MPSC rate order increased the 400 MW available under the R-10 rate to 525 MW in 1994 and 650 MW in 1995, with the Company absorbing revenue losses associated with the additional 250 MW made available under this rate.

   As part of a continuing response to the challenge of competition, the Company has executed 10-year special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation, covering 54 of the Big Three automakers' largest manufacturing locations in Southeastern Michigan. On August 3, 1994, the Company filed the executed special manufacturing contracts with the MPSC. The MPSC must approve these contracts before they can become effective. An order approving these long-term contracts is expected to be issued in March 1995.

   The special manufacturing contracts are available to customers with a total connected load of 100 MW or more for specific locations of 5 MW and over. Service under the special manufacturing contracts will include both firm and interruptible service, which is priced to provide customers with competitively-based electric rates.

   A major feature of the special manufacturing contracts will be the establishment of a long-term, 10-year relationships with these customers during which the Company will be the customers' sole supplier of electricity through the year 2000. The customers may reduce their purchases by 20% annually during the last four years of the contracts. The special manufacturing contracts provide that the customers' existing self-generation will only be used for emergency back-up. It is anticipated that this will result in additional sales and revenue for the Company. The contracts also provide for a corporate minimum take-or-pay provision for 1995 through 1999 with specified price reductions for 1995 through 2000. Through these agreements, the customers will be assured of both a more competitive and predictable price for electric energy. Detroit Edison will be assured that the customers will purchase their electric requirements from the Company.

   Pursuant to the terms of the special manufacturing contracts, the customers will be able to designate a percentage of their load at each facility as interruptible. The customers will also have the ability to designate interruptions on a corporate basis with the flexibility to shift interruptible load among separate facilities. In total, approximately 160 MW of interruptible capacity is expected.

   In order to forge an energy partnership with these customers, the Company will provide service delivery quality guarantees and on-site engineering expertise to implement better service, identify energy conservation efficiency improvement opportunities and achieve valuable energy savings for each customer. The goal of these provisions of the special manufacturing contracts is to combine the customers' energy conservation efforts with the knowledge and skills provided by the Company. The Company also may invest in energy saving projects with these customers.

   The Company will serve the special manufacturing contract customers at rates above its marginal cost. Further, at this time the Company is not requesting a change in electric rates charged to other customers. As a result, annual revenue reductions will range in amounts from about $30 million in 1995 to $50 million for 1999 through 2004. The Company expects to offset these reductions by further reducing operating expenses.

   In 1994, the Company completed its accelerated reliability improvement program which upgraded its transmission and distribution system. This program has helped reduce interruptions and the duration of outages thus increasing customer satisfaction.

   The Company is reviewing potential energy services as a method of remaining competitive while diversifying within the scope of its core business.

Meeting Energy Demands

Since 1980, the compound annual sales growth was 1.8% and peak demand growth was 2.4% (after adjusting for the effects of unusual weather). System sales and demand are expected to grow at a compound annual rate of about 1.5% per year for the next 15 years.

   Sales to the non-manufacturing segment, which include customers such as agribusiness, grocery stores, restaurants and government, are projected to grow at a strong pace in the next 15 years, a compound annual increase of 1.9% per year. This projected increase indicates the Company's customer base is becoming more diverse and less dependent on the manufacturing segment.

   The Company expects to meet its near-term demand for energy by the return to service, subject to environmental regulations, of power plant units currently in economy reserve status when energy demand and consumption requirements provide economic justification. The return to service of these units is conditioned upon the outcome of a competitive bidding process which was established by an MPSC order issued in July 1992. The Company will submit a new plan to the MPSC detailing its proposed method of meeting energy demands on or before May 1, 1995.

Inflation

Inflation is a measure of the purchasing power of the dollar. In 1994, the inflation rate, as defined by the Consumer Price Index, was 2.7%. Although the current inflation rate is relatively low, its compound effect through time can be significant, primarily in its effect on the Company's ability to replace its investment in utility plant.

   The regulatory process limits the amount of depreciation expense recoverable through revenues to the historical cost of the Company's investment in utility plant. Such amount produces cash flows which are inadequate to replace such property in future years. However, the Company believes that it will be able to recover the increased cost of replacement facilities when, and if, replacement occurs.

Regulation and Rates

The Company has no plans to seek increased rates for electric service from the MPSC in the near future.

Environmental Matters

Protecting the environment from damage, as well as correcting past environmental damage, continues to be the focus of state and federal regulators. Committees at both the state and federal level are studying the effects of a wide array of chemicals and electromagnetic fields as well as global warming (as potentially affected by carbon dioxide emissions). Legislation and/or rulemaking resulting from these and any future studies could further impact the electric utility industry including the Company.

   The Environmental Protection Agency ("EPA") and the Michigan Department of Natural Resources have aggressive programs regarding the cleanup of contaminated property. The Company anticipates that it will be periodically included in these types of environmental proceedings. Further, additional environmental expenditures, although difficult to quantify, will be necessary as the Company prepares to comply with the phase-in of the 1990 Amendments to the federal Clean Air Act. The Company currently meets the first phase of sulfur dioxide emissions and nitrogen oxides emissions requirements. The second phase begins in the year 2000. The Company currently burns low-sulfur coal (less than 1% sulfur) at all its coal-fired units and believes it can meet the second phase sulfur dioxide emission requirements through additional blending of coals. Current projections indicate that annual fuel costs may increase by $13-20 million in the period 2000-2009 in order to comply with new sulfur dioxide emissions requirements. In addition, approximately $59 million in capital expenditures may be necessary for nitrogen oxides emissions requirements.

   The Company expects that substantially all of the costs of environmental compliance will be recovered through the ratemaking process.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements and schedules are included herein.

                                                                                                    Page
                                                                                                    ----
         Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . .    31
         Consolidated Statement of Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32
         Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .    33
         Consolidated Balance Sheet   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34
         Consolidated Statement of Common Shareholders' Equity  . . . . . . . . . . . . . . . . .    36
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .    37
         Schedule VIII - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . .    59

Note:
         All other schedules and portions of included schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         The Company's individual financial statements have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets as shown in the December 31, 1994 Consolidated Balance Sheet.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Detroit Edison Company

       In our opinion, the consolidated financial statements listed in the index on page 30 present fairly, in all material respects, the financial position of The Detroit Edison Company and its subsidiary companies at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP


Detroit, Michigan
January 23, 1995

The Detroit Edison Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF INCOME
  (Dollars in Thousands)

                                                                          -------------------------------------------
                                                                                      Year Ended December 31
---------------------------------------------------------------------------------------------------------------------
                                                                                 1994           1993            1992
                                                                          -------------------------------------------
OPERATING REVENUES
 Electric - System                                                         $3,448,351     $3,467,357      $3,472,583
 Electric - Interconnection                                                    43,141         60,363          58,447
 Steam                                                                         27,849         27,491          27,113
---------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                                          $3,519,341     $3,555,211      $3,558,143
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
     Fuel                                                                  $  719,215     $  750,127      $  704,371
     Purchased power                                                          116,947         91,747         126,101
     Other operation                                                          621,066        604,882         548,520
 Maintenance                                                                  262,409        251,149         262,803
 Depreciation and amortization                                                476,415        432,512         423,407
 Deferred Fermi 2 depreciation and amortization                                (7,465)        (8,959)        (14,984)
 Amortization of deferred Fermi 2 depreciation and return                      84,828         30,888               -
 Taxes other than income                                                      255,874        261,449         252,011
 Income taxes                                                                 270,657        297,469         302,758
---------------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                          $2,799,946     $2,711,264      $2,604,987
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                           $  719,395     $  843,947      $  953,156
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
 Allowance for other funds used during construction                        $    1,684     $    2,055      $    1,363
 Deferred Fermi 2 return                                                            -              -          13,785
 Other income and deductions                                                  (24,973)       (24,961)        (21,179)
 Income taxes                                                                   8,111          8,594           7,108
 Accretion income                                                              13,644         44,130          45,695
 Income taxes - disallowed plant costs and accretion income                    (4,252)       (14,062)        (15,576)
---------------------------------------------------------------------------------------------------------------------
         Net Other Income and Deductions                                   $   (5,786)    $   15,756      $   31,196
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                                             $  713,609     $  859,703      $  984,352
---------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                                            $  273,763     $  325,194      $  388,580
 Amortization of debt discount, premium and expense                            10,832          9,114           3,952
 Other                                                                         11,170          4,928           5,169
 Allowance for borrowed funds used during construction (credit)                (2,065)        (1,436)         (1,396)
---------------------------------------------------------------------------------------------------------------------
         Net Interest Charges                                              $  293,700     $  337,800      $  396,305
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $  419,909     $  521,903      $  588,047
PREFERRED AND PREFERENCE STOCK DIVIDEND REQUIREMENTS                           29,640         30,837          30,498
---------------------------------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK                                                  $  390,269     $  491,066      $  557,549
=====================================================================================================================
COMMON SHARES OUTSTANDING - AVERAGE                                       146,151,505    147,031,446     146,998,485
---------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                                              $2.67          $3.34           $3.79
=====================================================================================================================




         (See accompanying Notes to Consolidated Financial Statements.)

The Detroit Edison Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF CASH FLOWS
  (Dollars in Thousands)

                                                                       ------------------------------------------------
                                                                                      Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------
                                                                                 1994           1993            1992
                                                                       ------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                            $  419,909        $   521,903      $    588,047
 Adjustments to reconcile net income to net cash from
   operating activities:
     Accretion income                                                     (13,644)           (44,130)          (45,695)
     Depreciation and amortization                                        476,415            432,512           423,407
     Deferred Fermi 2 depreciation, amortization and return - net          77,363             21,929           (28,769)
     Deferred income taxes and investment tax credit - net                 93,287             85,574           132,179
     Fermi 2 refueling outage - net                                       (19,507)            17,856            (6,084)
     Other                                                                (31,091)            32,367             6,714
     Changes in current assets and liabilities:
       Customer accounts receivable and unbilled revenues                    (505)            10,733             9,068
       Other accounts receivable                                           (7,593)            (2,247)           17,815
       Inventories                                                         (1,774)            33,839             5,239
       Accounts payable                                                   (13,858)            21,364           (24,930)
       Taxes payable                                                      (18,031)            (6,499)           (8,109)
       Interest payable                                                    (6,174)           (19,769)          (15,199)
       Other                                                               (2,189)            35,350             9,807
-----------------------------------------------------------------------------------------------------------------------
     Net cash from operating activities                                $  952,608        $ 1,140,782      $  1,063,490
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Plant and equipment expenditures                                      $ (366,392)       $  (396,407)     $   (415,937)
 Purchase of leased equipment                                             (11,500)            (2,402)                -
 Nuclear decommissioning trust funds                                      (46,563)            (5,346)           (4,482)
 Non-utility investments                                                  (12,843)               182              (614)
 Changes in current assets and liabilities                                  5,042             10,225            (7,897)
 Other                                                                    (11,537)           (19,988)            2,047
-----------------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                            $ (443,793)       $  (413,736)     $   (426,883)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Sale of cumulative preferred stock                                    $        -        $   200,000      $          -
 Sale of general and refunding mortgage bonds                             200,000          1,510,000           350,000
 Funds received from Trustees:  Installment sales contracts and
   loan agreements                                                         50,470             76,510           348,960
 Increase (decrease) in short-term borrowings                             (98,715)           109,210            (9,000)
 Redemption of long-term debt                                            (258,034)        (2,024,289)         (957,859)
 Redemption of preferred and preference stock                                   -           (164,158)          (22,005)
 Premiums on reacquired long-term debt and
   preferred and preference stock                                         (11,563)           (81,453)          (16,556)
 Purchase of common stock                                                 (59,855)                 -                 -
 Dividends on common, preferred and preference stock                     (331,445)          (330,792)         (318,349)
 Other                                                                     (2,622)           (20,417)           (9,225)
-----------------------------------------------------------------------------------------------------------------------
     Net cash used for financing activities                            $ (511,764)       $  (725,389)     $   (634,034)
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS         $   (2,949)       $     1,657      $      2,573
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF THE PERIOD             11,071              9,414             6,841
-----------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF THE PERIOD               $    8,122        $    11,071      $      9,414
=======================================================================================================================


SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid (excluding interest capitalized)                        $  289,375        $   346,542      $    406,571
 Income taxes paid                                                        183,172            233,542           178,786
 New capital lease obligations                                              9,328             36,606            39,320

For purposes of the consolidated financial statements, the Company considers investments purchased with a maturity of three months or less to be temporary cash investments.




         (See accompanying Notes to Consolidated Financial Statements.)

The Detroit Edison Company and Subsidiary Companies
CONSOLIDATED BALANCE SHEET
  (Dollars in Thousands)

                                                                              -----------------------------
                                                                                        December 31
ASSETS
                                                                                  1994               1993
                                                                              -----------------------------
UTILITY PROPERTIES
  Plant in service
     Electric                                                                  $12,941,414      $12,557,267
     Steam                                                                          69,813           70,948
-----------------------------------------------------------------------------------------------------------
                                                                               $13,011,227      $12,628,215
     Less:  Accumulated depreciation and amortization                           (4,529,692)      (4,137,881)
-----------------------------------------------------------------------------------------------------------
                                                                               $ 8,481,535      $ 8,490,334
  Construction work in progress                                                    104,431          160,230
-----------------------------------------------------------------------------------------------------------
     Net utility properties                                                    $ 8,585,966      $ 8,650,564
-----------------------------------------------------------------------------------------------------------
  Property under capital leases (less accumulated amortization
     of $94,678 and $101,381, respectively)                                    $   134,542      $   154,837
  Nuclear fuel under capital lease (less accumulated amortization
     of $374,405)                                                                  193,411          184,083
-----------------------------------------------------------------------------------------------------------
     Net property under capital leases                                         $   327,953      $   338,920
-----------------------------------------------------------------------------------------------------------
     Total owned and leased properties                                         $ 8,913,919      $ 8,989,484
-----------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
  Non-utility property                                                         $    11,281      $    10,053
  Investments and special funds                                                     18,722           15,914
  Nuclear decommissioning trust funds                                               76,492           29,929

-----------------------------------------------------------------------------------------------------------
                                                                               $   106,495      $    55,896
-----------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and temporary cash investments                                          $     8,122      $    11,071
  Customer accounts receivable and unbilled revenues (less allowance
     for uncollectible accounts of $30,000 and $34,000, respectively)              195,824          195,319
  Other accounts receivable                                                         34,212           26,619
  Inventories (at average cost)
     Fuel                                                                          136,331          129,024
     Materials and supplies                                                        155,921          165,187
  Prepayments                                                                       10,516           10,914
-----------------------------------------------------------------------------------------------------------
                                                                               $   540,926      $   538,134
-----------------------------------------------------------------------------------------------------------
DEFERRED DEBITS
  Unamortized debt expense                                                     $    42,876      $    45,396
  Unamortized loss on reacquired debt                                              123,996          124,567
  Recoverable income taxes                                                         663,101          771,277
  Other postretirement benefits                                                     36,562           48,568
  Fermi 2 phase-in plan                                                            390,764          475,592
  Fermi 2 deferred amortization                                                     52,259           44,794
  Other                                                                            122,080           41,171
-----------------------------------------------------------------------------------------------------------
                                                                               $ 1,431,638      $ 1,551,365
-----------------------------------------------------------------------------------------------------------
     TOTAL                                                                     $10,992,978      $11,134,879
===========================================================================================================





         (See accompanying Notes to Consolidated Financial Statements.)

The Detroit Edison Company and Subsidiary Companies
CONSOLIDATED BALANCE SHEET
  (Dollars in Thousands)

                                                                                 -----------------------------
                                                                                           December 31
--------------------------------------------------------------------------------------------------------------
LIABILITIES
                                                                                     1994             1993
                                                                                 -----------------------------
CAPITALIZATION
  Common stock - $10 par value, 400,000,000 shares authorized;
    144,863,447 and 147,047,918 shares outstanding, respectively
    (311,804 and 334,002 shares, respectively, reserved for conversion
    of preferred stock)                                                             $ 1,448,635    $ 1,470,479
  Premium on common stock                                                               545,825        553,966
  Common stock expense                                                                  (47,461)       (48,175)
  Retained earnings used in the business                                              1,379,081      1,319,685
-----------------------------------------------------------------------------------------------------------------
        Total common shareholders' equity                                           $ 3,326,080    $ 3,295,955
  Cumulative preferred stock - $100 par value, 6,747,484 shares authorized; 3,905,470 and 3,909,419 shares outstanding,
    respectively (1,539,827 shares unissued)
      Redeemable solely at the option of the Company                                    380,283        380,683
  Long-term debt                                                                      3,825,296      3,830,596
-----------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                        $ 7,531,659    $ 7,507,234
-----------------------------------------------------------------------------------------------------------------
OTHER NON-CURRENT LIABILITIES
  Obligations under capital leases                                                  $   126,076    $   141,043
  Other postretirement benefits                                                          37,143         48,567
  Other                                                                                  48,707         15,130
-----------------------------------------------------------------------------------------------------------------
                                                                                    $   211,926    $   204,740
-----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Short-term borrowings                                                             $    39,489    $   138,204
  Amounts due within one year
    Long-term debt                                                                       19,214         19,649
    Obligations under capital leases                                                    201,877        197,877
  Accounts payable                                                                      147,020        159,870
  Property and general taxes                                                             31,608         38,592
  Income taxes                                                                            5,304         16,839
  Accumulated deferred income taxes                                                      32,625         63,046
  Interest                                                                               60,214         66,388
  Dividends payable                                                                      82,012         83,143
  Payrolls                                                                               71,958         67,778
  Fermi 2 refueling outage                                                                1,267         20,774
  Other                                                                                  97,215        103,193
-----------------------------------------------------------------------------------------------------------------
                                                                                    $   789,803    $   975,353
-----------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS
  Accumulated deferred income taxes                                                 $ 2,014,821    $ 1,986,463
  Accumulated deferred investment tax credits                                           346,379        359,205
  Other                                                                                  98,390        101,884
-----------------------------------------------------------------------------------------------------------------
                                                                                    $ 2,459,590    $ 2,447,552
-----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 9, 12 and 13)
-----------------------------------------------------------------------------------------------------------------
        TOTAL                                                                       $10,992,978    $11,134,879
=================================================================================================================


         (See accompanying Notes to Consolidated Financial Statements.)

The Detroit Edison Company and Subsidiary Companies
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
  (Dollars in Thousands)



                                                -----------------------------------------------------------------------------
                                                         Common Stock                  Premium                    Retained
                                                   --------------------------            on        Common         Earnings
                                                                       $10 Par         Common       Stock        Used in the
                                                      Shares            Value          Stock       Expense        Business
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1991                      146,983,123       $1,469,831     $553,463        $(48,150)     $  872,428
   Issuance of common stock on conversion of
     convertible cumulative preferred stock,
     5 1/2% series                                     33,568              336          261             (13)
   Expense associated with preferred and
     preference stock redeemed                                                                                         (847)
   Net income                                                                                                       588,047
   Cash dividends declared
       Common stock - $1.98 per share                                                                              (291,066)
       Cumulative preferred and
         preference stock*                                                                                          (30,403)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992                      147,016,691       $1,470,167     $553,724        $(48,163)     $1,138,159
   Issuance of common stock on conversion of
     convertible cumulative preferred stock,
     5 1/2% series                                     31,227              312          242             (12)
   Expense associated with preferred and
     preference stock redeemed                                                                                       (6,634)
   Net income                                                                                                       521,903
   Cash dividends declared
       Common stock - $2.06 per share                                                                              (302,894)
       Cumulative preferred and
         preference stock*                                                                                          (30,849)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                      147,047,918       $1,470,479     $553,966        $(48,175)     $1,319,685
   Issuance of common stock on conversion of
     convertible cumulative preferred stock,
     5 1/2% series                                     22,164              222          173              (9)
   Common stock reacquired from Detroit Edison
     Savings & Investment Plans,
     August 4, 1994                                (2,206,635)         (22,066)      (8,314)            723         (30,198)
   Net income                                                                                                       419,909
   Cash dividends declared
       Common stock - $2.06 per share                                                                              (300,676)
       Cumulative preferred stock*                                                                                  (29,639)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                      144,863,447       $1,448,635     $545,825        $(47,461)     $1,379,081
=============================================================================================================================

*At established rate for each series.


         (See accompanying Notes to Consolidated Financial Statements.)

THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY SEGMENT - The Detroit Edison Company ("Company") is a regulated public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy.

REGULATION - The Company is subject to regulation by the Michigan Public Service Commission ("MPSC") and the Federal Energy Regulatory Commission ("FERC") with respect to accounting matters and maintains its accounts in accordance with Uniform Systems of Accounts prescribed by these agencies. As a regulated entity, taking into account the cost recovery restrictions contained in the December 1988 and January 21, 1994 MPSC rate orders and the provisions of the Energy Policy Act of 1992 ("Energy Act"), the Company meets the criteria of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting standard recognizes the ratemaking process which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. Such differences concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues.

PRINCIPLES APPLIED IN CONSOLIDATION - The Consolidated Financial Statements include the accounts of all subsidiary companies, all of which are wholly-owned.

REVENUES - The Company records unbilled revenues for electric and steam heating services provided after cycle billings through month-end.

PROPERTY, RETIREMENT AND MAINTENANCE, DEPRECIATION AND AMORTIZATION - Utility properties are recorded at original cost less regulatory disallowances. In general, the cost of properties retired in the normal course of business is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense, and the cost of new property installed, which replaces property retired, is charged to property accounts. The annual provision for depreciation is calculated on the straight-line remaining life method by applying annual rates approved by the MPSC to the average of year-beginning and year-ending balances of depreciable property by primary plant accounts. Provision for depreciation of Fermi 2, excluding decommissioning expense, was 3.26% of average depreciable property for 1994 and 2.63% for 1993 and 1992, except for $300 million being amortized over 10 years commencing in 1989 and $513 million being amortized over 19 years commencing in 1990. See Note 3 and Deferred Fermi 2 Amortization below. Provision for depreciation of all other utility plant, as a percent of average depreciable property, was 3.2% for 1994, 3.4% for 1993 and 3.3% for 1992.

DEFERRED FERMI 2 DEPRECIATION AND RETURN - An MPSC authorized phase-in plan for Fermi 2, effective in January 1988, provided for gradual rate increases in the early years of plant operation rather than a one-time substantial rate increase which conventional ratemaking would provide. SFAS No. 92, "Regulated Enterprises - Accounting for Phase-in Plans," permits the capitalization of costs deferred for future recovery under a phase-in plan. Accordingly, the Company recorded non-cash income of deferred depreciation and deferred return totaling $506.5 million through 1992. In 1992, deferred depreciation was $4.5 million and deferred return was $13.8 million. Beginning in 1993 and continuing through 1998, these deferred amounts will be amortized to operating expense as the cash recovery is realized through revenues. Amortization of these deferred amounts totaled $84.8 million in 1994 and $30.9 million in 1993.

DEFERRED FERMI 2 AMORTIZATION - The December 1988 MPSC rate order provides for the Company's February 1990 purchase of Wolverine Power Supply Cooperative, Inc.'s ("Cooperative") ownership interest in Fermi 2 for $513 million to be treated as a regulatory asset with a 19-year principal amortization and associated interest of 8%, which is the composite average of the Cooperative debt assumed by the Company at the time of the purchase. Since the straight-line amortization of the regulatory asset exceeds the revenues provided for such amortization during the first 10 years of the recovery period, the Company is recording deferred amortization, a non-cash item of income, totaling $67.2 million through 1999. For 1994, 1993 and 1992, the amounts deferred were $7.5 million, $9 million and $10.5 million, respectively. The deferred amounts will be amortized to operating expense as the cash recovery is realized through revenues during the years 2000 through 2008.

PROPERTY TAXES - The Company accrues property taxes monthly during the fiscal period of the applicable taxing authority.

INCOME TAXES - Deferred income taxes are provided for temporary differences between book and taxable income to the extent authorized by the MPSC. For federal income tax purposes, the Company computes depreciation using accelerated methods and shorter depreciable lives. Investment tax credits utilized which relate to utility property were deferred and are amortized over the estimated composite service life of the related property. See Note 6.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION ("AFUDC") - AFUDC, a non-operating non-cash item, is defined in the FERC Uniform System of Accounts to include "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used."
AFUDC involves an accounting procedure whereby the approximate interest expense and the cost of other (common, preferred and preference shareholders' equity) funds applicable to the cost of construction are transferred from the income statement to construction work in progress in the balance sheet. The cash recovery of AFUDC, as well as other costs of construction, occurs as completed projects are placed in service and related depreciation is authorized to be recovered through customer rates. The Company capitalized
AFUDC at 7.66% in 1994 and 9.65% in 1993 and 1992.

ACCRETION INCOME - In 1988, the Company adopted SFAS No. 90, "Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs," and recorded indirect losses for Greenwood Unit No. 1, for the abandoned Greenwood Unit Nos. 2 and 3 and for a portion of Fermi 2 as a discount (reduction) of the Company's investment in these units. These net after-tax losses, due to discounting, originally totaled $198 million, which amounts are being restored to net income over the period 1988-1998 as the Company records a non-cash return (accretion income) on its investment in these units. The Company recorded $8.9 million, $29.5 million and $30.2 million of net after-tax accretion income in 1994, 1993 and 1992, respectively.

CAPITALIZATION - DISCOUNT, PREMIUM AND EXPENSE - The discount, premium and expense related to the issuance of long-term debt are amortized over the life of each issue. In accordance with MPSC regulations, the discount, premium and expense, when related to debt redeemed without refunding, are written off to other income and deductions, and when related to debt redeemed with refunding, are amortized over the life of the replacement issue. Capital stock premium and expense related to redeemed preferred and preference stock are written off against retained earnings used in the business.

FERMI 2 REFUELING OUTAGES - The Company recognizes the cost of Fermi 2 refueling outages over periods in which related revenues are recognized. Under this procedure, the Company records a provision for incremental costs anticipated to be incurred during the next scheduled Fermi 2 refueling outage. See Note 2.

LEASES - See Note 9.

EMPLOYEES' RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS - See Note 13.

NOTE 2 - FERMI 2

GENERAL - Fermi 2, a nuclear generating unit, began commercial operation in January 1988. Fermi 2 has a design electrical rating (net) of 1,139 megawatts ("MW"). However, due to certain equipment limitations, Fermi 2 is rated at 1,116 MW until modifications can be made to achieve the design rating. This unit represents approximately 28% of total assets, 11% of total operation and maintenance expenses and 11% of summer net rated capability.

   MPSC rate orders issued in April 1986, January 1987, December 1988 and January 1994 contain provisions with respect to the recovery of Fermi 2 costs. See Note 3 for a discussion of Fermi 2 rate matters and the MPSC's treatment of Fermi 2 project costs of $4.858 billion.

LICENSING AND OPERATION - The Nuclear Regulatory Commission ("NRC") maintains jurisdiction over the licensing and operation of Fermi 2.

   Fermi 2 was out of service in 1994. On December 25, 1993, the reactor automatically shut down following a turbine-generator failure. Safety systems responded within design and regulatory specifications. The turbine suffered mechanical damage, the exciter and generator incurred mechanical and fire damage, and the condenser had some internal damage. The fire was contained in the turbine building, and there was no release of radioactive contaminants during the event. The nuclear part of the plant was not damaged.

   Major repairs have been completed and tests are continuing to balance and synchronize the unit. The Company expects that most repair costs related to returning the Fermi 2 turbine-generator to service will be covered by insurance. These costs are estimated to be in the $70 million to $80 million range. The Company has received partial insurance payments of $25 million for property damage. In addition, the Company has received insurance payments of $66 million for replacement power costs. As a result of an investigation as to the cause of the December 1993 mechanical failure, the Company will replace major Fermi 2 turbine components. Installation of new low-pressure turbine sections is expected to add about 20 MW of generating capacity to the plant, which would expand the plant's capability by about 2%.

   In the interim period the Company will operate Fermi 2 without the large seventh and eighth stage turbine blades until the next refueling, which will reduce the Fermi 2 power output to a range of about 800 MW to 900 MW. During the lower output period, new turbine shafts and blades will be manufactured for the plant's three low-pressure turbines. These major components will be installed during the next refueling outage in 1996.

   Replacing the major turbine components in 1996 is expected to cost between $30 million and $40 million. These costs will not be covered by insurance. These costs will be capitalized and are expected to be recovered in rates because such costs are less than the cumulative amount available under the cap on Fermi 2 capital expenditures, a provision of the MPSC's December 1988 order. See Note 3.

INSURANCE - The Company insures Fermi 2 with property damage insurance provided by Nuclear Mutual Limited ("NML") and Nuclear Electric Insurance Limited ("NEIL"). The NML and NEIL insurance policies provide $500 million of composite primary coverage (with a $1 million deductible) and $2.25 billion of excess coverage, respectively, for stabilization, decontamination and debris removal costs and repair and/or replacement of property. Accordingly, the combined limits provide total property damage insurance of $2.75 billion.

   The Company maintains an insurance policy with NEIL providing for extra expenses, including certain replacement power costs necessitated by Fermi 2's unavailability due to an insured event. This policy, which has a 21-week waiting period, provides for three years of coverage.

   Under the NML and NEIL policies, the Company could be liable for maximum retrospective assessments of up to approximately $28 million per loss if any one loss should exceed the accumulated funds available to NML or NEIL.

   As required by federal law, the Company maintains $200 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 1988, deferred premium charges of $75.5 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. On December 31, 1994, there were 110 licensed nuclear facilities in the United States. Thus, deferred premium charges in the aggregate amount of approximately $8.3 billion could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident. Accordingly, public liability for a single nuclear incident is currently limited to approximately $8.5 billion.

DECOMMISSIONING - The NRC has jurisdiction over the decommissioning of nuclear power plants. An NRC rule requires decommissioning funding based upon a site-specific estimate or a predetermined NRC formula. Using the NRC's formula, the Company estimates that the cost of decommissioning Fermi 2 when its license expires in the year 2025 is $489 million in current 1994 dollars and $3 billion in future 2025 dollars. The assumed annual inflation rate used to increase the cost to decommission is 6%, compounded annually.

   The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants. A January 1994 MPSC order authorized a $500 million external trust fund in 1994 dollars to finance the decommissioning of Fermi 2. The MPSC's January 21, 1994 rate order includes an increase in rates for the decommissioning of Fermi 2, which the Company believes will be adequate to fund the estimated cost of decommissioning using the NRC formula. See Note 3. The order approves a decommissioning surcharge on customer bills under which the Company is currently collecting approximately $31.4 million annually, including $3.5 million for the recovery of low-level radioactive waste disposal. The FERC has approved the recovery of decommissioning expense in base rates, most recently in its June 1993 order.

   The Company has established external trust funds to hold decommissioning and low-level radioactive waste disposal funds collected from customers. During 1994, 1993 and 1992, the Company collected $26.9 million, $3.7 million and $3.4 million, respectively, from customers for decommissioning Fermi 2. Also, in 1994, the Company collected $3.3 million from customers for low-level radioactive waste disposal. Such amounts were recorded as components of depreciation and amortization expense in the Consolidated Statement of Income and accumulated depreciation and amortization in the Consolidated Balance Sheet. Earnings on the external decommissioning trust fund assets during 1994, 1993 and 1992 were $1.3 million, $1.2 million and $1.0 million, respectively. Earnings on the external low-level radioactive waste disposal trust fund assets were $0.2 million in 1994. Trust fund earnings are recorded as an investment with a corresponding credit to accumulated depreciation and amortization.
Trust fund assets are assumed to earn an after-tax rate of return of 7%, compounded annually.

   The external trust fund for low-level radioactive waste disposal costs was initially established by charges to other operation expense in the Consolidated Statement of Income of $1.4 million in 1993 and $5.9 million in 1992.

   At December 31, 1994, the Company had a reserve of $51.5 million for the future decommissioning of Fermi 2 and $10.8 million for low-level radioactive waste disposal costs. These reserves are included in accumulated depreciation and amortization in the Consolidated Balance Sheet with a like amount deposited in external trust funds.

   The Company also had a reserve of $14.2 million at December 31, 1994 for the future decommissioning of Fermi 1, an experimental nuclear unit on the Fermi 2 site that has been shut down since 1972. This reserve is included in other deferred credits in the Consolidated Balance Sheet with a like amount deposited in an external trust fund. The Company estimates that the cost of decommissioning Fermi 1 in the year 2025 is $19 million in current 1994 dollars and $114 million in future 2025 dollars.

   The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating units in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

   The Energy Act provided for a fund to be established for the decommissioning and decontamination of existing United States Department of Energy ("DOE") uranium enrichment facilities. Utilities with nuclear units are required to pay for a portion of the cost by making annual payments into the fund over a 15 year period. The law directs state regulators to treat these payments as a necessary and reasonable cost of fuel and, accordingly, the Company has recorded a regulatory asset and liability in the Consolidated Balance Sheet to reflect these costs.

NUCLEAR FUEL DISPOSAL COSTS - The Company has a contract with the DOE for the future storage and disposal of spent nuclear fuel from Fermi 2. Under the terms of the contract, the Company makes quarterly payments to the DOE based upon a fee of 1 mill per kilowatthour applied to the Fermi 2 electricity generated and sold. The spent nuclear fuel disposal cost is included as a component of the Company's nuclear fuel expense. The DOE has stated that it will be unable to store spent nuclear fuel at a permanent repository until after 2010. However, the DOE and utilities with nuclear units are pursuing other interim storage options. The Company estimates that existing temporary storage capacity at Fermi 2 will be sufficient until the year 2000, or until 2015 with the expansion of such storage capacity.

NOTE 3 - RATE MATTERS

The Company is subject to the primary regulatory jurisdiction of the MPSC, which, from time to time, issues its orders pertaining to the Company's conditions of service, rates and recovery of certain costs including the costs of generating facilities. MPSC orders issued in December 1988 and on January 21, 1994 are currently in effect with respect to the Company's rates and certain other revenue and operating-related matters.

   On January 21, 1994, the MPSC issued an order reducing the Company's rates in the amount of $78 million annually. The rate reduction was determined by using a 1994 test year and an overall rate of return of 7.66%, incorporating an 11% return on common equity and a capital structure comprised of 40% common equity, 55.01% long-term debt and 4.99% preferred stock. The MPSC order includes the recovery of (1) increased Fermi 2 decommissioning costs of $28.1 million annually, which includes the recovery of low-level radioactive waste disposal costs, (2) full recovery of 1994 other postretirement benefit costs plus recovery and amortization of the 1993 deferred cost (see Note 13), (3) costs associated with the return to rate base of Greenwood Unit No. 1, (4) Fermi 2 phase-in plan revenue requirements of $70.8 million in 1994 and (5) costs associated with a three-year $41.5 million ($7.6 million in 1994, $14.9 million in 1995 and $19 million in 1996) demand-side management program. In keeping with the MPSC's recognition of the need for industrial customers to be competitive, the January 1994 rate reduction was allocated among the various classes of customers approximately as follows: Industrial-$43 million, Commercial-$24 million, Residential-$10 million and Governmental-$1 million. The order was effective for service rendered on and after January 22, 1994 and is the subject of various appeals before the Michigan Court of Appeals.

INDUSTRIAL RATES - In August 1994, the Company entered into 10-year special manufacturing contracts which, if approved by the MPSC, will lower costs for the Company's three largest customers (Chrysler Corporation, Ford Motor Company and General Motors Corporation) without impacting the rates or service of other customers. Annual revenue reductions will range in amounts from about $30 million in 1995 to $50 million for 1999 through 2004. The Company expects to offset these reductions by further reducing operating expenses.

   In August 1994, the Company filed an application with the MPSC seeking approval of the special manufacturing contracts. The Commission scheduled expedited hearings in this case, which were completed in December 1994. An order approving these long-term contracts is expected to be issued in March 1995.

   FERMI 2 - The December 1988 MPSC order established, for the period
January 1989 through December 2003, (1) a cap on Fermi 2 capital additions of $25 million per year, in 1988 dollars adjusted by the Consumers Price Index ("CPI"), cumulative, (2) a cap on Fermi 2 non-fuel operation and maintenance expenses adjusted by the CPI and (3) a capacity factor performance standard based on a three-year rolling average commencing in 1991. For a capital investment of $200 million or more (in 1988 dollars adjusted by the CPI), the Company must obtain prior MPSC approval to be included in rate base. See Note 1 - Regulation.

   Under the cap on Fermi 2 capital expenditures, the cumulative amount available totals $50 million (in 1994 dollars) at December 31, 1994. Under the cap on non-fuel operation and maintenance expenses, the cumulative amount available totals $31 million (in 1994 dollars) at December 31, 1994.

   Under the capacity factor performance standard, a disallowance of net incremental replacement power cost will be imposed for the amount by which the Fermi 2 three-year rolling average capacity factor is less than the greater of either the average of the top 50% of U.S. boiling water reactors or 50%. For purposes of the capacity factor performance standard, the capacity for Fermi 2 for the period 1989-1993 shall be 1,093 MW, and 1,139 MW for each year thereafter until December 31, 2003.

   As discussed in Note 2, Fermi 2 was out of service in 1994 and will operate at a reduced power output until the installation of major turbine components during the next refueling outage in 1996. As a result, the three-year rolling average capacity factor will be unfavorably affected in 1994-1997. The plant's capacity factor was 0%, 86.5% and 76.6% during 1994, 1993 and 1992, respectively, or a three-year rolling average of 54.4% in 1994. The average capacity factor for the top 50% of U.S. boiling water reactors for the 36-month period ending September 1994, was 79.2%. The Company has accrued for the Fermi 2 capacity factor performance standard disallowances that will be imposed during the period 1994-1997.

   In accordance with April 1986 and December 1988 MPSC rate orders, ratemaking treatment of the Company's Fermi 2 project costs of $4.858 billion is as follows: (1) $3.018 billion in rate base with recovery and return, (2) $300 million amortized over 10 years with no return, (3) $513 million amortized over 19 years with associated interest of 8% and (4) $1.027 billion disallowed and written off by the Company in 1988.

   At December 31, 1994, the Company's net plant investment in Fermi 2 was $3.1 billion ($3.9 billion less accumulated depreciation and amortization of $0.8 billion).

   Under the December 1988 MPSC order, if nuclear operations at Fermi 2 permanently cease, amortization in rates of the $300 million and $513 million investments in Fermi 2 would continue and the remaining net rate base investment amount shall be removed from rate base and amortized in rates, without return, over 10 years with such amortization not to exceed $290 million per year. In this event, unamortized amounts of deferred depreciation and deferred return, recorded in the Consolidated Balance Sheet under the phase-in plan prior to the removal of Fermi 2 from rate base, will continue to be amortized, with a full return on such unamortized balances, so that all amounts deferred are recovered during the period ending no later than December 31, 1998. The December 1988 and January 21, 1994 rate orders do not address the costs of decommissioning if operations at Fermi 2 prematurely cease.

   The Company has and believes it will continue to operate under the terms of all applicable MPSC orders with no significant adverse effects as a result of any cost recovery restrictions contained therein.

NOTE 4 - JOINTLY-OWNED UTILITY PLANT

The Company's portion of jointly-owned utility plant is as follows:



------------------------------------------------------------------------------------
                                                                       LUDINGTON
                                                                        PUMPED
                                                  BELLE RIVER           STORAGE
------------------------------------------------------------------------------------
In-service date                                   1984-1985              1973
Undivided ownership interest                          *                   49%
Investment (millions)                             $1,026.6               $174.3
Accumulated depreciation
  (millions)                                      $  297.8               $ 67.1

    * The Company's undivided ownership interest is 62.78% in Unit No. 1, 81.39% of the portion of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49.59% in certain transmission lines and, at December 31, 1994, 75% in facilities used in common with Unit No. 2.

BELLE RIVER - The Michigan Public Power Agency ("MPPA") has an undivided ownership interest in Belle River Unit No. 1 and certain other related facilities. MPPA is entitled to 18.61% of the capacity and energy of the entire plant and is responsible for the same percentage of the plant's operation and maintenance expenses and capital improvements. The Company is obligated to provide MPPA with backup power when either unit is out of service.

   The Company was required to purchase MPPA's capacity and energy entitlement through 1994. Such purchases were 80% for 1992, 20% for 1993 and 10% for 1994. The cost for the buyback of power was based on MPPA's plant-related investment, interest costs incurred by MPPA on their original project financing plus 2.5%, and certain other costs such as depreciation and operation and maintenance expenses. Buyback payments to MPPA were $50.9 million, $12.5 million and $6.0 million for 1992, 1993 and 1994, respectively.

LUDINGTON PUMPED STORAGE - Operation, maintenance and other expenses of the Ludington Pumped Storage Plant ("Ludington") are shared by the Company and Consumers Power Company ("Consumers") in proportion to their respective interests in the plant. See Note 12 for a discussion of litigation related to Ludington.

NOTE 5 - SALE OF ACCOUNTS RECEIVABLE AND UNBILLED REVENUES

The Company has an agreement providing for the sale and assignment, from time to time, of an undivided ownership interest in $200 million of the Company's customer accounts receivable and unbilled revenues.

   At December 31, 1994 and 1993, customer accounts receivable and unbilled revenues in the Consolidated Balance Sheet have been reduced by $200 million reflecting the sale. All expenses associated with the program are being charged to other income and deductions in the Consolidated Statement of Income.

NOTE 6 - INCOME TAXES

Total income tax expense as a percent of income before tax varies from the statutory federal income tax rate for the following reasons:


----------------------------------------------------------------------------------------------------------
                                                                 Percent of Income Before Tax
                                                    ------------------------------------------------------
                                                         1994                1993               1992
----------------------------------------------------------------------------------------------------------
Statutory income tax rate                                35.0%               35.0%              34.0%
   Deferred Fermi 2 depreciation
      and return                                          3.5                 1.1               (0.6)
   Investment tax credit                                 (1.9)               (1.7)              (1.9)
   Depreciation                                           5.5                 3.9                3.3
   Other-net                                             (3.2)               (1.6)              (0.2)
                                                    ------------------------------------------------------
Effective income tax rate                                38.9%               36.7%              34.6%
                                                    ======================================================

Components of income taxes were applicable to the following:

--------------------------------------------------------------------------------------------------------------
                                                                    1994             1993            1992
--------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands)
Operating expenses
   Current                                                        $195,848         $243,480        $204,346
   Deferred-net                                                  ---------------------------------------------
      Borrowed funds component of AFUDC                             (1,081)          (1,081)         (1,081)
      Depreciation and amortization                                 52,873           74,567          70,864
      Property taxes                                               (23,640)          (9,590)          3,952
      Alternative minimum tax                                            -           28,174          50,537
      Fermi 2 capitalized labor and
         expenses                                                   (1,998)          (1,692)         (1,692)
      Nuclear fuel                                                  14,645           (1,543)          6,313
      Fermi 2 performance reserve                                  (10,850)               -               -
      Reacquired debt losses                                        43,162                -               -
      Indirect construction costs                                   (1,268)          (1,268)         (1,268)
      Uncollectible accounts                                         1,380             (700)         (3,060)
      Contributions in aid of construction                          (6,898)          (3,756)         (4,877)
      Fermi 2 refueling outage                                       6,798           (6,136)          2,068
      Shareholder value improvement plan                             2,244              559          (2,256)
      Coal contract buyouts                                           (401)          (1,411)         (1,918)
      Injuries and damages                                          (1,071)          (5,855)              -
      Steam purchase reserve                                             -           (3,850)              -
      Employee reorganization expenses                               4,200           (4,200)              -
      Pensions and benefits                                         10,130            4,925           3,708
      Other                                                           (590)           1,073          (6,110)
                                                                 ---------------------------------------------
                                                                    87,635           68,216         115,180
                                                                 ---------------------------------------------
   Investment tax credit-net
      Utilized                                                       2,612              250            (417)
      Amortized                                                    (15,438)         (14,477)        (16,351)
                                                                 ---------------------------------------------
                                                                   (12,826)         (14,227)        (16,768)
                                                                 ---------------------------------------------
         Total                                                     270,657          297,469         302,758
                                                                 ---------------------------------------------
Other income and deductions
   Current                                                          (8,083)          (7,712)         (5,464)
   Deferred-net                                                        (28)            (882)         (1,644)
                                                                 ---------------------------------------------
         Total                                                      (8,111)          (8,594)         (7,108)
                                                                 ---------------------------------------------
Disallowed plant costs and accretion income
   Current                                                         (18,384)         (18,405)        (19,835)
   Deferred-net
      Disallowed plant costs                                        17,863           17,863          19,874
      Accretion income                                               4,773           14,604          15,537
                                                                 ---------------------------------------------
         Total                                                       4,252           14,062          15,576
                                                                 ---------------------------------------------
Total income taxes                                                $266,798         $302,937        $311,226
                                                                 =============================================

   The Fermi 2 phase-in plan required the Company to record additional deferred income tax expense related to deferred depreciation totaling $33.5 million, with this amount amortized to income over the six-year period ending December 31, 1998.

   In January 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. At January 1, 1993, the Company recorded an increase in accumulated deferred income tax liabilities of $740 million representing (a) the tax effect of temporary differences not previously recognized and (b) the recomputing of its tax liability at the current tax rate. The liability increase was offset by a regulatory asset of equal value, titled "Recoverable Income Taxes" in the Consolidated Balance Sheet. This regulatory asset represents the future revenue recovery from customers for these taxes as they become payable, with no effect on net income. In August 1993, the Omnibus Budget Reconciliation Act of 1993 increased the federal corporate income tax rate from 34% to 35% retroactive to January 1, 1993. As a result, the Company recorded (1) an increase of $88.1 million in accumulated deferred income tax liabilities, offset by a corresponding increase in "Recoverable Income Taxes," and (2) an increase of $10.4 million in income tax expense.

   At December 31, 1994, "Recoverable Income Taxes" totaled $663.1 million (deferrals of $828.1 million in 1993 less amortization of $108.2 million in 1994 and $56.8 million in 1993).

Deferred income tax assets (liabilities) are comprised of the following at December 31:


------------------------------------------------------------------------------------------------------------
                                                                      1994                       1993
------------------------------------------------------------------------------------------------------------
                                                                                (Thousands)
   Property                                                        $(2,070,943)              $(2,023,328)
   Fermi 2 deferred depreciation and return                           (170,668)                 (207,724)
   Property taxes                                                      (52,913)                  (76,553)
   Investment tax credit                                               187,000                   195,000
   Reacquired debt losses                                              (43,162)                        -
   Other                                                               103,240                    63,096
                                                                   -----------               -----------
                                                                   $(2,047,446)              $(2,049,509)
                                                                   ===========               ===========
   Deferred income tax liabilities                                 $(2,566,578)              $(2,590,064)
   Deferred income tax assets                                          519,132                   540,555
                                                                   -----------               -----------
                                                                   $(2,047,446)              $(2,049,509)
                                                                   ===========               ===========

   In 1993, the MPSC issued an order, in a generic proceeding, authorizing accounting procedures consistent with SFAS No. 109 and providing assurance that the effects of previously flowed-through tax benefits will continue to be allowed rate recovery.

   The federal income tax returns of the Company are settled through the year 1988. The Company believes that adequate provisions for federal income taxes have been made through December 31, 1994.

NOTE 7 - COMMON STOCK AND CUMULATIVE PREFERRED AND PREFERENCE STOCK

At December 31, the outstanding Cumulative Preferred Stock redeemable solely at the option of the Company was:


------------------------------------------------------------------------------------------------------------
                                                               Date of Issuance         1994         1993
------------------------------------------------------------------------------------------------------------
                                                                                           (Thousands)
  CUMULATIVE PREFERRED STOCK
   5 1/2% Convertible Series, 55,470 and 59,419 shares,
     respectively                                               October 1967          $  5,547     $  5,942
   7.68% Series, 500,000 shares                                 March 1971              50,000       50,000
   7.45% Series, 600,000 shares                                 November 1971           60,000       60,000
   7.36% Series, 750,000 shares                                 December 1972           75,000       75,000
   7.75% Series, 1,500,000 shares                               February 1993          150,000      150,000
   7.74% Series, 500,000 shares                                 April 1993              50,000       50,000
   Preferred stock expense                                                             (10,264)     (10,259)
                                                                                     -----------------------
     Total Cumulative Preferred Stock                                                 $380,283     $380,683
                                                                                     =======================

The Convertible Cumulative Preferred Stock, 5 1/2% Series, is convertible by the holder into Common Stock. The conversion price was $17.79 per share at December 31, 1994. The number of shares converted during 1994, 1993 and 1992 was 3,949, 5,563 and 5,978, respectively. The number of shares of Common Stock reserved for issuance upon conversion and the conversion price are subject to further adjustment in certain events. This Series may be redeemed at any time in whole or in part at the option of the Company at $100 per share, plus accrued dividends.

   The Company's 7.68% Series, 7.45% Series and 7.36% Series Cumulative Preferred Stock are redeemable solely at the option of the Company at a per share redemption price of $101, plus accrued dividends.

   The Company's 7.75% Series and 7.74% Series Cumulative Preferred Stock are redeemable solely at the option of the Company at a per share redemption price of $100 (equivalent to $25 per Depositary Share), plus accrued dividends, on and after April 15, 1998 and July 15, 1998, respectively.

   Apart from MPSC approval and the requirement that common, preferred and preference stock be sold for at least par value, there are no legal restrictions on the issuance of additional authorized shares of such stock.

   At December 31, 1994, there was no outstanding Cumulative Preferred Stock subject to mandatory redemption.

   At December 31, 1994, the Company had Cumulative Preference Stock of $1 par value, 30,000,000 shares authorized with 30,000,000 shares unissued.

   On August 4, 1994, the Company purchased 2,206,635 shares of its $10 par value Common Stock at a price of $27.125 per share, totaling $59.9 million, from the trustee of the Detroit Edison Savings & Investment Plans. These shares were canceled and reverted to the status of authorized but unissued shares.

NOTE 8 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

   As described below, at December 31, 1994, the Company had total short-term credit arrangements of approximately $405 million. At December 31, 1994 and December 31, 1993, $39.5 million and $138.2 million of short-term borrowings were outstanding with weighted average interest rates of 6.2% and 3.4%, respectively.

   The Company had bank lines of credit of $200 million, all of which had commitment fees in lieu of compensating balances. Commitment fees incurred in 1994 for bank lines of credit were approximately $0.3 million. The Company uses bank lines of credit to support the issuance of commercial paper and bank loans. All borrowings are at prevailing money market rates which are below the banks' prime lending rates.

   In May 1993, FERC issued its order authorizing the continuation of the Company's $1 billion of short-term borrowing authority. This authority will be in effect through May 31, 1995.

   The Company has a nuclear fuel financing arrangement (heat purchase contract) with Renaissance Energy Company ("Renaissance"), an unaffiliated company. Renaissance may issue commercial paper or borrow from participating banks on the basis of promissory notes. To the extent the maximum amount of funds available to Renaissance (currently $400 million) is not needed by Renaissance to purchase nuclear fuel, such funds may be loaned to the Company for general corporate purposes pursuant to a separate Loan Agreement. At December 31, 1994, approximately $205 million was available to the Company under such Loan Agreement. See Note 9 for a discussion of the Company's heat purchase contract with Renaissance.

   Renaissance entered into five-year interest rate swap agreements, guaranteed by the Company, in December 1990, with five banks for a nominal amount of $125 million. These agreements are used to reduce the potential impact of increases in interest rates on the variable rate debt by exchanging the receipt of variable rate amounts for fixed interest payments at rates ranging from 8.12% to 8.145% over the life of the agreements. The differential to be paid or received is recognized as an adjustment to the interest component included as part of nuclear fuel expense.

NOTE 9 - LEASES

Future minimum lease payments under long-term noncancellable leases, consisting of nuclear fuel ($221 million computed on a projected units of production basis), lake vessels ($48 million), locomotives and coal cars ($149 million), office space ($28 million) and computers, vehicles and other equipment ($6 million) at December 31, 1994 are as follows:


----------------------------------------------------------------------------------------------------------
                         (MILLIONS)                                                     (MILLIONS)
----------------------------------------------------------------------------------------------------------
1995                         $103                        1998                               $ 41
1996                           99                        1999                                 23
1997                           61                        Remaining years                     125
                                                                                            ----
                                                                      Total                 $452
                                                                                            ====
----------------------------------------------------------------------------------------------------------



   The Company has a heat purchase contract with Renaissance which provides for the purchase by Renaissance for the Company of up to $400 million of nuclear fuel, subject to the continued availability of funds to Renaissance to purchase such fuel. Title to the nuclear fuel is held by Renaissance. The Company makes quarterly payments under the heat purchase contract based on the consumption of nuclear fuel for the generation of electricity. Renaissance's investment in nuclear fuel was $193 million and $184 million at December 31, 1994 and 1993, respectively. The increase in 1994 from 1993 of $9 million includes purchases of $3 million and capitalized interest of $6 million.

   Under SFAS No. 71, amortization of leased assets is modified so that the total of interest on the obligation and amortization of the leased asset is equal to the rental expense allowed for ratemaking purposes. For ratemaking purposes, the MPSC has treated all leases as operating leases. Net income is not affected by capitalization of leases.

   Rental expenses for both capital and operating leases were $49 million (including $8 million for nuclear fuel), $126 million (including $89 million for nuclear fuel) and $108 million (including $70 million for nuclear fuel) for 1994, 1993 and 1992, respectively.

NOTE 10 - LONG-TERM DEBT

The Company's 1924 Mortgage and Deed of Trust ("Mortgage"), the lien of which covers substantially all of the Company's properties, provides for the issuance of additional bonds. At December 31, 1994, approximately $3.1 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 8.9% on any such additional Mortgage Bonds. An additional $1.2 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.

   Long-term debt outstanding at December 31 was:


---------------------------------------------------------------------------------------------------------------------
                                                                     Interest Rate           1994            1993
---------------------------------------------------------------------------------------------------------------------
                                                                                       (Thousands)
GENERAL AND REFUNDING MORTGAGE BONDS
   Series R, due 12/1/96                                                 6    %            $  100,000     $  100,000
   Series S, due 10/1/98                                                 6.4                  150,000        150,000
   1989 Series A, due 7/1/19                                             9 7/8                      -        168,285
   1990 Series A, due 3/31/20                                            7.904                163,254        169,533
   1990 Series B, due 3/31/16                                            7.904                209,352        218,868
   1990 Series C, due 3/31/14                                            8.357                 68,380         71,799
   1992 Series D, due 8/1/02 and 8/1/22                                  7.605 *              290,000        300,000
   1992 Series E, due 12/15/99                                           6.83                  50,000         50,000
   1993 Series B, due 12/15/99                                           6.83                  50,000         50,000
   1993 Series C, due 1/15/03 and 1/13/23                                7.939 *              225,000        225,000
   1993 Series D, due 4/1/99                                             6.45                 100,000        100,000
   1993 Series E, due 3/15/00, 3/17/03 and 3/15/23                       6.854 *              390,000        400,000
   1993 Series G, due 5/1/97 and 5/1/01                                  5.921 *              225,000        225,000
   1993 Series J, due 6/1/18                                             7.74                 270,000        300,000
   Less:  Unamortized net discount                                                               (182)        (1,906)
          Amount due within one year                                                          (19,214)       (19,214)
                                                                                           -------------------------
                                                                                           $2,271,590     $2,507,365
                                                                                           -------------------------
REMARKETED NOTES
  Secured by corresponding amounts of General and
   Refunding Mortgage Bonds
     1993 Series H, due 7/15/28                                          5.839 **          $   50,000     $   50,000
     1993 Series K, due 8/15/33                                          4 5/8 **             160,000        160,000
     1994 Series C, due 8/15/34                                          6.708 **             200,000              -

     Less:  Unamortized net discount                                                             (177)          (181)
                                                                                           -------------------------
                                                                                           $  409,823     $  209,819
                                                                                           -------------------------



                                                                        Interest Rate             1994           1993
------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Thousands)
TAX EXEMPT REVENUE BOND OBLIGATIONS
 Secured by corresponding amounts of General and
   Refunding Mortgage Bonds
     Installment Sales Contracts, due 9/1/05 - 9/1/24                    7.32%*            $  302,155     $  306,440
       Less:  Unamortized net discount                                                           (279)          (293)
              Funds on deposit with Trustee                                                         -           (160)
              Amount due within one year                                                            -           (435)
                                                                                           -----------------------------
                                                                                           $  301,876     $  305,552
                                                                                           -----------------------------

     Loan Agreements, due 7/15/08 - 8/1/24                               6.73 *            $  487,495     $  467,025
       Less:  Unamortized net discount                                                            (73)             -
                                                                                           -----------------------------
                                                                                           $  487,422     $  467,025
                                                                                           -----------------------------
  Unsecured
      Installment Sales Contracts, due 12/15/15 - 12/1/19                8.95 *            $  314,060     $  290,360
                                                                                           -----------------------------


      Loan Agreements, due 4/15/10 - 10/1/24                             5.02 *            $   40,525     $   50,475
                                                                                           -----------------------------


                                                                                           $1,143,883     $1,113,412
                                                                                           -----------------------------
         Total Long-Term Debt                                                              $3,825,296     $3,830,596
                                                                                           =============================

 *  Weighted average interest rate at December 31, 1994.
**  Variable rate at December 31, 1994.

In 1995, 1996, 1997, 1998 and 1999, long-term debt maturities consist of $19 million, $119 million, $144 million, $169 million and $219 million, respectively.

In June 1992, the Company entered into a three-year interest rate swap agreement matched to a $31 million variable rate tax exempt revenue bond. This agreement is used to reduce the potential impact of increases in interest rates on the variable rate debt by exchanging the receipt of variable rate amounts for fixed interest payments at a rate of 4.32% over the life of the agreement. The differential to be paid or received is recognized as an adjustment to interest expense related to the debt.

 NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND TEMPORARY CASH INVESTMENTS/SHORT-TERM BORROWINGS
   The carrying amount approximates fair value because of the short maturity of those instruments.

OTHER INVESTMENTS
   The fair value of the Company's other investments was not estimated since they are not material and because some are already recorded at fair value.

NUCLEAR DECOMMISSIONING TRUST FUNDS
   The fair value of the Company's nuclear decommissioning trust funds is estimated based on quoted market prices for securities and carrying amount for the cash equivalents.

SALE OF ACCOUNTS RECEIVABLE AND UNBILLED REVENUES
   The carrying amount approximates fair value because of the short maturity of accounts receivable and unbilled revenues pledged for sale.

CUMULATIVE PREFERRED STOCK
   The fair value of the Company's preferred stock outstanding is estimated based on the quoted market prices for the same or similar issues.

LONG-TERM DEBT
   The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

CUSTOMER SURETY DEPOSITS
   Surety deposits, including interest as specified by MPSC regulation, are returned to customers. The carrying amount approximates fair value.

   The estimated fair values of the Company's financial instruments at December 31, all of which are held or issued for purposes other than trading, are as follows:

                                                          1994                               1993
                                                   --------------------------        -------------------------
                                                   Carrying           Fair           Carrying           Fair
                                                    Amount            Value           Amount            Value
                                                   --------         --------         --------         --------
                                                                           (Thousands)
Cash and temporary cash investments                $    8,122       $   8,122        $   11,071       $   11,071
Other investments                                      15,168          15,168             2,809            2,809
Nuclear decommissioning trust funds                    76,492          76,492            29,929           31,290
Sale of accounts receivable and
   unbilled revenues                                  200,000         200,000           200,000          200,000
Cumulative preferred stock                            390,547         336,249           390,942          396,154
Long-term debt                                      3,844,510       3,511,459         3,850,405        4,106,216
Short-term borrowings                                  39,489          39,489           138,204          138,204
Customer surety deposits                               10,870          10,870            10,819           10,819

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS - The Company has entered into purchase commitments of approximately $638 million at December 31, 1994, which includes, among other things, the costs of major turbine components to be replaced at Fermi 2 and line construction and clearance costs. The Company also has entered into substantial long-term fuel supply and transportation commitments.

  The Company has an Energy Purchase Agreement ("Agreement") for the purchase of steam and electricity from the Detroit Resource Recovery Facility. Under the Agreement, the Company will purchase steam through the year 2008 and electricity through June 30, 2024. Purchases of steam and electricity were $21.3 million, $23.6 million and $24.5 million for 1992, 1993 and 1994, respectively, and annual purchase commitments are approximately $30.0 million, $33.2 million, $35.8 million, $37.0 million and $38.3 million for 1995, 1996, 1997, 1998 and 1999, respectively.

CONTINGENCIES - In 1986, the Michigan Attorney General and the Michigan Natural Resources Commission filed a state lawsuit against the Company and Consumers as co-owners of Ludington for claimed aquatic losses. The Company is a 49% co-owner of Ludington. The suit, which alleges violations of the Michigan Environmental Protection Act and the common law for claimed aquatic losses, seeks past damages (including interest) of approximately $148 million and future damages (from the time of the filing of the lawsuit) in the amount of approximately $89,500 per day (of which 49% would be applicable to the Company).

  In 1986, two environmental organizations requested FERC to withdraw the Ludington license or provide some mitigation for fish mortality. In April 1989, Consumers and the Company were ordered by the FERC to install a temporary barrier net around the plant to protect fish on an interim basis until permanent measures could be developed. A net has been in operation for six seasons and the companies have proposed that it be utilized as part of the permanent solution.

  On October 5, 1994, the Company and all other parties to the state action and the FERC proceeding, except certain Indian tribes, reached a tentative settlement. The settlement agreement is subject to FERC and MPSC approval. (The Michigan Supreme Court is holding this matter in abeyance pending approval of a settlement.) The settlement provides for damages and use of the net as a permanent solution. The net present value of the Company's portion of the damages is estimated to be approximately $30 million which will be paid over a 24-year period, including $10 million to enhance recreational opportunities on Company-owned and donated property. At December 31, 1994, the Company has recorded a regulatory asset and liability of $7 million for past damages, pending approval by the FERC and MPSC.

  In January 1989, the Environmental Protection Agency ("EPA") issued an administrative order under the Comprehensive Environmental Response, Compensation and Liability Act ordering the Company and 23 other potentially responsible parties ("PRPs") to begin removal activities at the Carter Industrials superfund site. In June 1993, a Consent Decree was entered by the U.S. District Court for the Eastern District of Michigan. It included a provision for the payment of past costs incurred by the EPA of which the Company's share was approximately $1.3 million, paid in June 1993. The Company has recorded a liability of $8.4 million, which amount was charged to other operation expense in the Consolidated Statement of Income in 1989-1992, as its anticipated cost of the clean-up in 1995-1997. On July 7, 1994, the PRPs in this matter petitioned the EPA to consider amending the clean-up plan to permit landfill disposal of certain contaminated soil and on December 12, 1994, the EPA issued a public notice of its intent to amend the Consent Decree to incorporate the proposed change in the clean-up plan. Should the procedure be approved, the Company's portion of the clean-up costs will be reduced by approximately $3 million. There is, however, the possibility that EPA may, through subsequent proceedings, require a clean-up of the sewer and sewer outfall emptying into the Detroit River.

  In August 1993, the Company, along with approximately 28 other parties, received a "Notice of Demand" from the Michigan Department of Natural Resources ("MDNR"), acting pursuant to a Michigan statute, for all past ($142,000) and future costs incurred by the state in performing response activities related to the Carter Industrials site. In addition, the notice indicated the need to conduct a PCB-sediment sampling program at the sewer outfall emptying into the Detroit River. In response to the "Notice of Demand," the Carter Industrials Site Group (the group, including the Company, of PRPs formed to jointly remediate the Carter Industrials site) paid $126,600 of past costs incurred by the MDNR, of which approximately 45% ($57,000) was paid by the Company. The group declined to commit to pay future costs which the MDNR may incur and declined to conduct the program of Detroit River sediment sampling and analysis requested by the MDNR. At this time, it is impossible to predict what impact, if any, this matter will have upon the Company.

  The Energy Act became effective in October 1992. While the Company is unable to predict the ultimate impact of this legislation on its operations, the Company expects that, over time, non-utility generation resources will be developed which will result in greater competition for power sales.

  In addition to the matters reported herein, the Company is involved in litigation and environmental matters dealing with the numerous aspects of its business operations. The Company believes that such litigation and the matters discussed above will not have a material effect on its financial position or results of operations.

  See Notes 2 and 3 for a discussion of contingencies related to Fermi 2.

NOTE 13 -        EMPLOYEES' RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

EMPLOYEES' RETIREMENT PLAN - The Company has a trusteed and non-contributory defined benefit retirement plan ("Plan") covering all eligible employees who have completed six months of service. The Plan provides retirement benefits based on the employee's years of benefit service, average final compensation and age at retirement. The Company's policy is to fund pension cost calculated under the projected unit credit actuarial cost method, provided that this amount is at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974, as amended, and is not greater than the maximum amount deductible for federal income tax purposes. Contributions were made to the Plan totaling $23.7 million in 1992, $29.4 million in 1993 and $45.8 million in 1994.


   Net pension cost included the following components:


-----------------------------------------------------------------------------------------------------------
                                                                1994              1993              1992
-----------------------------------------------------------------------------------------------------------
                                                                        (Thousands)
Service cost - benefits earned during
   the period                                               $ 25,146         $  22,945          $ 21,644
Interest cost on projected benefit
   obligation                                                 75,922            74,490            70,511
Actual return on Plan assets                                  (3,272)         (119,037)          (56,208)
Net deferral and amortization:
   Deferral of net gain (loss) during
      current period                                         (90,069)           33,435           (23,528)
   Amortization of unrecognized prior
      service cost                                             3,613             3,297             2,776
   Amortization of unrecognized net
      asset resulting from initial
      application                                             (4,507)           (4,507)           (4,507)
                                                            --------------------------------------------
Net pension cost                                            $  6,833         $  10,623          $ 10,688
                                                            ============================================

   Assumptions used in determining net pension cost are as follows:


------------------------------------------------------------------------------------------------------------
                                                                    1994            1993              1992
------------------------------------------------------------------------------------------------------------
Discount rate                                                       7.5%            8.0%              8.0%
Annual increase in future compensation
   levels                                                           4.5             5.0               5.0
Expected long-term rate of return on
   Plan assets                                                      9.5             9.5               9.5
------------------------------------------------------------------------------------------------------------


   The following reconciles the funded status of the Plan to the amount recorded in the Company's Consolidated Balance Sheet:


------------------------------------------------------------------------------------------------------------
                                                                                       December 31
                                                                             -------------------------------
                                                                                 1994             1993
------------------------------------------------------------------------------------------------------------
                                                                                   (Thousands)
Plan assets at fair value, primarily equity
   and debt securities                                                       $1,054,048       $1,059,775
                                                                             -------------------------------
Less actuarial present value of benefit obligation:
   Accumulated benefit obligation, including vested
      benefits of $852,374 and $872,138, respectively                           872,530          892,761
   Increase in future compensation levels                                       138,411          152,279
                                                                             -------------------------------
   Projected benefit obligation                                               1,010,941        1,045,040
                                                                             -------------------------------
Plan assets in excess of projected benefit obligation                            43,107           14,735
Unrecognized net asset resulting from initial
   application                                                                  (33,288)         (37,795)
Unrecognized net loss (gain)                                                      3,856           (7,315)
Unrecognized prior service cost                                                  40,391           45,518
                                                                             -------------------------------
Asset recorded as Other Deferred Debits
   in the Consolidated Balance Sheet                                         $   54,066       $   15,143
                                                                             ===============================
------------------------------------------------------------------------------------------------------------



   Assumptions used in determining the projected benefit obligation are as follows:


-----------------------------------------------------------------------------------------------------------
                                                                                      December 31
                                                                                 --------------------------

                                                                                 1994             1993
-----------------------------------------------------------------------------------------------------------
Discount rate                                                                     8.0%              7.5%
Annual increase in future compensation levels                                     4.5               4.5
-----------------------------------------------------------------------------------------------------------




   The unrecognized net asset at date of initial application is being amortized over approximately 15.4 years, which was the average remaining service period of employees at January 1, 1987.

   In addition to the Plan, the Company has several supplemental non-qualified, non-contributory, unfunded retirement benefit plans for certain management employees.

OTHER POSTRETIREMENT BENEFITS - The Company provides certain postretirement health care and life insurance benefits for retired employees. Substantially all of the Company's employees will become eligible for such benefits if they reach retirement age while working for the Company. These benefits are provided principally through insurance companies and other organizations.

   Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard required the Company to change its accounting for postretirement benefits from the pay-as-you-go (cash) basis to the accrual of such benefits during the active service periods of employees to the date they attain full eligibility for benefits. The transition obligation at the time of adoption is being amortized over 20 years. The Company's incremental cost upon adoption of the standard was $49 million for 1993 which is being deferred in accordance with the January 21, 1994 MPSC rate order. See Note 3. This amount is being amortized and recovered in rates over the estimated four-year period 1994-1997.

   Net other postretirement benefits cost included the following components:

-----------------------------------------------------------------------------------------------------------
                                                                                 1994             1993
-----------------------------------------------------------------------------------------------------------
                                                                                   (Thousands)
      Service cost - benefits earned
         during the period                                                    $16,267             $15,312
      Interest cost on accumulated
         postretirement benefit obligation                                     33,459              33,787
      Actual return on assets                                                    (208)                (18)
      Deferral of net loss during current period                                 (833)                  -
      Amortization of unrecognized
         transition obligation                                                 20,633              21,685
                                                                              -----------------------------
      Net other postretirement benefits cost                                  $69,318             $70,766
                                                                              =============================
-----------------------------------------------------------------------------------------------------------

   Assumptions used in determining net other postretirement benefits cost are as follows:

----------------------------------------------------------------------------------------------------------
                                                                                  1994              1993
----------------------------------------------------------------------------------------------------------
Discount rate                                                                     7.5%              8.0%
Annual increase in future compensation levels                                     4.5               5.0
Expected long-term rate of return on assets                                       9.5               9.5
-----------------------------------------------------------------------------------------------------------

   The following reconciles the funded status to the amount recorded in the Company's Consolidated Balance Sheet:


----------------------------------------------------------------------------------------------------------
                                                                                      December 31
                                                                              ----------------------------
                                                                                 1994             1993
----------------------------------------------------------------------------------------------------------
                                                                                    (Thousands)
      Actuarial present value of benefit obligation:
         Retirees                                                             $(256,370)       $(242,787)
         Fully eligible active participants                                     (67,581)         (65,933)
         Other active participants                                             (140,710)        (129,075)
                                                                              ----------------------------
      Accumulated postretirement benefit obligation                            (464,661)        (437,795)

      Less assets at fair value, primarily
         equity and debt securities                                              58,080              599
                                                                              ----------------------------
      Benefit obligation in excess of assets                                   (406,581)        (437,196)

      Unrecognized transition obligation                                        369,459          392,026
      Unrecognized net gain                                                         (21)          (3,397)
                                                                              ----------------------------
      Liability recorded as Other Non-Current
         Liabilities in the Consolidated Balance Sheet                        $ (37,143)       $ (48,567)
                                                                              ============================
------------------------------------------------------------------------------------------------------------

   Assumptions used in determining the accumulated benefit obligation are as follows:

-----------------------------------------------------------------------------------------------------------
                                                                                        December 31
                                                                              -----------------------------
                                                                                  1994              1993
-----------------------------------------------------------------------------------------------------------
Discount rate                                                                     8.0%              7.5%
Annual increase in future compensation levels                                     4.5               4.5
-----------------------------------------------------------------------------------------------------------

Benefit costs were calculated assuming health care cost trend rates beginning at 12.6% for 1994 and decreasing to 6.0% in 2008 and thereafter for persons under age 65 and decreasing from 7.4% to 6.0% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would increase the aggregate of the service cost and interest cost components of benefit costs by $6 million for 1994 and increase the accumulated benefit obligation by $47 million at December 31, 1994.

NOTE 14 - SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



------------------------------------------------------------------------------------------------------------
                                                                   1994 Quarter Ended
                                                ------------------------------------------------------------
                                                 Mar. 31         June 30        Sept. 30          Dec. 31
------------------------------------------------------------------------------------------------------------
                                                       (Thousands, except per share amounts)
Operating Revenues                               $899,589       $872,690        $944,389         $802,673
Operating Income                                  189,319        161,832         200,298          167,946
Net Income                                        112,870         87,283         124,381           95,375
Earnings for Common Stock                         105,458         79,872         116,972           87,967
Earnings Per Share                                   0.72           0.54            0.80             0.61
------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------
                                                                    1993 Quarter Ended
                                                 -----------------------------------------------------------
                                                  Mar. 31        June 30        Sept. 30          Dec. 31
------------------------------------------------------------------------------------------------------------
                                                       (Thousands, except per share amounts)
Operating Revenues                               $874,847       $835,171        $976,248         $868,945
Operating Income                                  221,732        186,498         228,436          207,281
Net Income                                        135,203        102,664         153,365          130,671
Earnings for Common Stock                         127,060         94,799         145,950          123,257
Earnings Per Share                                   0.86           0.64            0.99             0.84
------------------------------------------------------------------------------------------------------------


   The fourth quarter of 1994 includes a decrease in operating revenues of $59 million, a decrease in operation expense of $65 million and a decrease in maintenance expense of $1 million related to a settlement agreement, with the parties intervening in the 1994 PSCR reconciliation case with the MPSC, for business interruption insurance proceeds associated with the December 25, 1993 outage at Fermi 2. See Note 2.

   Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the total year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company's Board of Directors, upon the recommendation of the Board's Audit Committee, has appointed Deloitte & Touche LLP as independent accountants of the Company for the year 1995. The appointment is subject to ratification by the Company's Common Stock Shareholders at the Annual Meeting of Common Stock Shareholders to be held on April 24, 1995 ("Annual Meeting"). (The Company's Board of Directors has also approved the formation of a holding company; and ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company will be considered ratification of the firm's appointment as independent accountants for the holding company if the holding company is approved at the Annual Meeting.)

In prior years, Price Waterhouse LLP served as independent accountants of the Company. During the Company's two fiscal years ending December 31, 1994 and the subsequent interim period from January 1, 1995 through the date hereof, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to its satisfaction, would have caused Price Waterhouse LLP to make reference thereto in their report on the financial statements for such years. None of Price Waterhouse LLP's reports on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III


ITEM 10 -      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the Company's executive officers is incorporated herein by reference to Items 1 and 2 - Business and Properties, "Employes and Executive Officers" on pages 20-21 hereof; information regarding compliance with section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the data under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 35 of the Company's definitive proxy statement dated March 9, 1995, in connection with its Annual Meeting of Shareholders to be held on April 24, 1995; and information regarding directors is incorporated herein by reference to the data under the heading "The Election of Directors" on pages 5-9 of the Company's definitive proxy statement dated March 9, 1995, in connection with its Annual Meeting of Shareholders to be held on April 24, 1995.

ITEM 11 -      EXECUTIVE COMPENSATION.

         Information regarding "Executive Compensation" is incorporated herein by reference to the data under the heading "Board Compensation Committee Report on Executive Compensation" on pages 10-15 of the Company's definitive proxy statement dated March 9, 1995, in connection with its Annual Meeting of Shareholders to be held on April 24, 1995.

ITEM 12 -      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding ownership of equity securities is incorporated herein by reference to the heading "Security Ownership of Management" on page 9 of the Company's definitive proxy statement dated March 9, 1995, in connection with its Annual Meeting of Shareholders to be held on April 24, 1995.

ITEM 13 -      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is incorporated herein by reference to the heading "Compensation Committee Interlocks and Insider Participation" on page 15 of the Company's definitive proxy statement dated March 9, 1995, in connection with its Annual Meeting of Shareholders to be held on April 24, 1995.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as a part of this Annual Report on Form 10-K.

        (1) Consolidated financial statements. See "Item 8 - Financial Statements and Supplementary Data" on page 30.

        (2) Financial statement schedules. See "Item 8 - Financial Statements and Supplementary Data" on page 30.

        (3) Exhibits (* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of this report).

              (i)    Exhibits filed herewith.

                     Exhibit
                     Number
                     -------
                      4-169 - Supplemental Indenture, dated as of December 1, 1994, establishing the Series KKP No. 15 and 1994 Series DP Mortgage Bonds.

                      4-170 - Supplemental Indenture, dated as of October 15, 1985, establishing the Series KKP No. 9 Mortgage Bonds.

                      4-171 - Supplemental Indenture, dated as of July 15, 1989, establishing the
                                  Series KKP No. 10 Mortgage Bonds.

                      4-172 - Supplemental Indenture, dated as of December 1, 1989, establishing the Series KKP No. 11 and 1989 Series BP Mortgage Bonds.

                      4-173 - Supplemental Indenture, dated as of February 15, 1990, establishing the 1990 Series A, 1990 Series B, 1990 Series C, 1990 Series D, 1990 Series E and 1990 Series F Mortgage Bonds.

                     *10-56 - Amended and Restated 1994 Officers' Shareholder Value Improvement Plan (1994 and subsequent years, January 23, 1995).

                     *10-57 - 1995 Officers' Shareholder Value Improvement Plan (January 23, 1995).

                     *10-58 - Plan for Deferring the Payment of Directors' Fees (January 23, 1995).

                     *10-59 -     Retirement Plan for Non-Employe
                                  Directors (February 27, 1995).

                     Exhibit
                     Number
                     -------

                      11-21 - Primary and Fully Diluted Earnings Per Share of Common Stock.

                      12-26 -     Computation of Ratio of Earnings to
                                  Fixed Charges.

                      12-27 - Computation of Ratio of Earnings to Fixed Charges and Preferred and
                                  Preference Stock Dividend
                                  Requirements.

                      23-7  -     Consent of Independent Accountants.

              (ii)   Exhibits incorporated herein by reference.

                       4(a) - Restated Articles of Incorporation of the Company, as filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-117 to Form 10-Q for quarter ended March 31, 1993).

                       4(b) - Certificate containing resolution of the Board of Directors establishing the Cumulative Preferred Stock, 7.75% Series as filed February 22, 1993 with the State of Michigan,
                                  Department of Commerce - Corporation
                                  and Securities Bureau (Exhibit 4-134
                                  to Form 10-Q for quarter ended March
                                  31, 1993).

                       4(c) - Certificate containing resolution of the Board of Directors establishing the Cumulative Preferred Stock, 7.74% Series, as filed April 21, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-140 to Form 10-Q for quarter ended March 31, 1993).

                       4(d) -     By-Laws of the Company as amended
                                  November 25, 1991 (Exhibit 4-118 to
                                  Form 10-K for year ended December 31,
                                  1991).

                       4(e) - Mortgage and Deed of Trust, dated as of October 1, 1924, between the Company (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

                                  September 1, 1947   Exhibit B-20 to
                                                      Registration No. 2-7136
                                  October 1, 1968     Exhibit 2-B-33 to
                                                      Registration No. 2-30096

                     Exhibit
                     Number
                     -------
                                November 15, 1971   Exhibit 2-B-38 to
                                                    Registration No. 2-42160
                                January 15, 1973    Exhibit 2-B-39 to
                                                    Registration No. 2-46595
                                June 1, 1978        Exhibit 2-B-51 to
                                                    Registration No. 2-61643
                                June 30, 1982       Exhibit 4-30 to
                                                    Registration No.  2-78941
                                August 15, 1982     Exhibit 4-32 to
                                                    Registration No.  2-79674
                                November 30, 1987   Exhibit 4-139 to
                                                    Form 10-K for year
                                                    ended December 31, 1992
                                November 1, 1990    Exhibit 4-110 to
                                                    Form 10-K for year
                                                    ended December 31, 1990
                                April 1, 1991       Exhibit 4-111 to
                                                    Form 10-Q for quarter
                                                    ended March 31, 1991
                                May 1, 1991         Exhibit 4-112 to
                                                    Form 10-Q for quarter
                                                    ended June 30, 1991
                                May 15, 1991        Exhibit 4-113 to Form 10-Q
                                                    for quarter ended June 30,
                                                    1991
                                September 1, 1991   Exhibit 4-116 to Form 10-Q
                                                    for quarter ended September
                                                    30, 1991
                                November 1, 1991    Exhibit 4-119 to Form 10-K
                                                    for year ended December 31,
                                                    1991
                                January 15, 1992    Exhibit 4-120 to Form 10-K
                                                    for year ended December 31,
                                                    1991
                                February 29, 1992   Exhibit 4-121 to Form 10-Q
                                                    for quarter ended March 31,
                                                    1992
                                April 15, 1992      Exhibit 4-122 to Form 10-Q
                                                    for quarter ended June 30,
                                                    1992
                                July 15, 1992       Exhibit 4-123 to Form 10-Q
                                                    for quarter ended September
                                                    30, 1992
                                July 31, 1992       Exhibit 4-124 to Form 10-Q
                                                    for quarter ended September
                                                    30, 1992
                                November 30, 1992   Exhibit 4-130 to
                                                    Registration No. 33-56496
                                January 1, 1993     Exhibit 4-131 to
                                                    Registration No. 33-56496
                                March 1, 1993       Exhibit 4-141 to Form 10-Q
                                                    for quarter ended March 31,
                                                    1993
                                March 15, 1993      Exhibit 4-142 to Form 10-Q
                                                    for quarter ended March 31,
                                                    1993
                                April 1, 1993       Exhibit 4-143 to Form 10-Q
                                                    for quarter ended March 31,
                                                    1993
                                April 26, 1993      Exhibit 4-144 to Form 10-Q
                                                    for quarter ended March 31,
                                                    1993
                                May 31, 1993        Exhibit 4-148 to
                                                    Registration No. 33-64296
                                June 30, 1993       Exhibit 4-149 to Form 10-Q
                                                    for quarter ended June 30,
                                                    1993 (1993 Series AP)

                     Exhibit
                     Number
                     -------
                                June 30, 1993       Exhibit 4-150 to Form 10-Q
                                                    for quarter ended June 30,
                                                    1993 (1993 Series H)
                                September 15, 1993  Exhibit 4-158 to Form 10-Q
                                                    for quarter ended September
                                                    30, 1993
                                March 1, 1994       Exhibit 4-163 to
                                                    Registration No. 33-53207.
                                June 15, 1994       Exhibit 4-166 to Form 10-Q
                                                    for quarter ended June 30,
                                                    1994.
                                August 15, 1994     Exhibit 4-168 to Form 10-Q
                                                    for quarter ended September
                                                    30, 1994.

                      4(f) - Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

                      4(g) - First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

                      4(h) - Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

                      4(i) - Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

                      4(j) - Amended and Restated Standby Note Purchase Credit Facility, dated as of April 26, 1994, among The Detroit Edison Company, The Bank of New York, The Toronto-Dominion Bank, acting through its Houston Agency,
                                  Toronto-Dominion (Texas), Inc., as
                                  Administrative Agent and Citicorp
                                  Securities, Inc., as Remarketing
                                  Agent (Exhibit 99-5 to Registration
                                  No. 33-50325).

                      4(k) -      Standby Note Purchase Credit
                                  Facility, dated as of August 17,
                                  1994, among The Detroit Edison
                                  Company, Barclays Bank PLC, as Bank
                                  and Administrative Agent, Bank of
                                  America, The Bank of New York, The
                                  Fuji Bank Limited, The Long-Term
                                  Credit Bank of Japan, LTD, Union Bank
                                  and Citicorp Securities, Inc. and
                                  First Chicago Capital Markets, Inc.
                                  as Remarketing Agents (Exhibit 99-18
                                  to Form 10-Q for quarter ended
                                  September 30, 1994).

                     Exhibit
                     Number
                     -------
                     *10(a)- Form of Indemnification Agreement between the Company and (1) Frank E. Agosti, (2) Gerard M. Anderson, (3) Robert J. Buckler, (4) Malcolm G. Dade, Jr., (5) Ronald W. Gresens, (6) Leslie L. Loomans, (7) S. Martin Taylor, (8) Saul J. Waldman, (9) Susan M. Beale, (10) Frederick S. Karwacki, (11) Douglas R. Gipson,
                                  (12) Robert J. Horn, (13) Thomas A.
                                  Hughes, (14) Christopher C. Nern,
                                  (15) Ronald J. Gdowski, (16) Elaine
                                  M. Godfrey, (17) Allen W. Anning,
                                  (18) Christopher C. Arvani, (19)
                                  James R. McGillivary, (20) Thomas J.
                                  Howlin, (21) Donald J. Brett, (22)
                                  Michael E. Champley, (23) T.  Michael
                                  Holton, and (24) Haven E. Cockerham
                                  (Exhibit 10-41 to Form 10-Q for
                                  quarter ended June 30, 1993).

                     *10(b)- 1991 Shareholder Value Improvement Plan - A, as amended effective January 25, 1993 (Exhibit 10-43 to Form 10-Q for quarter ended June 30,
                                  1993).

                     *10(c)- 1990 Shareholder Value Improvement Plan - A, as amended January 25, 1993 (Exhibit 10-44 to Form 10-Q for quarter ended June 30, 1993).

                     *10(d)- 1994 Officers' Shareholder Value Improvement Plan, January, 1994 (Exhibit 10-50 to Form 10-K for year ended December 31, 1993).

                     *10(e)- Certain Arrangements Pertaining to the Employment of S. Martin Taylor (Exhibit 10-38 to Form 10-K for year ended December 31, 1992).

                     *10(f)- Certain arrangements pertaining to the employment of Anthony F. Earley, Jr. (Exhibit 10-53 to Form 10-Q for quarter ended March 31, 1994).

                     *10(g)-      Amended and Restated Savings
                                  Separation Plan, June 1994 (Exhibit
                                  10-54 to Form 10-Q for quarter ended
                                  June 30, 1994.)

                     *10(h)- Certain arrangements pertaining to the employment of Haven E. Cockerham (Exhibit 10-55 to Form 10-Q for quarter ended September 30, 1994).

                     *10(i)- Key Employe Deferred Compensation Plan (January 1990). (Exhibit 10-21 to Form 10-K for year ended December 31, 1989).

                     Exhibit
                     Number

                     *10(j)-      Retirement Reparation Plan for
                                  Certain Employes of The Detroit
                                  Edison Company (as amended through
                                  May 22, 1989).  (Exhibit 10-25 to
                                  Form 10-K for year ended December 31,
                                  1989).

                     *10(k)- Benefit Equalization Plan for Certain Employes of The Detroit Edison Company (as amended through May 22,
                                  1989).  (Exhibit 10-26 to Form 10-K
                                  for year ended December 31, 1989).

                     *10(l)- Certain Arrangements Pertaining to the Employment of Larry G. Garberding (Exhibit 28-52 to Form 10-Q for quarter ended June 30, 1990).

                     *10(m)- Form of Indemnification Agreement, between the Company and (1) John E. Lobbia, (2) Larry G. Garberding and
                                  (3) Anthony F. Earley, Jr. (Exhibit
                                  19-7 to Form 10-Q for quarter ended
                                  March 31, 1992).

                     *10(n)- Form of Indemnification Agreement, dated March 17, 1992, between the Company and (1) Terence E. Adderley,
                                  (2) Wendell W. Anderson, Jr., (3)
                                  Walter J. McCarthy, Jr., (4) Lillian
                                  Bauder, (5) David Bing, (6) Alan E.
                                  Schwartz, (7) William Wegner, (8)
                                  Theodore S. Leipprandt, (9) Patricia
                                  S. Longe, (10) Eugene A. Miller, (11)
                                  Dean E. Richardson, (12) David M.
                                  Gates, and (13) Otis M. Smith
                                  (Exhibit 19-8 to Form 10-Q for
                                  quarter ended March 31, 1992).

                     *10(o)- Supplemental Long Term Disability Plan, dated November 5, 1991 (Exhibit 10-32 to Form 10-K for year ended December 31, 1991).

                     *10(p)- Executive Vehicle Program, dated October 1, 1993 (Exhibit 10-47 to Form 10-Q for quarter ended September 30, 1993).

                     *10(q)- Amendment No. 1 to Executive Vehicle Plan, November 1993 (Exhibit 10-58 to Form 10-K for year ended December 31,
                                  1993).

                     *10(r)- Certain arrangements pertaining to the employment of Gerard M. Anderson (Exhibit 10-40 to Form 10-K for year ended December 31, 1993).

                     *10(s)- Restated Management Supplemental Benefit Plan, January 1994 (Exhibit 10-57 to Form 10-K for year ended December 31, 1993).

                      99(a)- Belle River Participation Agreement between the Company and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

                     Exhibit
                     Number
                     -------
                      99(b)- Belle River Transmission Ownership and Operating Agreement between the Company and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501.)

                      99(c)-      1988 Amended and Restated Loan
                                  Agreement, dated as of October 4,
                                  1988, between Renaissance Energy
                                  Company (an unaffiliated company)
                                  ("Renaissance") and the Company
                                  (Exhibit 99-6 to Registration No.
                                  33-50325).

                      99(d)- First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between the Company and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

                      99(e)- Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between the
                                  Company and Renaissance (Exhibit 99-8
                                  to Registration No. 33-50325).

                      99(f)- Third Amendment, dated as of August 31, 1994, to 1988 Amended and
                                  Restated Nuclear Fuel Heat Purchase
                                  Contract, dated October 4, 1988,
                                  between The Detroit Edison Company
                                  and Renaissance Energy Company
                                  (Exhibit 99-21 to Form 10-Q for
                                  quarter ended September 30, 1994).

                      99(g)-      $200,000,000 364-Day Credit
                                  Agreement, dated as of September 1,
                                  1993, among the Company, Renaissance
                                  and Barclays Bank PLC, New York
                                  Branch, as Agent (Exhibit 99-12 to
                                  Registration No. 33-50325).

                      99(h)- First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day
                                  Credit Agreement, dated September 1,
                                  1993, among The Detroit Edison
                                  Company, Renaissance Energy Company,
                                  the Banks party thereto and Barclays
                                  Bank, PLC, New York Branch, as Agent
                                  (Exhibit 99-19 to Form 10-Q for
                                  quarter ended September 30, 1994).

                      99(i)-      $200,000,000 Three-Year Credit
                                  Agreement, dated September 1, 1993,
                                  among the Company, Renaissance and
                                  Barclays Bank PLC, New York Branch,
                                  as Agent (Exhibit 99-13 to
                                  Registration No. 33-50325).

                      99(j)- 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between the Company and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

                      99(k)- First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between the Company and
                                  Renaissance (Exhibit 99-10 to
                                  Registration No. 33-50325).

                     Exhibit
                     Number
                     -------
                     99(l)-       Second Amendment, dated as of
                                  September 1, 1993, to 1988 Amended
                                  and Restated Nuclear Fuel Heat
                                  Purchase Contract between the Company
                                  and Renaissance (Exhibit 99-11 to
                                  Registration No. 33-50325).

                     99(m)-       First Amendment, dated as of
                                  September 1, 1994, to $200,000,000
                                  Three-Year Credit Agreement, dated as
                                  of September 1, 1993, among The
                                  Detroit Edison Company, Renaissance
                                  Energy Company, the Banks party
                                  thereto and Barclays Bank, PLC, New
                                  York Branch, as Agent (Exhibit 99-20
                                  to Form 10-Q for quarter ended
                                  September 30, 1994).

                     99(n)- Master Trust Agreement, dated as of June 30, 1994, between the Company and Fidelity Management Trust Company relating to the Employes Savings Plans (Exhibit 4-167 to Form 10-Q for quarter ended June 30, 1994).

            (b) Registrant did not file any reports on Form 8-K during the fourth quarter of 1994.

            (c) * Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                                              Additions
                                      Balance at      -------------------------                                    Balance
                                      Beginning       Charged to           Charged                                 at End
                                          of          Costs and            to Other                                  of
        Description                     Period         Expenses           Accounts(a)         Deductions(b)        Period
        -----------                   ----------      ----------          -----------         -------------        -------
                                                                          (Thousands)
YEAR 1994
Allowance for
  uncollectible accounts
  (shown as deduction
  from accounts receivable
  in balance sheet)   . . . . . . .    $34,000         $11,585             $3,246               $(18,831)          $30,000

YEAR 1993
Allowance for
  uncollectible accounts
  (shown as deduction
  from accounts receivable
  in balance sheet)   . . . . . . .    $32,000         $21,953             $2,752               $(22,705)          $34,000

YEAR 1992
Allowance for
  uncollectible accounts
  (shown as deduction
  from accounts receivable
  in balance sheet)   . . . . . . .    $23,000         $31,834             $2,127               $(24,961)          $32,000


  -----------------------


(a)  Collection of accounts previously written off.

(b)  Uncollectible accounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE DETROIT EDISON COMPANY
                                        ----------------------------------
                                                  (Registrant)



By        /s/ JOHN E. LOBBIA             By      /s/ LARRY G. GARBERDING
   ----------------------------------       ----------------------------------
             John E. Lobbia                        Larry G. Garberding
         Chairman of the Board,                 Executive Vice President,
            Chief Executive                Chief Financial Officer and Director
          Officer and Director



By     /s/ ANTHONY F. EARLEY, JR.       By       /s/ RONALD W. GRESENS
   ---------------------------------        ----------------------------------
          Anthony F. Earley, Jr.                     Ronald W. Gresens
      President and Chief Operating            Vice President and Controller
          Officer and Director





By       /s/ TERENCE E. ADDERLEY        By    /s/ WALTER J. McCARTHY, JR.
   ---------------------------------       ----------------------------------
      Terence E. Adderley, Director        Walter J. McCarthy, Jr., Director


By    /s/ WENDELL W. ANDERSON, JR.      By       /s/ EUGENE A. MILLER
   ---------------------------------       ----------------------------------
   Wendell W. Anderson, Jr., Director         Eugene A. Miller, Director


By         /s/ LILLIAN BAUDER           By
   ---------------------------------       ----------------------------------
        Lillian Bauder, Director              Dean E. Richardson, Director


By           /s/ DAVID BING             By       /s/ ALAN E. SCHWARTZ
   ---------------------------------       ----------------------------------
          David Bing, Director                Alan E. Schwartz, Director


By     /s/ THEODORE S. LEIPPRANDT        By        /s/ WILLIAM WEGNER
   ----------------------------------       ---------------------------------
    Theodore S. Leipprandt, Director            William Wegner, Director


By        /s/ PATRICIA S. LONGE
   ----------------------------------
      Patricia S. Longe, Director



Date:  March 27, 1995

                          THE DETROIT EDISON COMPANY

                        ANNUAL REPORT ON FORM 10-K FOR

                         YEAR ENDED DECEMBER 31, 1994


                                                               File No. 1-2198

                                EXHIBIT INDEX


                     Exhibit                                            Page
                     Number                                             Number
                     -------                                            ------

                     Exhibits Filed Herewith

                      4-169  -    Supplemental Indenture, dated as of
                                  December 1, 1994, establishing the
                                  Series KKP No. 15 and 1994 Series DP
                                  Mortgage Bonds.

                      4-170  -    Supplemental Indenture, dated as of
                                  October 15, 1985, establishing the
                                  Series KKP No. 9 Mortgage Bonds.

                      4-171  -    Supplemental Indenture, dated as of
                                  July 15, 1989, establishing the
                                  Series KKP No. 10 Mortgage Bonds.

                      4-172  -    Supplemental Indenture, dated as of
                                  December 1, 1989, establishing the
                                  Series KKP No. 11 and 1989 Series BP
                                  Mortgage Bonds.

                      4-173  -    Supplemental Indenture, dated as of
                                  February 15, 1990, establishing the
                                  1990 Series A, 1990 Series B, 1990
                                  Series C, 1990 Series D, 1990 Series
                                  E and 1990 Series F Mortgage Bonds.

                     *10-56  -    Amended and Restated 1994 Officers'
                                  Shareholder Value Improvement Plan
                                  (1994 and subsequent years, January
                                  23, 1995).

                     *10-57  -    1995 Officers' Shareholder Value
                                  Improvement Plan (January 23, 1995).

                     *10-58  -    Plan for Deferring the Payment of
                                  Directors  Fees (January 23, 1995).

                     *10-59  -    Retirement Plan for Non-Employe
                                  Directors (February 27, 1995).

                      11-21  -    Primary and Fully Diluted Earnings
                                  Per Share of Common Stock.

                      12-26  -    Computation of Ratio of Earnings to
                                  Fixed Charges.

                      12-27  -    Computation of Ratio of Earnings to
                                  Fixed Charges and Preferred and
                                  Preference Stock Dividend
                                  Requirements.

                      23-7   -    Consent of Independent Accountants.

                     Exhibit                                             Page
                     Number                                              Number
                     -------                                             ------

                     Exhibits incorporated herein by reference.

                                                        See Page Numbers
                                                        ______ for location of
                                                        Exhibits Incorporated
                                                        By Reference

                      4(a) - Restated Articles of Incorporation of the Company, as filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau.

                      4(b) - Certificate containing Resolution of the Board of Directors establishing the Cumulative Preferred Stock, 7.75% Series, as filed February 22, 1993 with the State of Michigan,
                                  Department of Commerce - Corporation
                                  and Securities Bureau.

                      4(c) - Certificate containing resolution of the Board of Directors establishing the Cumulative Preferred Stock, 7.74% Series, as filed April 21, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau.

                      4(d) -      By-Laws of the Company as amended
                                  November 25, 1991.

                      4(e) -      Mortgage and Deed of Trust, dated as
                                  of October 1, 1924, between the
                                  Company and Bankers Trust Company as
                                  Trustee and indentures supplemental
                                  thereto, dated as of the dates indicated below:

                                  September 1, 1947

                                  October 1, 1968

                     Exhibit
                     Number
                     -------
                                November 15, 1971

                                January 15, 1973

                                June 1, 1978

                                June 30, 1982

                                August 15, 1982

                                November 30, 1987


                                November 1, 1990


                                April 1, 1991


                                May 1, 1991


                                May 15, 1991


                                September 1, 1991


                                November 1, 1991


                                January 15, 1992


                                February 29, 1992


                                April 15, 1992


                                July 15, 1992


                                July 31, 1992


                                November 30, 1992

                                January 1, 1993

                                March 1, 1993


                                March 15, 1993


                                April 1, 1993


                                April 26, 1993


                                May 31, 1993

                                June 30, 1993       (1993 Series AP)

                     Exhibit
                     Number
                     -------
                                June 30, 1993       (1993 Series H)


                                September 15, 1993


                                March 1, 1994

                                June 15, 1994


                                August 15, 1994



                      4(f) Collateral Trust Indenture (notes), dated as of June 30, 1993.

                      4(g) First Supplemental Note Indenture, dated as of June 30, 1993.

                      4(h) Second Supplemental Note Indenture, dated as of September 15, 1993.

                      4(i) Third Supplemental Note Indenture, dated as of August 15, 1994.

                      4(j) Amended and Restated Standby Note Purchase Credit Facility, dated as of April 26, 1994, among The Detroit Edison Company, The Bank of New York, The Toronto-Dominion Bank, acting through its Houston Agency,
                                  Toronto-Dominion (Texas), Inc., as
                                  Administrative Agent and Citicorp
                                  Securities, Inc., as Remarketing
                                  Agent.

                      4(k)        Standby Note Purchase Credit
                                  Facility, dated as of August 17,
                                  1994, among The Detroit Edison
                                  Company, Barclays Bank PLC, as Bank
                                  and Administrative Agent, Bank of
                                  America, The Bank of New York, The
                                  Fuji Bank Limited, The Long-Term
                                  Credit Bank of Japan, LTD, Union Bank
                                  and Citicorp Securities, Inc. and
                                  First Chicago Capital Markets, Inc.
                                  as Remarketing Agents.

                     Exhibit
                     Number
                     -------
                     *10(a)- Form of Indemnification Agreement between the Company and (1) Frank E. Agosti, (2) Gerard M. Anderson, (3) Robert J. Buckler, (4) Malcolm G. Dade, Jr., (5) Ronald W. Gresens, (6) Leslie L. Loomans, (7) S. Martin Taylor, (8) Saul J. Waldman, (9) Susan M. Beale, (10) Frederick S. Karwacki, (11) Douglas R. Gipson,
                                  (12) Robert J. Horn, (13) Thomas A.
                                  Hughes, (14) Christopher C. Nern,
                                  (15) Ronald J. Gdowski, (16) Elaine
                                  M. Godfrey, (17) Allen W. Anning,
                                  (18) Christopher C. Arvani, (19)
                                  James R. McGillivary, (20) Thomas J.
                                  Howlin, (21) Donald J. Brett, (22)
                                  Michael E. Champley, (23) T.  Michael
                                  Holton, and (24) Haven E. Cockerham.

                     *10(b)- 1991 Shareholder Value Improvement Plan - A, as amended effective
                                  January 25, 1993.

                     *10(c)- 1990 Shareholder Value Improvement Plan - A, as amended January 25, 1993.

                     *10(d)- 1994 Officers' Shareholder Value Improvement Plan, January, 1994.

                     *10(e)- Certain Arrangements Pertaining to the Employment of S. Martin Taylor.

                     *10(f)- Certain arrangements pertaining to the employment of Anthony F. Earley, Jr.

                     *10(g)-      Amended and Restated Savings
                                  Separation Plan, June 1994.

                     *10(h)- Certain arrangements pertaining to the employment of Haven E. Cockerham.

                     *10(i)- Key Employe Deferred Compensation Plan (January 1990).

                     Exhibit
                     Number
                     -------
                     *10(j)-      Retirement Reparation Plan for
                                  Certain Employes of The Detroit
                                  Edison Company (as amended through
                                  May 22, 1989).

                     *10(k)- Benefit Equalization Plan for Certain Employes of The Detroit Edison
                                  Company (as amended through May 22,
                                  1989).

                     *10(l)-      Certain Arrangements Pertaining to
                                  the Employment of Larry G. Garberding.

                     *10(m)- Form of Indemnification Agreement, between the Company and (1) John E. Lobbia, (2) Larry G. Garberding and
                                  (3) Anthony F. Earley, Jr.

                     *10(n)- Form of Indemnification Agreement, dated March 17, 1992, between the Company and (1) Terence E. Adderley,
                                  (2) Wendell W. Anderson, Jr., (3)
                                  Walter J. McCarthy, Jr., (4) Lillian
                                  Bauder, (5) David Bing, (6) Alan E.
                                  Schwartz, (7) William Wegner, (8)
                                  Theodore S. Leipprandt, (9) Patricia
                                  S. Longe, (10) Eugene A. Miller, (11)
                                  Dean E. Richardson, (12) David M.
                                  Gates, and (13) Otis M. Smith.

                     *10(o)- Supplemental Long Term Disability Plan, dated November 5, 1991.

                     *10(p)-      Executive Vehicle Program, dated
                                  October 1, 1993.

                     *10(q)- Amendment No. 1 to Executive Vehicle Plan, November 1993.

                     *10(r)- Certain arrangements pertaining to the employment of Gerard M. Anderson.

                     *10(s)- Restated Management Supplemental Benefit Plan, January 1994.

                      99(a)- Belle River Participation Agreement between the Company and Michigan Public Power Agency, dated as of December 1, 1982.

                     Exhibit
                     Number
                     -------
                      99(b)- Belle River Transmission Ownership and Operating Agreement between the Company and Michigan Public Power Agency, dated as of December 1, 1982.

                      99(c)-      1988 Amended and Restated Loan
                                  Agreement, dated as of October 4,
                                  1988, between Renaissance Energy
                                  Company (an unaffiliated company)
                                  ("Renaissance") and the Company.

                      99(d)- First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between the Company and Renaissance.

                      99(e)- Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between the
                                  Company and Renaissance.

                      99(f)- Third Amendment, dated as of August 31, 1994, to 1988 Amended and
                                  Restated Nuclear Fuel Heat Purchase
                                  Contract, dated October 4, 1988,
                                  between The Detroit Edison Company.

                      99(g)-      $200,000,000 364-Day Credit
                                  Agreement, dated as of September 1,
                                  1993, among the Company, Renaissance
                                  and Barclays Bank PLC, New York
                                  Branch, as Agent.

                      99(h)- First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day
                                  Credit Agreement, dated September 1,
                                  1993, among The Detroit Edison
                                  Company, Renaissance Energy Company,
                                  the Banks party thereto and Barclays
                                  Bank, PLC, New York Branch, as Agent.

                      99(i)-      $200,000,000 Three-Year Credit
                                  Agreement, dated September 1, 1993,
                                  among the Company, Renaissance and
                                  Barclays Bank PLC, New York Branch,
                                  as Agent.

                      99(j)- 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between the Company and Renaissance.

                      99(k)- First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between the Company and
                                  Renaissance.

                     Exhibit
                     Number
                     -------
                     99(l)-       Second Amendment, dated as of
                                  September 1, 1993, to 1988 Amended
                                  and Restated Nuclear Fuel Heat
                                  Purchase Contract between the Company
                                  and Renaissance.

                     99(m)-       First Amendment, dated as of
                                  September 1, 1994, to $200,000,000
                                  Three-Year Credit Agreement, dated as
                                  of September 1, 1993, among The
                                  Detroit Edison Company, Renaissance
                                  Energy Company, the Banks party
                                  thereto and Barclays Bank, PLC, New
                                  York Branch, as agent.

                     99(n)- Master Trust Agreement, dated as of June 30, 1994, between the Company and Fidelity Management Trust Company relating to the Employes Savings Plans.


                    * Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.