Form 10-Q
period 1995-03-31
DETROIT EDISON CO
filed 1995-05-09
CIK 28385

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       __________________________________


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR QUARTER ENDED                                    COMMISSION FILE NUMBER
       MARCH 31, 1995                                             1-2198


                       __________________________________



                           THE DETROIT EDISON COMPANY
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                              38-0478650
  (State of incorporation)                                   (I.R.S. Employer
                                                            Identification No.)


 2000 SECOND AVENUE, DETROIT, MICHIGAN                             48226
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

                              YES   X     NO
                                  -----      ------

AT APRIL 30, 1995, 144,875,094 SHARES OF THE COMPANY'S $10 PAR VALUE COMMON STOCK WERE OUTSTANDING.

                               TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ----
Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Part I -   Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
           Item 1 -  Financial Statements (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . .  3
                     Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . .  8
                     Independent Accountants' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . 10
           Item 2 -  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . 11
Part II -  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
           Item 1 -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
           Item 5 -  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
           Item 6 -  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . 19
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

                                  DEFINITIONS

Annual Report . . . . . . . .   The Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K
Annual Report Notes . . . . .   Notes to Consolidated Financial Statements appearing on pages 37 through 48 of the
                                Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K
Company . . . . . . . . . . .   The Detroit Edison Company and subsidiary companies
Consumers . . . . . . . . . .   Consumers Power Company
FERC  . . . . . . . . . . . .   Federal Energy Regulatory Commission
kWh . . . . . . . . . . . . .   Kilowatthour
MPSC  . . . . . . . . . . . .   Michigan Public Service Commission
MW  . . . . . . . . . . . . .   Megawatts
Note(s) . . . . . . . . . . .   Note(s) to Consolidated Financial Statements (Unaudited) appearing herein
NRC . . . . . . . . . . . . .   Nuclear Regulatory Commission
PSCR  . . . . . . . . . . . .   Power Supply Cost Recovery
Registrant  . . . . . . . . .   The Detroit Edison Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)

                                                           Three Months Ended               Twelve Months Ended
                                                                March 31                          March 31
                                                     ---------------------------------------------------------------
                                                         1995             1994             1995              1994
                                                     ---------------------------------------------------------------
OPERATING REVENUES
  Electric - System                                   $ 863,048        $ 870,506      $ 3,440,893        $ 3,484,612
  Electric - Interconnection                              7,339           16,639           33,841             66,683
  Steam                                                   9,887           12,444           25,292             28,657
- --------------------------------------------------------------------------------------------------------------------
         Total Operating Revenues                     $ 880,274        $ 899,589      $ 3,500,026        $ 3,579,952
- --------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel                                              $ 169,660        $ 195,030      $   693,845        $   770,109
    Purchased power                                      35,112           43,806          108,253            107,398
    Other operation                                     137,373          140,341          618,098            616,691
  Maintenance                                            52,471           56,171          258,710            245,588
  Depreciation and amortization                         125,044          115,983          485,476            438,179
  Deferred Fermi 2 amortization                          (1,493)          (1,866)          (7,092)            (8,585)
  Amortization of deferred Fermi 2 depreciation
    and return                                           23,247           21,207           86,868             44,372
  Taxes other than income                                62,645           69,314          249,204            263,018
  Income taxes                                           82,051           70,284          282,425            291,648
- --------------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                     $ 686,110        $ 710,270      $ 2,775,787        $ 2,768,418
- --------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                      $ 194,164        $ 189,319      $   724,239        $   811,534
- --------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
  Allowance for other funds used
    during construction                               $     315        $     443      $     1,556        $     2,123
  Other income and (deductions) - net                   (13,335)          (3,073)         (35,387)           (24,407)
  Income taxes                                            4,998              925           12,337              8,309
  Accretion income                                        3,014            3,645           13,013             36,614
  Income taxes - disallowed plant costs and
    accretion income                                       (929)          (1,144)          (4,037)           (11,415)
- --------------------------------------------------------------------------------------------------------------------
         Net Other Income and Deductions              $  (5,937)       $     796      $   (12,518)       $    11,224
- --------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                        $ 188,227        $ 190,115      $   711,721        $   822,758
- --------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Long-term debt                                      $  68,424        $  69,945      $   272,242        $   304,877
  Amortization of debt discount, premium
    and expense                                           2,799            2,617           11,015             10,257
  Other                                                   3,901            4,993           10,077              9,416
  Allowance for borrowed funds used during
    construction (credit)                                  (387)            (310)          (2,142)            (1,361)
- --------------------------------------------------------------------------------------------------------------------
         Net Interest Charges                         $  74,737        $  77,245      $   291,192        $   323,189
- --------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $ 113,490        $ 112,870      $   420,529        $   499,569
PREFERRED STOCK DIVIDEND REQUIREMENTS                     7,407            7,412           29,634             30,104
- --------------------------------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK                             $ 106,083        $ 105,458      $   390,895        $   469,465
====================================================================================================================
COMMON SHARES OUTSTANDING - AVERAGE                 144,864,103      147,050,429      145,612,411        147,038,591
EARNINGS PER SHARE                                      $  0.73          $  0.72           $ 2.68             $ 3.19
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK            $ 0.515          $ 0.515           $ 2.06             $ 2.06

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)

                                                                               March 31              December 31
                                                                                 1995                   1994
                                                                          -----------------       -----------------
UTILITY PROPERTIES
  Plant in service
    Electric                                                              $    13,001,033         $   12,941,414
    Steam                                                                          70,426                 69,813
- -------------------------------------------------------------------------------------------------------------------
                                                                          $    13,071,459         $   13,011,227
      Less:  Accumulated depreciation and amortization                         (4,646,022)            (4,529,692)
- -------------------------------------------------------------------------------------------------------------------
                                                                          $     8,425,437         $    8,481,535
  Construction work in progress                                                   124,761                104,431
- -------------------------------------------------------------------------------------------------------------------
      Net utility properties                                              $     8,550,198         $    8,585,966
- -------------------------------------------------------------------------------------------------------------------
  Property under capital leases (less accumulated amortization
    of $96,055  and $94,678, respectively)                                $       132,626         $      134,542
  Nuclear fuel under capital lease (less accumulated amortization
    of $378,625 and $374,405, respectively)                                       186,982                193,411
- -------------------------------------------------------------------------------------------------------------------
      Net property under capital leases                                   $       319,608         $      327,953
- -------------------------------------------------------------------------------------------------------------------
         Total owned and leased properties                                $     8,869,806         $    8,913,919
- -------------------------------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS
  Non-utility property                                                    $        11,163         $       11,281
  Investments and special funds                                                    17,260                 18,722
  Nuclear decommissioning trust funds                                              88,463                 76,492
- -------------------------------------------------------------------------------------------------------------------
                                                                          $       116,886         $      106,495
- -------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments                                     $        16,589         $        8,122
  Customer accounts receivable and unbilled revenues (less allowance
    for uncollectible accounts of $29,000  and $30,000, respectively)             320,217                195,824
  Other accounts receivable                                                        28,930                 34,212
  Inventories (at average cost)
    Fuel                                                                          140,165                136,331
    Materials and supplies                                                        156,703                155,921
  Prepayments                                                                      75,978                 10,516
- -------------------------------------------------------------------------------------------------------------------
                                                                          $       738,582         $      540,926
- -------------------------------------------------------------------------------------------------------------------

DEFERRED DEBITS
  Unamortized debt expense                                                $        42,438         $       42,876
  Unamortized loss on reacquired debt                                             121,809                123,996
  Recoverable income taxes                                                        650,916                663,101
  Other postretirement benefits                                                    31,933                 36,562
  Fermi 2 phase-in plan                                                           367,517                390,764
  Fermi 2 deferred amortization                                                    53,752                 52,259
  Other                                                                           148,379                122,080
- -------------------------------------------------------------------------------------------------------------------
                                                                          $     1,416,744         $    1,431,638
- -------------------------------------------------------------------------------------------------------------------
         TOTAL                                                            $    11,142,018         $   10,992,978
===================================================================================================================

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)

                                                                                            March 31              December 31
                                                                                              1995                   1994
                                                                                       -----------------       -----------------
CAPITALIZATION
  Common stock - $10 par value, 400,000,000 shares authorized;
    144,865,754 and 144,863,447 shares outstanding, respectively
    (309,483 and 311,804 shares, respectively, reserved for conversion
    of preferred stock)                                                                $     1,448,658         $    1,448,635
  Premium on common stock                                                                      545,843                545,825
  Common stock expense                                                                         (47,462)               (47,461)
  Retained earnings used in the business                                                     1,410,558              1,379,081
- --------------------------------------------------------------------------------------------------------------------------------
         Total common shareholders' equity                                             $     3,357,597         $    3,326,080
  Cumulative preferred stock - $100 par value, 6,747,484 shares authorized; 3,905,057 and 3,905,470 shares outstanding,
    respectively (1,539,827 shares unissued)
      Redeemable solely at the option of the Company                                           380,243                380,283
  Long-term debt                                                                             3,825,311              3,825,296
- --------------------------------------------------------------------------------------------------------------------------------
         Total Capitalization                                                          $     7,563,151         $    7,531,659
- --------------------------------------------------------------------------------------------------------------------------------

OTHER NON-CURRENT LIABILITIES
  Obligations under capital leases                                                     $       124,094         $      126,076
  Other postretirement benefits                                                                 34,477                 37,143
  Other                                                                                         49,135                 48,707
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                       $       207,706         $      211,926
- --------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Short-term borrowings                                                                $       137,936         $       39,489
  Amounts due within one year
    Long-term debt                                                                             -                       19,214
    Obligations under capital leases                                                           195,514                201,877
  Accounts payable                                                                             139,105                147,020
  Property and general taxes                                                                    25,527                 31,608
  Income taxes                                                                                  57,284                  5,304
  Accumulated deferred income taxes                                                             36,395                 32,625
  Interest                                                                                      59,304                 60,214
  Dividends payable                                                                             82,013                 82,012
  Payrolls                                                                                      80,115                 71,958
  Fermi 2 refueling outage                                                                       5,067                  1,267
  Other                                                                                         83,943                 97,215
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                       $       902,203         $      789,803
- --------------------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS
  Accumulated deferred income taxes                                                    $     2,028,901         $    2,014,821
  Accumulated deferred investment tax credits                                                  342,620                346,379
  Other                                                                                         97,437                 98,390
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                       $     2,468,958         $    2,459,590
- --------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note  5)
- --------------------------------------------------------------------------------------------------------------------------------
         TOTAL                                                                         $    11,142,018         $   10,992,978
================================================================================================================================

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                            Three Months Ended           Twelve Months Ended
                                                                                 March 31                      March 31
                                                                      ----------------------------------------------------------
                                                                            1995         1994           1995           1994
                                                                      ----------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                          $   113,490     $ 112,870    $  420,529    $   499,569
  Adjustments to reconcile net income to net cash
    from operating activities:
      Accretion income                                                     (3,014)       (3,645)      (13,013)       (36,614)
      Depreciation and amortization                                       125,044       115,983       485,476        438,179
      Deferred Fermi 2 amortization and return - net                       21,754        19,341        79,776         35,787
      Deferred income taxes and investment tax credit - net                26,276        11,845       107,718         67,050
      Fermi 2 refueling outage - net                                        3,800         2,797       (18,504)        15,799
      Other                                                               (21,889)      (17,378)      (35,602)        24,736
      Changes in current assets and liabilities:
         Customer accounts receivable and unbilled revenues              (124,393)       32,841      (157,739)        21,984
         Other accounts receivable                                          5,282        (6,782)        4,471        (11,633)
         Inventories                                                       (4,876)       24,547       (31,197)        52,423
         Accounts payable                                                  (7,202)      (17,942)       (3,118)         7,798
         Taxes payable                                                     46,136        31,230        (3,125)        (7,264)
         Interest payable                                                    (910)       (3,637)       (3,447)       (24,667)
         Other                                                            (72,120)      (82,363)        8,054            956
- --------------------------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                                $   107,378     $ 219,707    $  840,279    $ 1,084,103
- --------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                                    $   (85,234)    $ (76,383)   $ (375,243)   $  (386,781)
  Purchase of leased equipment                                            -             (11,500)       -             (13,902)
  Nuclear decommissioning trust funds                                     (11,971)      (20,514)      (38,020)       (24,314)
  Non-utility investments                                                   1,461          (356)      (12,213)          (987)
  Changes in current assets and liabilities                                   853        (4,802)       10,697         11,516
  Other                                                                    (1,081)        1,588       (13,019)       (13,908)
- --------------------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                            $   (95,972)    $(111,967)   $ (427,798)   $  (428,376)
- --------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Sale of cumulative preferred stock                                  $   -           $   -        $   -         $    50,000
  Sale of general and refunding mortgage bonds                            -               -           200,000        835,000
  Funds received from Trustees:  Installment sales
    contracts and loan agreements                                         -               -            50,470         76,510
  Increase (decrease) in short-term borrowings                             98,447        (5,783)        5,515        132,421
  Redemption of long-term debt                                            (19,214)      (19,214)     (258,034)    (1,709,289)
  Redemption of preferred stock                                           -               -            -             (49,908)
  Premiums on reacquired long-term debt and preferred stock               -               -           (11,563)       (63,269)
  Purchase of common stock                                                -               -           (59,855)        -
  Dividends on common and preferred stock                                 (82,013)      (83,143)     (330,315)      (331,857)
  Other                                                                      (159)         (106)       (2,675)       (10,817)
- --------------------------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                            $    (2,939)    $(108,246)   $ (406,457)   $(1,071,209)
- --------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS                                                    $     8,467     $    (506)   $    6,024    $  (415,482)
CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF THE PERIOD                                                   8,122        11,071        10,565        426,047
- --------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
  OF THE PERIOD                                                       $    16,589     $  10,565    $   16,589    $    10,565
- --------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)                      $    69,793     $  77,483    $  281,685    $   334,884
  Income taxes paid                                                           240         2,257       181,155        229,913
  New capital lease obligations                                               327         4,377         2,741         39,141
================================================================================================================================

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)




                                                            Common Stock              Premium                      Retained
                                                     --------------------------         on           Common        Earnings
                                                                       $10 Par        Common          Stock       Used in the
                                                        Shares          Value          Stock         Expense       Business
                                                     ---------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                         144,863,447  $   1,448,635    $   545,825    $ (47,461)      $    1,379,081

  Issuance of common stock on conversion
    of convertible cumulative preferred
    stock, 5 1/2% series                                   2,307             23             18           (1)

  Net income                                                                                                             113,490

  Cash dividends declared

    Common stock - $0.515 per share                                                                                      (74,606)

    Cumulative preferred stock*                                                                                           (7,407)
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995                            144,865,754  $   1,448,658    $   545,843    $ (47,462)      $    1,410,558
=================================================================================================================================


*At established rate for each series.





    See accompanying Notes to Consolidated Financial Statements (Unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ANNUAL REPORT NOTES

      These consolidated financial statements (unaudited) should be read in conjunction with the Annual Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes.

      The preceding consolidated financial statements are unaudited, but, in the opinion of the Company, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 - FERMI 2

      As discussed in Note 2 of the Annual Report Notes, Fermi 2 was out of service in 1994. On December 25, 1993, the reactor automatically shut down following a turbine-generator failure. Major repairs have been completed. The unit has been synchronized to the grid and the power ascension and testing program is continuing. The Company expects that most repair costs related to returning the Fermi 2 turbine-generator to service will be covered by insurance. These costs are estimated to be in the $70 million to $80 million range. The Company has received partial insurance payments of $45 million for property damage. In addition, the Company has received insurance payments of $71.5 million for replacement power costs.

NOTE 3 - RATE MATTERS

      As discussed in Note 3 of the Annual Report Notes, Fermi 2 was out of service in 1994 and will operate at a reduced power output until the installation of major turbine components during the next refueling outage in 1996. As a result, the three-year rolling average capacity factor utilized in the Fermi 2 performance standard calculation will be unfavorably affected in 1994-1998. The plant's three-year rolling average capacity factor was 53.7% for 1994 utilizing a capacity of 1,093 MW for 1992 and 1993 and 1,139 MW for 1994. The average capacity factor for the top 50% of U.S. boiling water reactors for the 35-month period ending November 1994 was 78.3%. At March 31, 1995, the Company had accrued $34.7 million for the Fermi 2 capacity factor performance standard disallowances that are expected to be imposed during the period 1994-1998.

NOTE 4 - SALE OF ACCOUNTS RECEIVABLE AND UNBILLED REVENUES

      As discussed in Note 5 of the Annual Report Notes, the Company has an agreement providing for the sale, assignment and repurchase, from time to time, of an undivided ownership interest in up to $200 million of the Company's customer accounts receivable and unbilled revenues. At March 31, 1995, the Company had repurchased $150 million under this agreement.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

       As discussed in Note 12 of the Annual Report Notes, in 1986, the Michigan Attorney General and the Michigan Natural Resources Commission filed a state lawsuit against the Company and Consumers as co-owners of the Ludington Pumped Storage Plant ("Ludington") for claimed aquatic losses. The Company is a 49% co-owner of Ludington. On October 5, 1994, the Company and all other parties to the state action and a related FERC proceeding, except certain Indian tribes, reached a tentative settlement. On February 28, 1995, the Company and Consumers jointly submitted to FERC the Ludington Pumped Storage Project ("LPSP") Settlement Agreement -- FERC Offer of Settlement. On March 15, 1995, the Michigan Supreme Court remanded the case to the trial court. On March 17, 1995, the Circuit Court for Ingham County, Michigan (the trial court) entered an order adopting the settlement as final upon the receipt of regulatory approvals. This agreement would resolve all matters before FERC relating to fish mortality or angler access resulting from the operation of the LPSP during the present term of the license. The settlement remains contingent upon FERC and MPSC approval. FERC action is expected by the end of the summer.


                             ____________________

      This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 10) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-30809, 33-50325, 33-53207, 33-57095 and 33-64296),
Form S-8 (Registration No. 33-32449) and Form S-4 (Registration No. 33-57545) of DTE Holdings, Inc., filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Detroit Edison Company

      We have reviewed the accompanying consolidated balance sheet of The Detroit Edison Company and subsidiary companies as of March 31, 1995, the related consolidated statements of income and of cash flows for the three-month and twelve-month periods then ended and the consolidated statement of shareholders' equity for the three-month period then ended. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

      The interim financial statements as of March 31, 1994, and for the three-month and twelve-month periods then ended were reviewed by other accountants whose report dated May 10, 1994 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Detroit, Michigan
May 8, 1995

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This analysis for the three and twelve months ended March 31, 1995, as compared to the same periods in 1994, should be read in conjunction with the consolidated financial statements (unaudited), the accompanying Notes and the Annual Report Notes.

RESULTS OF OPERATIONS

      Total and per share earnings for common stock increased in the three-month period due to a 1.3 percent rise in electricity sales and lower operation and maintenance expenses (including lower fuel and purchased power expenses). However, operating revenues decreased due to lower PSCR clause revenues resulting from lower fuel and purchased power expenses. A reduction in interconnection sales, an additional reserve for estimated future Fermi 2 nuclear power plant performance and lower rates also contributed to the decrease.

      For the twelve-month period, total and per share earnings for common stock decreased due in part to a January 1994 order by the MPSC which reduced rates by $78 million annually and increased depreciation and operation expenses. In addition, accretion income decreased and amortization of the Fermi 2 nuclear power plant phase-in plan increased significantly. Also, since Fermi 2 was down for repair during 1994, the Company elected to upgrade various plant facilities, which increased maintenance expense, and also established a reserve for estimated performance disallowances in 1994-1998. The earnings drop was limited by higher system sales and lower interest expense on long-term debt.

      At March 31, 1995, the book value of the Company's common stock was $23.11 per share, an increase of $0.22 per share or 1.0% since December 31, 1994. Return on average total common shareholders' equity was 11.6% and 14.4% for the twelve months ended March 31, 1995 and 1994, respectively.

      The ratio of earnings to fixed charges was 3.17 and 3.25 for the twelve months ended March 31, 1995 and 1994, respectively. The ratio of earnings to fixed charges and preferred stock dividend requirements for the 1995 and 1994 twelve-month periods was 2.76 and 2.87, respectively.

OPERATING REVENUES

Total operating revenues increased (decreased) due to the following factors:

                                                                              Three              Twelve
                                                                              Months             Months
                                                                              ------             ------
                                                                                     (Millions)

      Rate changes
         MPSC rate reduction                                                   $  (5)           $ (70)
         PSCR Clause                                                             (14)             (35)
                                                                               -----            -----
                                                                                 (19)            (105)

      System sales volume and mix                                                 15               99
      Interconnection sales                                                       (9)             (33)
      Fermi 2 capacity factor performance standard reserve                        (5)             (36)
      Other - net                                                                 (1)              (5)
                                                                               -----            -----
             Total                                                             $ (19)           $ (80)
                                                                               =====            =====

RATE CHANGES

     The January 1994 MPSC rate order reduced the Company's rates by $78 million annually. In keeping with the MPSC's recognition of the need for industrial customers to be competitive, the January 1994 rate reduction was allocated among the various classes of customers approximately as follows:
Industrial - $43 million, Commercial - $24 million, Residential - $10 million and Governmental - $1 million.

kWh SALES

      kWh sales increased (decreased) as follows:

                                                                      Three                      Twelve
                                                                     Months                      Months
                                                                     ------                      ------

      Residential                                                       (1.1) %                      0.1 %
      Commercial                                                         0.8                         3.2
      Industrial                                                         4.1                         5.2
      Other (includes primarily sales for resale)                        1.8                       (10.8)
           Total System                                                  1.3                         2.4
      Interconnection                                                  (44.4)                      (54.9)
           Total                                                        (1.4)                       (2.2)

      The decrease in residential sales for the three-month period was primarily due to warmer weather in the first quarter of 1995 resulting in decreased heating-related sales. The increase in industrial sales reflects higher sales to automotive, steel and other industrial customers. The increased sales to other customers reflects increased load requirements of wholesale for resale customers.

      The increase in commercial sales for the twelve-month period was due primarily to improved economic conditions. Industrial sales increased due to higher sales to automotive customers as a result of strong demand for both autos and trucks and increased sales to steel and other industrial customers due to increased sales in the automotive market. The decreased sales to other customers reflects decreased load requirements of wholesale for resale customers.

      Interconnection sales decreased for the three-month period due to lower sales to Consumers. For the twelve-month period, interconnection sales decreased due to the reduced availability of energy for sale as a result of the Fermi 2 outage and also lower sales to Consumers.

OPERATING EXPENSES

FUEL AND PURCHASED POWER

Fuel and purchased power expenses increased (decreased) due to the following factors:

                                                                            Three                    Twelve
                                                                            Months                   Months
                                                                            ------                   ------
                                                                                      (Millions)

      Net system output                                                   $   (3)                   $ (17)
      Average unit cost                                                      (25)                      10
      Fermi 2 business interruption insurance proceeds                        (5)                     (71)
      Other                                                                   (1)                       3
                                                                          ------                    -----
      Total                                                               $  (34)                   $ (75)
                                                                          ======                    =====


Net system output and average unit costs were as follows:

                                                                Three Months              Twelve Months
                                                               ----------------         ------------------
                                                               1995        1994         1995          1994
                                                               ----        ----         ----          ----
                                                                  (Thousands of Megawatthours, "MWh")
      Power plant generation
           Fossil                                             10,331        10,788     42,012         40,879
           Nuclear                                               245          -           188          6,060
      Purchased power                                          1,564         1,493      6,669          2,959
                                                            --------       -------    -------        -------
      Net system output                                       12,140        12,281     48,869         49,898
                                                            ========       =======    =======        =======
      Average unit cost ($/MWh)                             $  15.79       $ 17.90    $ 16.41        $ 16.22
                                                            ========       =======    =======        =======


      Fuel and purchased power expenses decreased for the three-month period due to lower net system output, increased usage of lower-cost low sulfur western coal and the receipt of Fermi 2 business interruption insurance proceeds. For the twelve-month period, fuel and purchased power expenses decreased due to lower net system output and the receipt of Fermi 2 business interruption insurance proceeds, partially offset by increased average unit costs resulting from replacing lower-cost nuclear generation due to the Fermi 2 outage and meeting demand for energy with higher-cost generation and purchased power. Fermi 2 was out of service in 1994 as a result of a turbine-generator failure in December 1993.

OTHER OPERATION

Three Months

      Other operation expense decreased due to expenses recorded in the year-earlier period for lump sum payments to non-represented employees and lower injuries and damages, employee retirement plan and steam heating expenses. These decreases were partially offset by higher sales and other postretirement health care and life insurance benefits expenses and higher incentive award expenses related to a shareholder value improvement plan.

Twelve Months

      Other operation expense increased due to higher expenses related to other postretirement health care and life insurance benefits, nuclear plant and demand-side management and service quality claims expenses. These increases were partially offset by expenses recorded in the year-earlier period for the write-off of obsolete and excess stock material, a reserve for steam purchases under the agreement with the Greater Detroit Resource Recovery Authority and employee reorganization expenses and lower injuries and damages expense, lower incentive award expenses related to a shareholder value improvement plan and lower uncollectible and fossil plant expenses.

MAINTENANCE

Three Months

      Maintenance expense decreased due primarily to lower storm and nuclear plant expenses, partially offset by higher fossil plant expenses.

Twelve Months

      Maintenance expense increased due primarily to higher nuclear plant and storm expenses, partially offset by lower line clearance expenses.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased due to increased Fermi 2 decommissioning costs authorized by a January 1994 MPSC rate order and to increases in plant in service.

DEFERRED FERMI 2 AMORTIZATION

     Deferred Fermi 2 amortization, a non-cash item of income, was recorded beginning with the Company's purchase of the Wolverine Power Supply Cooperative, Inc.'s ownership interest in Fermi 2 in February 1990. The annual amount deferred decreases each year through 1999.

AMORTIZATION OF DEFERRED FERMI 2 DEPRECIATION AND RETURN

     Deferred Fermi 2 depreciation and return, non-cash items of income, were recorded beginning with the implementation of the Fermi 2 rate phase-in plan in January 1988. The annual amounts deferred decreased each year through 1992. Beginning in 1993 and continuing through 1998, these deferred amounts will be amortized to operating expense as the cash recovery is realized through revenues.

TAXES OTHER THAN INCOME TAXES

     Taxes other than income taxes decreased due to lower property taxes and payroll taxes, partially offset in the twelve-month period by higher Michigan Single Business Tax.

INCOME TAXES

Three Months

      Income taxes increased due to higher pretax income and a tax reduction recorded in the prior period related to the 1987-1988 Internal Revenue Service audit.

Twelve Months

      Income taxes decreased due to lower pretax income, partially offset by higher prior years' federal income tax accrual and higher taxes due to the increase in amortization of deferred Fermi 2 depreciation and return.

OTHER INCOME AND DEDUCTIONS

OTHER INCOME AND (DEDUCTIONS) - NET

Three Months

     Other deductions increased due to promotional practices expenses.

Twelve Months

     Other deductions increased due to promotional practices expenses, a contribution to the Detroit Edison Foundation and the write-off of premiums and expenses related to the $50 million portion of 1989 Series A General and Refunding Mortgage Bonds not refinanced, partially offset by the accrual for decommissioning expenses for Fermi 1 in the prior period.

ACCRETION INCOME

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

INTEREST CHARGES

LONG-TERM DEBT

     Interest expense on long-term debt decreased due to the early redemption and refinancing of securities when economic and the redemption of maturing securities.

LIQUIDITY AND CAPITAL RESOURCES

CASH GENERATION AND CASH REQUIREMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     Net cash from operating activities decreased due to changes in current assets and liabilities, primarily as a result of the repurchase of $150 million of customer accounts receivable and unbilled revenues under the agreement for the sale and repurchase of the Company's customer accounts receivable and unbilled revenues, and for the twelve-month period, lower net income.

     Net cash used for investing activities was lower in the 1995 three-month period due to the additional funding in the 1994 three-month period of the nuclear decommissioning trust fund for Fermi 1. Net cash used for investing activities was lower in the twelve-month period due to lower plant and equipment expenditures and purchases of leased equipment in the prior period, substantially offset by increased funding of nuclear decommissioning trust funds.

     Net cash used for financing activities decreased due to reduced activity in the Company's extensive debt refinancing program, partially offset in the twelve-month period by the one-time purchase of common stock from the trustee of the Detroit Edison Savings & Investment Plans as a result of a plan change.

ADDITIONAL INFORMATION

     The Company's 1995 cash requirements for its capital expenditure program are estimated at $394 million, of which $85 million had been expended as of March 31, 1995.

     The Company's internal cash generation in 1995 is expected to be sufficient to meet cash requirements for capital expenditures as well as scheduled redemption requirements.

     The Company had short-term credit arrangements of approximately $405 million at March 31, 1995, under which $138 million of borrowings were outstanding.

CAPITALIZATION

     The Company's capital structure as of March 31, 1995 was 44.4% common shareholders' equity, 5.0% preferred stock and 50.6% long-term debt as compared to 44.2%, 5.0% and 50.8%, respectively, at December 31, 1994.

COMPETITION

     On December 5, 1994, the Company's Board of Directors approved the formation of a holding company. The Company's shareholders approved this organizational structure at the Company's April 24, 1995 Annual Meeting of Common Shareholders. This organizational structure is subject to additional regulatory approvals.

      On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking seeking comment on several proposals for encouraging more competitive electric power markets. The proposals address several fundamental issues facing the electric power industry including transmission open access, stranded costs, jurisdiction over transmission in interstate commerce including retail wheeling and over local distribution, real-time information networks and implementation of open access. The Company is currently studying these proposals and is unable to predict the ultimate impact of these proposals on its operations.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.  SEE NOTE 5.

ITEM 5 - OTHER INFORMATION.

      As discussed in Part I, Items 1 and 2 - Business and Properties, "Fuel Costs and Supply - Nuclear" of the Annual Report, the Company has a contract with the United States Department of Energy ("DOE") for the future storage and disposal of spent nuclear fuel from Fermi 2. The DOE has stated that it will be unable to store spent nuclear fuel at a permanent repository until after 2010. Currently the Company estimates that existing temporary storage capacity at Fermi 2 will be sufficient until the year 2000 or until 2018 with the expansion of such storage capacity.

      As discussed in Part I, Items 1 and 2 - Business and Properties," Regulation and Rates - Michigan Public Service Commission" of the Annual Report, in 1994 the MPSC issued an order approving a settlement agreement resolving the issues concerning the reconciliation of the Company's 1993 PSCR plan. On March 30, 1995, the Company submitted its 1994 PSCR reconciliation filing with the MPSC. The application states that expenses exceeded revenues by $49.9 million. However, after calculation of the Fermi 2 performance standard disallowance pursuant to the methodology approved by the MPSC in a January 25, 1995 settlement agreement, the Company experienced a net over-recovery of approximately $5 million. The Company seeks MPSC approval to refund this amount to its customers. A prehearing conference in this matter is scheduled in May 1995.

      As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Federal Energy Regulatory Commission" of the Annual Report, on February 14, 1995, the Company filed an Application with FERC seeking authority to establish a holding company. On April 21, 1995, the Company received FERC approval.

      On March 27, 1995, the Company requested that the NRC consent to the transfer of control of its NRC licenses as part of the formation of the holding company. The Company anticipates that the NRC will issue such consent in a timely manner.

      As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Nuclear Regulatory Commission" of the Annual Report, on May 18, 1994, the NRC issued the fourteenth Systematic Assessment of Licensee Performance ("SALP") report on Fermi 2 operations. The next SALP period is expected to end approximately six months after the current Fermi 2 testing and power ascension program is completed.

      As discussed in Part I, Items 1 and 2 - Business and Properties, "Environmental Matters - Water" of the Annual Report, National Pollutant Discharge Elimination System ("NPDES") permits for the Company's power plants are issued by the Michigan Department of Natural Resources pursuant to delegation by the Environmental Protection Agency ("EPA") under the federal Clean Water Act. On March 13, 1995, the EPA issued its final rule promulgating the Water Quality Guidance for the Great Lakes. This rule establishes water quality criteria for the Great Lakes region for toxic pollutants. Each Great Lakes state, including Michigan, must revise its water quality standards within two years to make them consistent with the federal rule. Such new rules would be used to determine wastewater discharge limitations in the Company's NPDES permits. Until Michigan adopts new water quality standards, it is impossible to determine what the impact on the Company will be.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      (i)    Exhibits filed herewith.

             Exhibit
             Number
             -------

             11-22  -   Primary and Fully Diluted Earnings Per Share of Common Stock.

             15-58  -   Awareness Letter of Deloitte & Touche LLP regarding their report dated May 8, 1995.

             27-3   -   Financial Data Schedule for the period ended March 31, 1995.

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

                     September 1, 1947             Exhibit B-20 to Registration No. 2-7136
                     October 1, 1968               Exhibit 2-B-33 to Registration No. 2-30096
                     November 15, 1971             Exhibit 2-B-38 to Registration No. 2-42160
                     January 15, 1973              Exhibit 2-B-39 to Registration No. 2-46595
                     June 1, 1978                  Exhibit 2-B-51 to Registration No. 2-61643
                     June 30, 1982                 Exhibit 4-30 to Registration No. 2-78941
                     August 15, 1982               Exhibit 4-32 to Registration No. 2-79674
                     October 15, 1985              Exhibit 4-170 to Form 10-K for year ended December 31, 1994
                     November 30, 1987             Exhibit 4-139 to Form 10-K for year ended December 31, 1992
                     July 15, 1989                 Exhibit 4-171 to Form 10-K for year ended December 31, 1994
                     December 1, 1989              Exhibit 4-172 to Form 10-K for year ended December 31, 1994
                     February 15, 1990             Exhibit 4-173 to Form 10-K for year ended December 31, 1994
                     November 1, 1990              Exhibit 4-110 to Form 10-K for year ended December 31, 1990
                     April 1, 1991                 Exhibit 4-111 to Form 10-Q for quarter ended March 31, 1991
                     May 1, 1991                   Exhibit 4-112 to Form 10-Q for quarter ended June 30, 1991
                     May 15, 1991                  Exhibit 4-113 to Form 10-Q for quarter ended June 30, 1991
                     September 1, 1991             Exhibit 4-116 to Form 10-Q for quarter ended September 30, 1991
                     November 1, 1991              Exhibit 4-119 to Form 10-K for year ended December 31, 1991
                     January 15, 1992              Exhibit 4-120 to Form 10-K for year ended December 31, 1991
                     February 29, 1992             Exhibit 4-121 to Form 10-Q for quarter ended March 31, 1992
                     April 15, 1992                Exhibit 4-122 to Form 10-Q for quarter ended June 30, 1992
                     July 15, 1992                 Exhibit 4-123 to Form 10-Q for quarter ended September 30, 1992
                     July 31, 1992                 Exhibit 4-124 to Form 10-Q for quarter ended September 30, 1992
                     November 30, 1992             Exhibit 4-130 to Registration No. 33-56496


      Exhibit
      Number
      ------

                     January 1, 1993               Exhibit 4-131 to Registration No. 33-56496
                     March 1, 1993                 Exhibit 4-141 to Form 10-Q for quarter ended March 31, 1993
                     March 15, 1993                Exhibit 4-142 to Form 10-Q for quarter ended March 31, 1993
                     April 1, 1993                 Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993
                     April 26, 1993                Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993
                     May 31, 1993                  Exhibit 4-148 to Registration No. 33-64296
                     June 30, 1993                 Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)
                     June 30, 1993                 Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)
                     September 15, 1993            Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993
                     March 1, 1994                 Exhibit 4-163 to Registration No. 33-53207
                     June 15, 1994                 Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994
                     August 15, 1994               Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994
                     December 1, 1994              Exhibit 4-169 to Form 10-K for year ended December 31, 1994

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


      Exhibit
      Number
      ------

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

      99(a)        - Belle River Participation Agreement between the Company and Michigan Public Power Agency, dated as of
                     December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

      99(b)        - Belle River Transmission Ownership and Operating Agreement between the Company and Michigan Public Power
                     Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501.)

      99(c)        - 1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company
                     (an unaffiliated company) ("Renaissance") and the Company (Exhibit 99-6 to Registration No. 33-50325).

      99(d)        - First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between the
                     Company and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

      99(e)        - Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between the
                     Company and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

      99(f)        - Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase
                     Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company
                     (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).

      99(g)        - $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among the Company, Renaissance and
                     Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).


      Exhibit
      Number
      ------

           99(h)   - First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1,
                     1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank,
                     PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

           99(i)   - $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among the Company, Renaissance and
                     Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

           99(j)   - 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between the Company and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

           99(k)   - First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1,
                     1990, between the Company and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

           99(l)   - Second Amendment, dated as of September 1, 1993, to 1988 Amended and Restated Nuclear Fuel Heat Purchase
                     Contract between the Company and Renaissance (Exhibit 99-11 to Registration No. 33-50325).

           99(m)   - First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of
                     September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and
                     Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30,
                     1994).


      (b)  Reports on Form 8-K

           During the first quarter of 1995, Registrant filed two reports on Form 8-K: (i) In a report dated January 27, 1995, Registrant disclosed that, subject to ratification of its Common Shareholders, Deloitte & Touche LLP had been appointed as the Company's Independent Accountants for 1995; and (ii) in a report dated March 1, 1995, Registrant released its audited consolidated financial statements for 1994.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     THE DETROIT EDISON COMPANY
                               --------------------------------------
                                            (Registrant)





Date      May 8, 1995                    /s/ SUSAN M. BEALE
        ---------------        --------------------------------------
                                            Susan M. Beale
                               Vice President and Corporate Secretary





Date      May 8, 1995                  /s/ RONALD W. GRESENS
        ---------------        --------------------------------------
                                          Ronald W. Gresens
                                   Vice President and Controller

                           THE DETROIT EDISON COMPANY
                     QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1995

                                 EXHIBIT INDEX

                                                                 FILE NO. 1-2198

                                                                        Page No.


(i)  Exhibits filed herewith.

     Exhibit
     Number
     -------

     11 - 22 Primary and Fully Diluted Earnings Per Share of Common Stock.

     15 - 58 Awareness Letter of Deloitte & Touche LLP regarding their report dated May 8, 1995.

     27 -  3 Financial Data Schedule for the period ended
             March 31, 1995.



                                                                   See Page Nos.
                                                                   _____ through
                                                                   _____ for
                                                                   location
                                                                   of Exhibits
                                                                   Incorporated
                                                                   by Reference
                                                                   ------------

(ii) Exhibits incorporated hereby by reference.

     4 (a) - Restated Articles of Incorporation of the Company, as filed December 10, 1991 with the State of Michigan.

     4 (b) - Certificate containing resolution of the Board of Directors establishing the Cumulative Preferred
             Stock, 7.75% Series, as filed February 22, 1993 with the State of Michigan.

     4 (c) - Certificate containing resolution of the Board of Directors establishing the Cumulative Preferred
             Stock, 7.74% Series, as filed April 21, 1993 with the State of Michigan.

     4 (d) - By-Laws of the Company as amended November 25, 1991.

     4 (e) - Mortgage and Deed of Trust, dated as of October 1,
             1924, between the Company and Bankers Trust Company as Trustee and indentures supplemental thereto, dated as of dates indicated below:


                                   September 1, 1947
                                   October 1, 1968
                                   November 15, 1971
                                   January 15, 1973
                                   June 1, 1978
                                   June 30, 1982
                                   August 15, 1982
                                   October 15, 1985
                                   November 30, 1987
                                   July 15, 1989
                                   December 1, 1989
                                   February 15, 1990
                                   November 1, 1990
                                   April 1, 1991
                                   May 1, 1991
                                   May 15, 1991
                                   September 1, 1991
                                   November 1, 1991
                                   January 15, 1992
                                   February 29, 1992
                                   April 15, 1992
                                   July 15, 1992
                                   July 31, 1992
                                   November 30, 1992
                                   January 1, 1993
                                   March 1, 1993
                                   March 15, 1993
                                   April 1, 1993
                                   April 26, 1993
                                   May 31, 1993
                                   June 30, 1993
                                     (1993 Series AP)
                                   June 30, 1993
                                     (1993 Series H)
                                   September 15, 1993
                                   March 1, 1994
                                   June 15, 1994
                                   August 15, 1994
                                   December 1, 1994

     4 (f) - Collateral Trust Indenture (Notes), dated as of
             June 30, 1993.

     4 (g) - First Supplemental Note Indenture, dated as of
             June 30, 1993.

     4 (h) - Second Supplemental Note Indenture, dated as of
             September 15, 1993.

     4 (i) - Third Supplemental Note Indenture, dated as of
             August 15, 1994.

     4 (j) - Amended and Restated Standby Note Purchase Credit
             Facility dated as of April 26, 1994, among The Detroit Edison Company, The Bank of New York, The Toronto-Dominion Bank, acting through its Houston Agency, Toronto-Dominion (Texas), Inc., as Administrative Agent and Citicorp Securities, Inc., as Remarketing Agent.

     4 (k) - Standby Note Purchase Credit Facility, dated as of
             August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents.

     99(a) - Belle River Participation Agreement between the Company and Michigan Public Power Agency, dated as of December 1, 1982.

     99(b) - Belle River Transmission Ownership and Operating
             Agreement between the Company and Michigan Public Power Agency, dated as of December 1, 1982.

     99(c) - 1988 Amended and Restated Loan Agreement, dated as of
             October 4, 1988, between Renaissance Energy Company (an unaffiliated company) ("Renaissance") and the Company.

     99(d) - First Amendment to 1988 Amended and Restated Loan
             Agreement, dated as of February 1, 1990, between the Company and Renaissance.

     99(e) - Second Amendment to 1988 Amended and Restated Loan
             Agreement, dated as of September 1, 1993, between the Company and Renaissance.

     99(f) - Third Amendment, dated as of August 31, 1994, to
             1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company.

     99(g) - $200,000,000 364-Day Credit Agreement, dated as of
             September 1, 1993, among the Company, Renaissance and Barclays Bank PLC, New York Branch, as Agent.

     99(h) - First Amendment, dated as of August 31, 1994, to
             $200,000,000 364-Day Credit Agreement, dated
             September 1, 1993, among The Detroit Edison Company,
             Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

     99(i) - $200,000,000 Three-Year Credit Agreement, dated
             September 1, 1993, among the Company, Renaissance and Barclays Bank PLC, New York Branch, as Agent.

     99(j) - 1988 Amended and Restated Nuclear Fuel Heat Purchase
             Contract, dated October 4, 1988, between the Company and Renaissance.

     99(k) - First Amendment to 1988 Amended and Restated Nuclear
             Fuel Heat Purchase Contract, dated as of
             February 1, 1990, between the Company and Renaissance.

     99(l) - Second Amendment, dated as of September 1, 1993, to
             1988 Amended and Restated Nuclear Fuel Heat Purchase
             Contract between the Company and Renaissance.

     99(m) - First Amendment, dated as of September 1, 1994, to
             $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.