Form 10-Q
period 1995-06-30
DETROIT EDISON CO
filed 1995-08-08
CIK 28385

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                              ------------------


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



           FOR QUARTER ENDED                          COMMISSION FILE NUMBER
            JUNE 30, 1995                                     1-2198



                              ------------------



                          THE DETROIT EDISON COMPANY
            (Exact name of registrant as specified in its charter)

               MICHIGAN                                      38-0478650

       (State of incorporation)                           (I.R.S. Employer
                                                         Identification No.)



  2000 SECOND AVENUE, DETROIT, MICHIGAN                        48226

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


AT JULY 31, 1995, 144,883,349 SHARES OF THE COMPANY'S $10 PAR VALUE COMMON STOCK WERE OUTSTANDING.




================================================================================

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                          ----
Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Part I -   Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
           Item 1 -  Financial Statements (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . .    3
                     Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . .    8
                     Independent Accountants' Report  . . . . . . . . . . . . . . . . . . . . . . . . .   11
           Item 2 -  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
           Item 1 -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
           Item 4 -  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .   20
           Item 5 -  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
           Item 6 -  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . .   23
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29


                                  DEFINITIONS


ABATE . . . . . . . . . . . .   Association of Businesses Advocating Tariff Equity
Annual Report . . . . . . . .   The Company's 1994 Annual Report to the  Securities and
                                Exchange Commission on Form 10-K
Annual Report Notes . . . . .   Notes to Consolidated Financial Statements appearing on
                                pages 37 through 48 of the Company's 1994 Annual Report
                                to the Securities and Exchange Commission on Form 10-K
Company . . . . . . . . . . .   The Detroit Edison Company and subsidiary companies
Consumers . . . . . . . . . .   Consumers Power Company
FERC  . . . . . . . . . . . .   Federal Energy Regulatory Commission
kWh . . . . . . . . . . . . .   Kilowatthour
MPSC  . . . . . . . . . . . .   Michigan Public Service Commission
MW  . . . . . . . . . . . . .   Megawatts
Note(s) . . . . . . . . . . .   Note(s) to Consolidated Financial Statements (Unaudited)
                                  appearing herein
NRC . . . . . . . . . . . . .   Nuclear Regulatory Commission
PSCR  . . . . . . . . . . . .   Power Supply Cost Recovery
Quarterly Report  . . . . . .   The Company's Quarterly Report to the Securities
                                and Exchange Commission on Form 10-Q for quarter ended
                                March 31, 1995
Quarterly Report Notes  . . .   Notes to Consolidated Financial Statements (Unaudited)
                                  appearing in the Company's Quarterly Report to the
                                  Securities and Exchange Commission on Form 10-Q for
                                  quarter ended March 31, 1995
Registrant  . . . . . . . . .   The Detroit Edison Company


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)

                                             Three Months Ended          Six Months Ended          Twelve Months Ended
                                                  June 30                     June 30                  June 30
                                            1995        1994           1995           1994          1995           1994
                                        --------------------------------------------------------------------------------
OPERATING REVENUES
  Electric - System                      $ 838,913   $  853,906   $ 1,701,961  $  1,724,412   $ 3,425,899   $ 3,522,913
  Electric - Interconnection                12,300       13,682        19,639        30,321        32,459        65,440
  Steam                                      4,742        5,102        14,629        17,546        24,933        29,120
-----------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues            $ 855,955   $  872,690   $ 1,736,229  $  1,772,279   $ 3,483,291   $ 3,617,473
-----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
   Fuel                                  $ 175,532   $  175,630   $   345,192  $    370,660   $   693,747   $   763,539
   Purchased power                          32,747       47,068        67,859        90,874        93,931       135,510
   Other operation                         148,998      147,506       286,371       287,847       619,590       626,423
  Maintenance                               59,903       66,634       112,374       122,805       251,979       240,915
  Depreciation and amortization            124,630      120,064       249,674       236,047       490,042       449,663
  Deferred Fermi 2 amortization             (1,493)      (1,867)       (2,986)       (3,733)       (6,718)       (8,212)
  Amortization of deferred Fermi 2
   depreciation and return                  23,247       21,207        46,494        42,414        88,908        57,857
  Taxes other than income                   61,459       71,240       124,104       140,554       239,424       269,106
  Income taxes                              65,218       63,376       147,269       133,660       284,266       295,804
-----------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses            $ 690,241   $  710,858   $ 1,376,351  $  1,421,128   $ 2,755,169   $ 2,830,605
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                         $ 165,714   $  161,832   $   359,878  $    351,151   $   728,122   $   786,868
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
  Allowance for other funds used
   during construction                   $     268   $      550   $       583  $        993   $     1,274    $    2,280
  Other income and (deductions) - net       (4,941)      (2,538)      (18,276)       (5,611)      (37,695)      (24,282)
  Income taxes                               1,172        1,000         6,170         1,925        12,413         8,440
  Accretion income                           2,845        3,491         5,859         7,136        12,367        29,044
  Income taxes - disallowed plant
    costs and accretion income                (868)      (1,091)       (1,797)       (2,235)       (3,814)       (8,737)
-----------------------------------------------------------------------------------------------------------------------
     Net Other Income and Deductions     $  (1,524)  $    1,412   $    (7,461)  $     2,208   $   (15,455)    $   6,745
-----------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Long-term debt                         $  68,096   $   69,659   $   136,520  $    139,604   $   270,679    $  287,667
  Amortization of debt discount,
   premium and expense                       2,779        2,620         5,578         5,237        11,174        10,463
  Other                                      2,313        4,230         6,214         9,223         8,161        12,801
  Allowance for borrowed funds used
   during construction (credit)               (554)        (548)         (941)         (858)       (2,148)       (1,507)
-----------------------------------------------------------------------------------------------------------------------
     Net Interest Charges                $  72,634   $   75,961   $   147,371  $    153,206   $   287,866    $  309,424
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                               $  91,556   $   87,283   $   205,046  $    200,153   $   424,801    $  484,189
PREFERRED STOCK DIVIDEND REQUIREMENTS        7,404        7,411        14,811        14,823        29,627        29,651
-----------------------------------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK                $  84,152   $   79,872   $   190,235  $    185,330   $   395,174    $  454,538
=======================================================================================================================
COMMON SHARES OUTSTANDING -
  AVERAGE                              144,875,672  147,054,370   144,869,919   147,052,410   145,069,229   147,045,359
EARNINGS PER SHARE                       $    0.58       $ 0.54        $ 1.31       $  1.26       $  2.72       $  3.09
DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                        $   0.515       $0.515        $ 1.03       $  1.03       $  2.06       $  2.06

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)

                                                                         June 30               December 31
                                                                           1995                   1994
                                                                         -------               -----------
UTILITY PROPERTIES
  Plant in service
    Electric                                                            $  13,079,251         $ 12,941,414
    Steam                                                                      70,654               69,813
                                                                        -------------         ------------
                                                                        $  13,149,905         $ 13,011,227
      Less:  Accumulated depreciation and amortization                     (4,756,464)          (4,529,692)
                                                                        -------------         ------------
                                                                        $   8,393,441         $  8,481,535
  Construction work in progress                                               129,271              104,431
                                                                        -------------         ------------
      Net utility properties                                            $   8,522,712         $  8,585,966
                                                                        -------------         ------------
  Property under capital leases (less accumulated amortization
    of $97,037 and $94,678, respectively)                               $     129,581         $    134,542
  Nuclear fuel under capital lease (less accumulated amortization
    of $390,685 and $374,405, respectively)                                   175,022              193,411
                                                                        -------------         ------------
      Net property under capital leases                                 $     304,603         $    327,953
                                                                        -------------         ------------
         Total owned and leased properties                              $   8,827,315         $  8,913,919
                                                                        -------------         ------------

OTHER PROPERTY AND INVESTMENTS
  Non-utility property                                                  $      11,181         $     11,281
  Investments and special funds                                                23,225               18,722
  Nuclear decommissioning trust funds                                          99,784               76,492
                                                                        -------------         ------------
                                                                        $     134,190         $    106,495
                                                                        -------------         ------------

CURRENT ASSETS
  Cash and temporary cash investments                                   $      12,685         $      8,122
  Customer accounts receivable and unbilled revenues (less allowance
    for uncollectible accounts of $28,000  and $30,000, respectively)         388,303              195,824
  Other accounts receivable                                                    37,686               34,212
  Inventories (at average cost)
    Fuel                                                                      161,309              136,331
    Materials and supplies                                                    159,390              155,921
  Prepayments                                                                  35,720               10,516
                                                                        -------------         ------------
                                                                        $     795,093         $    540,926
                                                                        -------------         ------------

DEFERRED DEBITS
  Unamortized debt expense                                              $      42,167         $     42,876
  Unamortized loss on reacquired debt                                         119,621              123,996
  Recoverable income taxes                                                    638,731              663,101
  Other postretirement benefits                                                29,029               36,562
  Fermi 2 phase-in plan                                                       344,270              390,764
  Fermi 2 deferred amortization                                                55,245               52,259
  Other                                                                       138,758              122,080
                                                                        -------------         ------------
                                                                        $   1,367,821         $  1,431,638
                                                                        -------------         ------------
         TOTAL                                                          $  11,124,419         $ 10,992,978
                                                                        =============         ============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)

                                                                                            June 30               December 31
                                                                                              1995                   1994
                                                                                       ---------------         ----------------
CAPITALIZATION
  Common stock - $10 par value, 400,000,000 shares authorized;
    144,882,760 and 144,863,447 shares outstanding, respectively
    (292,423 and 311,804 shares, respectively, reserved for conversion
    of preferred stock)                                                                $     1,448,828         $    1,448,635
  Premium on common stock                                                                      545,975                545,825
  Common stock expense                                                                         (47,468)               (47,461)
  Retained earnings used in the business                                                     1,420,095              1,379,081
                                                                                       ---------------         --------------
         Total common shareholders' equity                                             $     3,367,430         $    3,326,080
  Cumulative preferred stock - $100 par value, 6,747,484 shares authorized; 3,902,022 and 3,905,470 shares outstanding,
    respectively (1,539,827 shares unissued)
      Redeemable solely at the option of the Company                                           379,946                380,283
  Long-term debt                                                                             3,806,112              3,825,296
                                                                                       ---------------         --------------
         Total Capitalization                                                          $     7,553,488         $    7,531,659
                                                                                       ---------------         --------------
OTHER NON-CURRENT LIABILITIES
  Obligations under capital leases                                                     $       120,838         $      126,076
  Other postretirement benefits                                                                 33,536                 37,143
  Other                                                                                         54,252                 48,707
                                                                                       ---------------         --------------
                                                                                       $       208,626         $      211,926
                                                                                       ---------------         --------------
CURRENT LIABILITIES
  Short-term borrowings                                                                $       141,877         $       39,489
  Amounts due within one year
    Long-term debt                                                                              19,214                 19,214
    Obligations under capital leases                                                           183,765                201,877
  Accounts payable                                                                             139,562                147,020
  Property and general taxes                                                                    15,772                 31,608
  Income taxes                                                                                  33,712                  5,304
  Accumulated deferred income taxes                                                             30,742                 32,625
  Interest                                                                                      59,100                 60,214
  Dividends payable                                                                             82,017                 82,012
  Payrolls                                                                                      72,969                 71,958
  Fermi 2 refueling outage                                                                       8,022                  1,267
  Other                                                                                         97,671                 97,215
                                                                                       ---------------         --------------
                                                                                       $       884,423         $      789,803
                                                                                       ---------------         --------------
DEFERRED CREDITS
  Accumulated deferred income taxes                                                    $     2,039,935         $    2,014,821
  Accumulated deferred investment tax credits                                                  338,860                346,379
  Other                                                                                         99,087                 98,390
                                                                                       ---------------         --------------
                                                                                       $     2,477,882         $    2,459,590
                                                                                       ---------------         --------------
COMMITMENTS AND CONTINGENCIES (Note 5)
         TOTAL                                                                         $    11,124,419         $   10,992,978
                                                                                       ===============         ==============



        See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                 Three Months Ended       Six Months Ended         Twelve Months Ended
                                                     June 30                  June 30                     June 30
                                             -----------------------------------------------------------------------------
                                                1995       1994           1995        1994          1995          1994
                                             ---------   --------    ----------   ---------   ----------      ------------
OPERATING ACTIVITIES
  Net Income                                 $  91,556   $  87,283   $  205,046   $  200,153     $  424,801    $   484,189
  Adjustments to reconcile net income
   to net cash from operating activities:
    Accretion income                            (2,845)     (3,491)      (5,859)      (7,136)       (12,367)       (29,044)
    Depreciation and amortization              124,630     120,064      249,674      236,047        490,042        449,663
    Deferred Fermi 2 amortization,
     depreciation and return - net              21,754      19,340       43,508       38,681         82,190         49,645
    Deferred income taxes and investment
     tax credit - net                           13,807      38,230       40,083       50,075         83,295         83,147
    Fermi 2 refueling outage - net               2,955     (15,937)       6,755      (13,140)           388         (4,992)
    Premiums on reacquired long-term debt
     and preferred stock                             -        (213)           -         (213)       (11,350)       (33,962)
    Other                                       21,111     (12,009)        (778)     (29,387)        (2,481)        11,148
    Changes in current assets and
     liabilities:
    Customer accounts receivable and
     unbilled revenues                         (68,086)    (29,035)    (192,479)       3,806       (196,790)       (16,354)
    Other accounts receivable                   (8,756)      4,431       (3,474)      (2,351)        (8,716)         1,933
    Inventories                                (22,788)    (17,998)     (27,664)       6,549        (35,987)        27,699
    Accounts payable                             2,059       9,016       (5,143)      (8,926)       (10,075)        22,238
    Taxes payable                              (32,882)    (37,247)      13,254       (6,017)         1,240         12,728
    Interest payable                              (204)      5,476       (1,114)       1,839         (9,127)       (13,887)
    Other                                       48,191      53,000      (23,929)     (29,363)         3,245         (6,702)
                                             ---------   ---------   ----------   ----------     ----------    -----------
   Net cash from operating activities          190,502     220,910      297,880      440,617        798,308      1,037,449
                                             ---------   ---------   ----------   ----------     ----------    -----------
INVESTING ACTIVITIES
  Plant and equipment expenditures             (94,744)    (94,792)    (179,978)    (171,175)      (375,195)      (394,479)
  Purchase of leased equipment                       -           -            -      (11,500)             -        (13,902)
  Nuclear decommissioning trust funds          (11,321)     (8,122)     (23,292)     (28,636)       (41,219)       (31,270)
  Non-utility investments                       (2,013)       (842)        (552)      (1,198)       (13,384)          (157)
  Changes in current assets and liabilities     (4,441)      2,312       (3,588)      (2,490)         3,944         17,324
  Other                                         (3,511)      8,207       (4,592)       9,795        (24,737)        (1,363)
                                             ---------   ---------   ----------   ----------     ----------    -----------
    Net cash used for investing activities    (116,030)    (93,237)    (212,002)    (205,204)      (450,591)      (423,847)
                                             ---------   ---------   ----------   ----------     ----------    -----------
FINANCING ACTIVITIES
  Sale of general and refunding mortgage
   bonds                                             -           -            -            -        200,000        210,000
  Funds received from Trustees:
   Installment sales contracts and
   loan agreements                                   -       7,535            -        7,535         42,935         78,360
  Increase (decrease) in short-term
   borrowings                                    3,941     (40,485)     102,388      (46,268)        49,941         91,936
  Redemption of long-term debt                       -      (7,535)     (19,214)     (26,749)      (250,499)      (689,289)
  Purchase of common stock                           -           -            -            -        (59,855)             -
  Dividends on common and preferred stock      (82,013)    (83,145)    (164,026)    (166,288)      (329,183)      (332,438)
  0ther                                           (304)       (427)        (463)        (533)        (2,552)        (4,767)
                                             ---------   ---------   ----------   ----------     ----------    -----------
   Net cash used for financing activities      (78,376)   (124,057)     (81,315)    (232,303)      (349,213)      (646,198)
                                             ---------   ---------   ----------   ----------     ----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS                    (3,904)      3,616        4,563        3,110         (1,496)       (32,596)
CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF THE PERIOD                       16,589      10,565        8,122       11,071         14,181         46,777
                                             ---------   ---------   ----------   ----------     ----------    -----------
CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF THE PERIOD                          $  12,685   $  14,181   $   12,685   $   14,181     $   12,685    $    14,181
                                             =========   =========   ==========   ==========     ==========    ===========
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest
   capitalized)                              $  69,907   $  67,301   $  139,699   $  144,784     $  284,290    $   309,715
  Income taxes paid                             76,240      66,948       76,480       69,205        190,447        203,470
  New capital lease obligations                    100       1,525          427        5,902          1,316         39,877
                                             =========   =========   ==========   ==========     ==========    ===========

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)





                                                       Common Stock                Premium                     Retained
                                                ----------------------------          on        Common         Earnings
                                                                    $10 Par         Common       Stock       Used in the
                                                    Shares           Value          Stock       Expense        Business
                                                ----------          --------      --------      -------      -----------
BALANCE AT DECEMBER 31, 1994                     144,863,447      $1,448,635       $545,825    $(47,461)     $1,379,081

  Issuance of common stock on conversion
    of convertible cumulative preferred
    stock, 5 1/2% series                              19,313             193            150          (7)
  Net income                                                                                                    205,046
  Cash dividends declared
    Common stock - $1.03 per share                                                                             (149,221)
    Cumulative preferred stock*                                                                                 (14,811)
                                                 -----------      ----------       --------    --------      ----------
BALANCE AT JUNE 30, 1995                         144,882,760      $1,448,828       $545,975    $(47,468)     $1,420,095
                                                 ===========      ==========       ========    ========      ==========

*At established rate for each series.





   See accompanying Notes to Consolidated Financial Statements (Unaudited).

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ANNUAL REPORT NOTES

      These consolidated financial statements (unaudited) should be read in conjunction with the Quarterly Report Notes and the Annual Report Notes. The Notes contained herein update and supplement matters discussed in the Quarterly Report Notes and the Annual Report Notes.

      The preceding consolidated financial statements are unaudited, but, in the opinion of the Company, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 - FERMI 2

      As discussed in Note 2 of the Annual Report Notes and Note 2 of the Quarterly Report Notes, Fermi 2 was out of service in 1994. On December 25, 1993, the reactor automatically shut down following a turbine-generator failure. Major repairs were completed in 1994 and early 1995. The unit was operating at 866 MW at the end of June 1995 and the unit's capacity factor was 27.6% for the six-month period ended June 30, 1995. The Company expects that most repair costs related to returning the Fermi 2 turbine-generator to service will be covered by insurance. These costs are estimated to be approximately $80 million. The Company has received partial insurance payments of $45 million for property damage through June 30, 1995. In addition, the Company has received insurance payments of $71.5 million for replacement power costs through June 30, 1995.

NOTE 3 - RATE MATTERS

      As discussed in Note 3 of the Annual Report Notes and Note 3 of the Quarterly Report Notes, Fermi 2 was out of service in 1994 and will operate at a reduced power output until the installation of major turbine components during the next refueling outage in 1996. Therefore, the three-year rolling average capacity factor utilized in the Fermi 2 performance standard calculation will be unfavorably affected in 1995-1998, which will result in an estimated capacity factor disallowance in the range of $40 million to $55 million. The plant's three-year rolling average capacity factor was 53.7% for 1994 utilizing a capacity of 1,093 MW for 1992 and 1993 and 1,139 MW for 1994. The three-year rolling average capacity factor for the top 50% of U.S. boiling water reactors was 78.6% for 1994. At June 30, 1995, the Company had accrued $45.7 million for the Fermi 2 capacity factor performance standard disallowances that are expected to be imposed by the MPSC during the period 1995-1998, based on the following assumptions:

      a. Fermi 2 estimated three-year rolling average capacity factor of 44.4% in 1995, 34.6% in 1996, 64.1% in 1997 and 72.7% in 1998;

      b. Estimated three-year rolling average capacity factor for the top 50% of U.S. boiling water reactors of 79% in 1995, 79.5% in 1996, 79.5% in 1997 and 80% in 1998;

      c. Estimated incremental cost of replacement power of $8 per megawatthour in 1995 and increasing to $11 per megawatthour in 1998.

NOTE 4 - SALE OF ACCOUNTS RECEIVABLE AND UNBILLED REVENUES

      As discussed in Note 5 of the Annual Report Notes and Note 4 of the Quarterly Report Notes, the Company has an agreement providing for the sale, assignment and repurchase, from time to time, of an undivided ownership interest in up to $200 million of the Company's customer accounts receivable and unbilled revenues. At December 31, 1994, customer accounts receivable and unbilled revenues in the Consolidated Balance Sheet were reduced by $200 million reflecting such sales. During the six-month period ended June 30, 1995, customer accounts receivable and unbilled revenues increased as the Company repurchased the $200 million. Therefore, at June 30, 1995, there were no sales under this agreement.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     As discussed in Note 12 of the Annual Report Notes and in Note 5 of the Quarterly Report Notes, on October 5, 1994, the Company (a 49% co-owner of the Ludington Pumped Storage Plant) and all other parties to a 1986 state lawsuit and a related FERC proceeding reached a tentative settlement. The settlement remains contingent upon FERC and MPSC approval. FERC's decision, originally expected by the end of the summer, is not anticipated before the end of the year.

     As discussed in Note 12 of the Annual Report Notes, the Company and 23 other potentially responsible parties ("PRPs") have been involved since January 1989 with the Carter Industrial superfund site in Detroit, Michigan. On May 22, 1995, the U.S. District Court for the Eastern District of Michigan approved an Environmental Protection Agency ("EPA") amendment to the Record of Decision regarding the method of remediation of the site to allow removal and landfilling of the contaminated soil, which will reduce the Company's portion of the cleanup costs by $3-4 million. On July 14, 1995, the PRP group awarded a contract to complete the remediation. There continues to be the possibility that EPA may, through subsequent proceedings, require a cleanup of the sewer and sewer outfall emptying into the Detroit River. At this time, it is impossible to predict what further impact, if any, this matter will have upon the Company.

NOTE 6 - NEW ACCOUNTING STANDARD

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that a loss be recognized whenever a regulator excludes all or part of an asset's cost from a company's rate base. The Company is continuing to review SFAS 121, but does not expect that the application of this statement will have a material impact on its financial position or results of operations based on the current regulatory structure in which the Company operates.

                          -----------------------------------

      This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 11) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-30809, 33-50325, 33-53207, 33-57095 and 33-64296),
Form S-4 (Registration No. 33-60333), Form S-8 (Registration No. 33-32449) and Form S-4 (Registration No. 33-57545) of DTE Holdings, Inc., filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Detroit Edison Company

      We have reviewed the accompanying consolidated balance sheet of The Detroit Edison Company and subsidiary companies as of June 30, 1995, and the related consolidated statements of income and of cash flows for the three-month, six-month and twelve-month periods then ended, and the consolidated statement of common shareholders' equity for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

      The interim financial statements as of June 30, 1994, and for the three-month, six-month and twelve-month periods then ended were reviewed by other accountants whose report dated August 8, 1994 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Detroit, Michigan
August 7, 1995

ITEM 2     - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

      This analysis for the three, six and twelve months ended June 30, 1995, as compared to the same periods in 1994, should be read in conjunction with the consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

RESULTS OF OPERATIONS

      Total and per share earnings for common stock increased in the three- and six-month periods due to higher electricity sales and lower operating expenses, including reduced fuel and purchased power expenses. However, operating revenues decreased due to lower PSCR clause revenues resulting from lower fuel and purchased power expenses, a reduction in revenues from interconnection sales, an additional reserve for estimated future Fermi 2 nuclear power plant performance and lower rates. The operating revenue decreases were partially offset by higher system sales.

      For the twelve-month period, total and per share earnings for common stock decreased due in part to a January 1994 order by the MPSC which reduced rates by $78 million annually and increased depreciation and operation expenses. In addition, accretion income decreased and amortization of the Fermi 2 nuclear power plant phase-in plan increased significantly. Also, since Fermi 2 was down for repair during 1994, the Company elected to upgrade various plant facilities, which increased maintenance expense, and also established a reserve for estimated performance disallowances in 1994-1998. The earnings drop was limited by higher system sales, lower property and Michigan Single Business tax expenses and lower interest expense on long-term debt.

      At June 30, 1995, the book value of the Company's common stock was $23.17 per share, an increase of $0.28 per share or 1.2% since December 31, 1994. Return on average total common shareholders' equity was 11.7% and 13.8% for the twelve months ended June 30, 1995 and 1994, respectively.

      The ratio of earnings to fixed charges was 3.20 and 3.31 for the twelve months ended June 30, 1995 and 1994, respectively. The ratio of earnings to fixed charges and preferred stock dividend requirements for the 1995 and 1994 twelve-month periods was 2.79 and 2.91, respectively.

OPERATING REVENUES

Total operating revenues increased (decreased) due to the following factors:

                                                                         Three         Six         Twelve
                                                                        Months       Months        Months
                                                                        ------       ------        ------
                                                                                   (Millions)
      Rate changes
         MPSC rate reduction                                          $   --       $  (5)       $ (49)
         Special manufacturing contracts                                  (8)         (9)          (9)
         PSCR Clause                                                     (14)        (29)         (60)
                                                                      ------       -----        -----
                                                                         (22)        (43)        (118)

      System sales volume and mix                                         15          32           66
      Interconnection sales                                               (1)        (11)         (33)
      Fermi 2 capacity factor performance
         standard reserve (see Note 3)                                   (11)        (16)         (47)
      Other - net                                                          2           2           (2)
                                                                      ------       -----         -----
             Total                                                    $  (17)      $ (36)       $(134)
                                                                      ======       =====        =====

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

     On March 23, 1995, the MPSC issued an order approving the Company's 10-year special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation. The revenue reductions from these contracts initially will amount to $30 million annually and increase to $50 million annually in 1999-2004, which the Company expects to offset by further reducing its operating expenses.

     The decreases in PSCR Clause revenues resulted from lower fuel and purchased power expenses.

kWh SALES

kWh sales increased (decreased) as follows:

                                                                      Three            Six          Twelve
                                                                     Months          Months         Months
                                                                     ------          ------         ------
      Residential                                                      0.4   %       (0.4) %        (1.4) %
      Commercial                                                       2.6            1.8            2.3
      Industrial                                                       5.1            4.6            5.5
      Other (includes primarily sales for resale)                      4.1            2.9           (7.3)
           Total System                                                2.9            2.1            1.8
      Interconnection                                                 21.9          (12.2)         (46.1)
           Total                                                       4.0            1.3           (1.6)

      The decreases in residential sales for the six-month and twelve-month periods were due to warmer weather in the first quarter of 1995 decreasing heating related sales while cooler weather in the third quarter of 1994 reduced cooling related sales for the twelve-month period. The increases in commercial sales reflect an improvement in economic conditions.

      The increases in industrial sales reflect higher sales to automotive customers and increased sales to steel and other industrial customers due to strong demand from the automotive and construction sectors and growth in exports. The increased sales to other customers for the three-month and six-month periods reflect increased load requirements of wholesale for resale customers while sales to these customers decreased for the twelve-month period.

      Interconnection sales decreased for the six-month and twelve-month periods due to reduced availability of energy for sale as a result of the Fermi 2 outage and warmer winter weather, and increased for the second quarter due to increased availability of energy for sale.

OPERATING EXPENSES
FUEL AND PURCHASED POWER

Fuel and purchased power expenses increased (decreased) due to the following factors:

                                                          Three                Six                    Twelve
                                                          Months              Months                  Months
                                                          ------              ------                  ------
                                                                            (Millions)
      Net system output                                $    8               $    5                $   (15)
      Average unit cost                                   (20)                 (45)                   (25)
      Fermi 2 business interruption
           insurance proceeds                              --                   (5)                   (71)
      Other                                                (2)                  (3)                    --
                                                       ------                -----                 ------
           Total                                       $  (14)               $ (48)                $ (111)
                                                       ======                =====                 ======

Net system output and average unit costs were as follows:

                                             Three Months              Six Months              Twelve Months
                                             ------------              ----------              -------------
                                           1995          1994        1995         1994        1995          1994
                                           ----          ----        ----         ----        ----          ----
                                                           (Thousands of Megawatthours, "MWh")
      Power plant generation
           Fossil                          10,355       10,473      20,687       21,262       41,836       41,833
           Nuclear                          1,078            -       1,323            -        1,323        4,122
      Purchased power                       1,143        1,669       2,706        3,161        6,143        4,228
                                          -------       ------      ------       ------       ------       ------
      Net system output                    12,576       12,142      24,716       24,423       49,302       50,183
                                          =======       ======      ======       ======       ======       ======
      Average unit cost ($/MWh)           $ 15.31       $16.87      $15.54       $17.39       $16.02       $16.52
                                          =======       ======      ======       ======       ======       ======

      Fuel and purchased power expenses decreased due to lower average fuel and purchased power unit costs primarily resulting from the use of lower-cost low sulfur western coal. For the twelve-month period, fuel and purchased power expenses also decreased due to lower net system output and the receipt of Fermi 2 business interruption insurance proceeds. Fermi 2 was out of service in 1994 as a result of a turbine-generator failure in December 1993.

OTHER OPERATION

Three Months

      Other operation expense increased due to higher postretirement health care and life insurance benefits expenses ($3.2 million), higher demand-side management expenses ($2.2 million) and higher incentive award expenses related to a shareholder value improvement plan ($1.8 million), partially offset by expenses recorded in the year-earlier period for employee reorganization expenses ($4.6 million) and lower employee retirement plan expenses ($1.3 million).

Six Months

      Other operation expense decreased due to expenses recorded in the year-earlier period for lump sum payments to non-represented employees ($7.2 million) and for employee reorganization expenses ($4.6 million) and to lower labor ($3.0 million), retirement plan ($2.7 million) and injuries and damages ($2.3 million) expenses. These decreases were partially offset by higher postretirement health care and life insurance benefits expenses ($6.5 million), higher incentive award expenses related to a shareholder value improvement plan ($5.2 million) and higher demand-side management ($3.7 million) and sales ($3.0 million) expenses.

Twelve Months

      Other operation expense decreased due to expenses recorded in the year-earlier period for employee reorganizations ($17.7 million), the write-off of obsolete and excess stock material ($12.4 million), a reserve for steam purchases under the agreement with the Greater Detroit Resource Recovery Authority ($11.0 million) and lump sum payments to non-represented employees ($7.2 million), and to lower incentive awards related to a shareholder value improvement plan ($7.5 million) and lower uncollectibles ($7.1 million), injuries and damages ($6.1 million), and employee retirement plan ($4.6 million) expenses. These decreases were partially offset by higher postretirement health care and life insurance benefits ($37.0 million), nuclear plant ($9.2 million), service quality claims ($8.7 million), and demand-side management ($6.9 million) expenses.

MAINTENANCE

Three Months and Six Months

      Maintenance expense decreased due to lower storm and line clearance expenses.

Twelve Months

      Maintenance expense increased due to higher nuclear plant expenses ($22.4 million), partially offset by lower line clearance and storm expenses ($11.6 million).

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased due to increases in plant in service and increased Fermi 2 decommissioning costs authorized by a January 1994 MPSC rate order.

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

TAXES OTHER THAN INCOME TAXES

     Taxes other than income taxes decreased due to lower property, payroll and Michigan Single Business taxes.

INCOME TAXES

Three Months

      Income taxes increased due to higher pretax income.

Six Months

      Income taxes increased due to higher pretax income and a tax reduction recorded in the prior period related to the 1987-1988 Internal Revenue Service audit.

Twelve Months

      Income taxes decreased due to lower pretax income, partially offset by higher prior years' federal income tax accrual, higher taxes due to the increase in amortization of deferred Fermi 2 depreciation and return and a tax reduction recorded in the prior period related to the 1987-1988 Internal Revenue Service audit.

OTHER INCOME AND DEDUCTIONS

OTHER INCOME AND (DEDUCTIONS) - NET

Three Months and Six Months

     Other deductions increased in both periods due to expenses incurred in the formation of a holding company ($2.1 million) and in the six- month period due to promotional practices expenses ($7.2 million).

Twelve Months

     Other deductions increased due to promotional practices expenses ($7.2 million), a contribution to the Detroit Edison Foundation ($5.0 million), the write-off of premiums and expenses related to the $50 million portion of 1989 Series A General and Refunding Mortgage Bonds not refinanced ($5.2 million) and expenses incurred in the formation of a holding company ($2.1 million), partially offset by the accrual for decommissioning expenses for Fermi 1 in the prior period ($7.6 million).

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

OTHER

     Other interest expense decreased due to expense recorded in the year-earlier period for prior years' Michigan Single Business Tax audits and the settlement of 1987 and 1988 federal income tax audits.

LIQUIDITY AND CAPITAL RESOURCES

CASH GENERATION AND CASH REQUIREMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     Net cash from operating activities decreased due to changes in current assets and liabilities, primarily as a result of the repurchase of $200 million of customer accounts receivable and unbilled revenues under the agreement for the sale, assignment and repurchase from time to time of the Company's customer accounts receivable and unbilled revenues, and for the twelve-month period, lower net income.

     Net cash used for investing activities was higher in the three-month period due primarily to increased funding of utility investments and the nuclear decommissioning trust funds. Net cash used for investing activities was higher in the six-month period due to increased funding of utility investments and higher plant and equipment expenditures, partially offset by purchases of leased equipment in the prior period. Net cash used for investing activities was higher in the twelve-month period due to increased funding of utility and non-utility investments and nuclear decommissioning trust funds, partially offset by lower plant and equipment expenditures and purchases of leased equipment in the prior period.

     Net cash used for financing activities decreased due to reduced activity in the Company's extensive debt refinancing program, partially offset in the twelve-month period by the one-time purchase of common stock from the trustee of the Detroit Edison Savings & Investment Plans as a result of a plan change.

ADDITIONAL INFORMATION

     The Company's 1995 cash requirements for its capital expenditure program are estimated at $422 million, of which $177 million had been expended as of June 30, 1995.

     The Company's internal cash generation in 1995 is expected to be sufficient to meet cash requirements for capital expenditures as well as scheduled redemptions not subject to refinancing.

     The Company had short-term credit arrangements of approximately $409 million at June 30, 1995, under which $142 million of borrowings were outstanding.

CAPITALIZATION

     The Company's capital structure as of June 30, 1995 was 44.6% common shareholders' equity, 5.0% preferred stock and 50.4% long-term debt as compared to 44.2%, 5.0% and 50.8%, respectively, at December 31, 1994.

COMPETITION

     On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking on Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities. According to the FERC, the goals of the new rules are to facilitate the development of a competitive market by insuring that wholesale buyers and sellers can reach each other and to eliminate anticompetitive and discriminatory practices in transmission services which, in turn, should lead to lower electric rates.

     During June 1995, the Staff of the MPSC issued a discussion draft entitled, PROPOSAL "M" A MICHIGAN PLAN FOR FLEXIBLE AND COMPETITIVE ENERGY UTILITY SERVICES. Discussions are proceeding as to the development of a new Michigan energy regulatory framework.

JULY 13-16, 1995 STORMS

     On July 13, 15 and 16, severe weather conditions damaged property within the Company's service area and caused numerous customer outages. It is estimated that the total cost associated with this severe weather will be approximately $25-30 million. The Company has storm insurance which provides for coverage after incurring costs of $10 million for a storm. The Company will be filing a claim for costs incurred as a result of the severe weather. At this time, the Company is unable to predict how much will ultimately be recovered from insurance. Since the Company will not recover all of the storm costs, earnings for the third quarter of 1995 will be negatively impacted by the storms.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.  SEE NOTE 5.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The annual meeting of the holders of Common Stock of the Company was held on April 24, 1995. Proxies for the meeting were solicited pursuant to Regulation 14(a).

      (b) There was no solicitation in opposition to the Board of Directors' nominees, as listed in the proxy statement, for directors to be elected at the meeting and all such nominees were elected.

             The terms of the previously elected nine directors listed below continue until the annual meeting dates shown after each name:


             Lillian Bauder                        April 22, 1996
             David Bing                            April 22, 1996
             Larry G. Garberding                   April 22, 1996
             Alan E. Schwartz                      April 22, 1996
             William Wegner                        April 22, 1996
             John E. Lobbia                        April 28, 1997
             Patricia S. Longe                     April 28, 1997
             Eugene A. Miller                      April 28, 1997
             Dean E. Richardson                    April 28, 1997

      (c) At the annual meeting of the holders of Common Stock of the Company held on April 24, 1995, the following four directors were elected to serve until the 1998 annual meeting with the votes shown:

                                                                                  Total Vote
                                                        Total Vote                Withheld
                                                         for Each                 From Each
                                                         Director                 Director
                                                        ----------               ---------
                 Terence E. Adderley                   113,508,494               2,872,751
                 Anthony F. Earley, Jr.                113,494,737               2,886,766
                 Allan D. Gilmour                      113,516,707               2,866,583
                 Theodore S. Leipprandt                113,433,908               2,947,382

             Shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent accountants for the year 1995 with the votes shown:

                              For                   Against                   Abstain
                          -----------              ---------                 ---------
                          113,090,661              1,371,522                 1,919,649

             Shareholders also voted on the two items below:

             (1) An agreement and plan of exchange which will result in Detroit Edison becoming a subsidiary of a newly formed holding company, and in the shareholders of Detroit Edison becoming shareholders of the holding company.

                              For                   Against                  Abstain
                          -----------              ---------                 ---------
                          106,204,308              5,705,957                 4,471,567

             (2)   A Long-Term Incentive Plan

                             For                     Against                  Abstain
                          ----------               ----------                ----------
                          92,572,687               19,929,759                3,879,386

      (d)    Not applicable.

ITEM 5 - OTHER INFORMATION.

     As discussed in Part I, Items 1 and 2 - Business Properties, "Environmental Matters - Wastes and Toxic Substances" of the Annual Report, a nationwide environmental problem is the discovery of improperly disposed of hidden or buried hazardous wastes. The Company has been found responsible for cleanup of wastes found on its property, even in cases where the dumping occurred without the Company's knowledge or permission. On June 5, 1995, Governor John Engler signed P.A. 71 of 1995, which amended the Michigan Environmental Response Act, now part of the Natural Resources and Environmental Protection Act. Among other changes, P.A. 71 amended the liability standards to hold a person liable for remediation only if they are responsible for an activity causing a release of a substance to the environment. Since the previous standard of liability was simply ownership of the property, the Company believes the amendment will remove deterrences to development in its service territory and more fairly allocate cleanup costs to those responsible. However, companies are still liable under federal law.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Competitive Bidding" of the Annual Report, on May 1, 1995, the Company filed its preliminary Request for Proposal ("RFP") to solicit bids for the acquisition of new capacity starting in the year 2004. The filing describes Detroit Edison's future requirements for additional generating capacity and addresses the role competitive bidding will play in meeting that capacity need. To better serve its customers in an increasingly competitive marketplace, the Company is proposing customer load management options which have the potential to provide an additional 500 MW of peak reduction by the year 2003. The Company also filed, as required by Commission order, a proposed retail wheeling tariff and proposal for implementing the retail wheeling program.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Retail Wheeling" of the Annual Report, the MPSC has been considering the propriety of an experimental retail wheeling program. On May 8, 1995, the U.S. District Court, Western District of Michigan, Southern Division, issued an order granting the MPSC's Motion to Dismiss the Company's declaratory judgment action in connection with the MPSC's April 11, 1994 interim order. On June 19, 1995, the MPSC issued a final order finding that an experimental retail wheeling program is in the public interest and establishing rates and charges for the five-year experimental program. Under the program, retail wheeling customers would make their own arrangements to procure power. Implementation of the experimental program would be limited to 90 MW for Detroit Edison and will be coordinated with the Company's next solicitation of new capacity. On July 14, 1995, the Company filed testimony supporting its proposal for implementing the MPSC's experimental retail wheeling program including requirements for collecting data and evaluating the experiment. The Company's identified need date for new capacity is 2004. On July 19, 1995, the Company filed a claim of appeal with the Michigan Court of Appeals. Also, on July 19, 1995, Consumers, ABATE and Dow Chemical Company filed petitions for rehearing and/or clarification of the June 19, 1995 order with the MPSC. On July 21, 1995, ABATE filed a letter with the Michigan Court of Appeals seeking to dismiss the Company's appeal until such time as the MPSC acts on the petitions.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Nuclear Regulatory Commission" of the Annual Report and in Item 5 - Other Information of the Quarterly Report, on May 18, 1994, the NRC issued the fourteenth Systematic Assessment of Licensee Performance ("SALP") report on Fermi 2 operations. The next SALP period is expected to end in March 1996.

     An all time high peak demand of 9,878 MW was experienced for the Company's system on June 19, 1995, with a reserve margin of 4.2%. The previous peak was 9,684 MW set in June 1994. Based on the current load forecast and planned generating capability, the Company estimates that its summer reserve margin, expressed as a percentage of peak demand, will be approximately 17% for 1996 and 15% for 1997. Included as part of the 1996 and 1997 reserve margin projections are the Company's present and projected capacity purchases and anticipated peak reductions due to the implementation of various demand-side management programs, including the R-10 interruptible rate. The 1996 and 1997 reserve margins are above the Company's current planning criterion, which specifies a minimum reserve margin of 12%.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      (i)   Exhibits filed herewith.

            Exhibit
            Number
            -------

            10-61   -   Plan for Deferring the Payment of Directors' Fees
                        (June 1995).

            10-62   -   Retirement Plan for Non-Employe Directors (June 1995).

            10-63   -   Savings Reparation Plan (June 1995).

            10-64   -   Retirement Reparation Plan (June 1995).

            10-65   -   Benefit Equalization Plan (June 1995).

            10-66   -   Management Supplemental Benefit Plan (June 1995).

            11-23   -   Primary and Fully Diluted Earnings Per Share of Common
                        Stock.

            15-59   -   Awareness Letter of Deloitte & Touche LLP regarding
                        their report dated August 7, 1995.

            27-4    -   Financial Data Schedule for the period ended
                        June 30, 1995.

            99-29   -   Irrevocable Grantor Trust with respect to Savings
                        Reparation Plan (July 1995).

            99-30   -   Irrevocable Grantor Trust with respect to Retirement
                        Reparation Plan (July 1995).

            99-31   -   Irrevocable Grantor Trust with respect to Benefit
                        Equalization Plan (July 1995).

            99-32   -   Irrevocable Grantor Trust with respect to the
                        Management Supplemental Benefit Plan (July 1995).

     (ii)   Exhibits incorporated herein by reference.

              4(a) - Restated Articles of Incorporation of the Company, as
                     filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-117 to Form 10-Q for quarter ended March 31, 1993).

             Exhibit
             Number
             ------

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

             Exhibit
             Number
             ------
                     May 1, 1991                   Exhibit 4-112 to Form 10-Q for quarter ended June 30, 1991
                     May 15, 1991                  Exhibit 4-113 to Form 10-Q for quarter ended June 30, 1991
                     September 1, 1991             Exhibit 4-116 to Form 10-Q for quarter ended September 30, 1991
                     November 1, 1991              Exhibit 4-119 to Form 10-K for year ended December 31, 1991
                     January 15, 1992              Exhibit 4-120 to Form 10-K for year ended December 31, 1991
                     February 29, 1992             Exhibit 4-121 to Form 10-Q for quarter ended March 31, 1992
                     April 15, 1992                Exhibit 4-122 to Form 10-Q for quarter ended June 30, 1992
                     July 15, 1992                 Exhibit 4-123 to Form 10-Q for quarter ended September 30, 1992
                     July 31, 1992                 Exhibit 4-124 to Form 10-Q for quarter ended September 30, 1992
                     November 30, 1992             Exhibit 4-130 to Registration No. 33-56496
                     January 1, 1993               Exhibit 4-131 to Registration No. 33-56496
                     March 1, 1993                 Exhibit 4-141 to Form 10-Q for quarter ended March 31, 1993
                     March 15, 1993                Exhibit 4-142 to Form 10-Q for quarter ended March 31, 1993
                     April 1, 1993                 Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993
                     April 26, 1993                Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993
                     May 31, 1993                  Exhibit 4-148 to Registration No. 33-64296
                     June 30, 1993                 Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)
                     June 30, 1993                 Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)
                     September 15, 1993            Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993
                     March 1, 1994                 Exhibit 4-163 to Registration No. 33-53207
                     June 15, 1994                 Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994
                     August 15, 1994               Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994
                     December 1, 1994              Exhibit 4-169 to Form 10-K for year ended December 31, 1994

           Exhibit
           Number
           ------
             4(f)  - Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

             4(g)  - First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

             4(h)  - Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for
                     quarter ended September 30, 1993).

             4(i)  - Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended
                     September 30, 1994).

             4(j)  - Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays
                     Bank PLC,  as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The
                     Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital
                     Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).

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


           Exhibit
           Number
           -------
           99(f)   - Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase
                     Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company
                     (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).

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


           (b)     Reports on Form 8-K

                   The Company did not file any Reports on Form 8-K during the second quarter of 1995.

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





                                             THE DETROIT EDISON COMPANY
                                         --------------------------------------
                                                    (Registrant)

Date        August 7, 1995                       /s/ SUSAN M. BEALE
                                         --------------------------------------
                                                   Susan M. Beale
                                         Vice President and Corporate Secretary

Date      August 7, 1995                         /s/ RONALD W. GRESENS
                                         --------------------------------------
                                                   Ronald W. Gresens
                                            Vice President and Controller

                           THE DETROIT EDISON COMPANY
                     QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED JUNE 30, 1995

                                 EXHIBIT INDEX

                                                                 FILE NO. 1-2198

                                                                      Page No.
(i)  Exhibits filed herewith.

     Exhibit
     Number
     ------

     10 - 61    Plan for Deferring the Payment of Directors' Fees
                (June 1995).

     10 - 62    Retirement Plan for Non-Employe Directors (June 1995).

     10 - 63    Savings Reparation Plan (June 1995).

     10 - 64    Retirement Reparation Plan (June 1995).

     10 - 65    Benefit Equalization Plan (June 1995).

     10 - 66    Management Supplemental Benefit Plan (June 1995).

     11 - 23    Primary and Fully Diluted Earnings Per Share of
                Common Stock.

     15 - 59 Awareness Letter of Deloitte & Touche LLP regarding their report dated August 7, 1995.

     27 -  4    Financial Data Schedule for the period ended
                June 30, 1995.

     99 - 29    Irrevocable Grantor Trust with respect to Savings
                Reparation Plan (July 1995).

     99 - 30 Irrevocable Grantor Trust with respect to Retirement Reparation Plan (July 1995).

     99 - 31    Irrevocable Grantor Trust with respect to Benefit
                Equalization Plan (July 1995).

     99 - 32 Irrevocable Grantor Trust with respect to Management Supplemental Benefit Plan (July 1995).

                                                                  See Page Nos.
                                                                  _____ through
                                                                  _____ for
                                                                  location
                                                                  of Exhibits
                                                                  Incorporated
                                                                  by Reference
                                                                  -------------

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

       4 (f) -    Collateral Trust Indenture (Notes), dated as of
                  June 30, 1993.

       4 (g) -    First Supplemental Note Indenture, dated as of
                  June 30, 1993.

       4 (h) -    Second Supplemental Note Indenture, dated as of
                  September 15, 1993.

       4 (i) -    Third Supplemental Note Indenture, dated as of
                  August 15, 1994.

       4 (j) - Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents.

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