Form 10-Q
period 1995-09-30
DETROIT EDISON CO
filed 1995-11-07
CIK 28385

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       __________________________________


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR QUARTER ENDED                            COMMISSION FILE NUMBER
        SEPTEMBER 30, 1995                                   1-2198


                       __________________________________



                           THE DETROIT EDISON COMPANY
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                          38-0478650

    (State of incorporation)                             (I.R.S. Employer
                                                         Identification No.)

2000 SECOND AVENUE, DETROIT, MICHIGAN                           48226

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

AT OCTOBER 31, 1995, 145,119,826 SHARES OF THE COMPANY'S $10 PAR VALUE COMMON STOCK WERE OUTSTANDING.

                               TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ----
Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Part I -   Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
           Item 1 -  Financial Statements (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . .  3
                     Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . .  8
                     Independent Accountants' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . 12
           Item 2 -  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Part II -  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
           Item 1 -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
           Item 5 -  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
           Item 6 -  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . 26
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32


                                           DEFINITIONS

ABATE . . . . . . . . . . . .   Association of Businesses Advocating Tariff Equity
Annual Report . . . . . . . .   The Company's 1994 Annual Report to the Securities and
                                 Exchange Commission on Form 10-K
Annual Report Notes . . . . .   Notes to Consolidated Financial Statements appearing on
                                 pages 37 through 48 of the Company's 1994 Annual Report
                                 to the Securities and Exchange Commission on Form 10-K
Company . . . . . . . . . . .   The Detroit Edison Company and subsidiary companies
Consumers . . . . . . . . . .   Consumers Power Company
FERC  . . . . . . . . . . . .   Federal Energy Regulatory Commission
kWh . . . . . . . . . . . . .   Kilowatthour
MPSC  . . . . . . . . . . . .   Michigan Public Service Commission
MW  . . . . . . . . . . . . .   Megawatts
Note(s) . . . . . . . . . . .   Note(s) to Consolidated Financial Statements (Unaudited)
                                 appearing herein
PSCR  . . . . . . . . . . . .   Power Supply Cost Recovery
Quarterly Report  . . . . . .   The Company's Quarterly Report to the Securities and
                                 Exchange Commission on Form 10-Q for quarters ended
                                 March 31, 1995 and June 30, 1995
Quarterly Report Notes  . . .   Notes to Consolidated Financial Statements (Unaudited)
                                 appearing in the Company's Quarterly Report to the
                                 Securities and Exchange Commission on Form 10-Q for
                                 quarters ended March 31, 1995 and June 30, 1995
QUIDS . . . . . . . . . . . .   Quarterly Income Debt Securities
Registrant  . . . . . . . . .   The Detroit Edison Company

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)

                                                Three Months Ended          Nine Months Ended      Twelve Months Ended
                                                   September 30               September 30             September 30
                                            ----------------------------------------------------------------------------
                                                1995         1994          1995        1994         1995          1994
                                            ----------------------------------------------------------------------------
OPERATING REVENUES
  Electric - System                         $ 1,008,450  $   933,558  $ 2,710,411  $ 2,657,970  $ 3,500,793  $3,502,083
  Electric - Interconnection                     20,591        7,560       40,230       37,881       45,490      55,117
  Steam                                           3,248        3,271       17,877       20,817       24,909      28,413
------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues               $ 1,032,289  $   944,389  $ 2,768,518  $ 2,716,668  $ 3,571,192  $3,585,613
------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
   Fuel                                     $   193,675  $   179,587  $   538,867  $   550,247  $   707,835  $  737,086
   Purchased power                               51,311       54,528      119,170      145,402       90,715     163,879
   Other operation                              195,323      166,588      481,694      454,435      648,325     633,658
  Maintenance                                    66,406       65,177      178,780      187,982      253,207     248,193
  Depreciation and amortization                 125,383      122,696      375,057      358,743      492,730     466,497
  Deferred Fermi 2 amortization                  (1,493)      (1,866)      (4,479)      (5,599)      (6,345)     (7,839)
  Amortization of deferred Fermi 2
   depreciation and return                       23,248       21,207       69,742       63,621       90,949      71,342
  Taxes other than income                        64,353       59,323      188,457      199,877      244,454     260,913
  Income taxes                                   88,969       76,851      236,238      210,511      296,384     253,154
------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses               $   807,175  $   744,091  $ 2,183,526  $ 2,165,219  $ 2,818,254  $2,826,883
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                            $   225,114  $   200,298  $   584,992  $   551,449  $   752,938  $  758,730
------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
  Allowance for other funds used
   during construction                      $       369  $       581  $       952  $     1,574  $     1,061  $    2,372
  Other income and (deductions) - net            (7,637)      (7,368)     (25,913)     (12,979)     (37,906)    (26,928)
  Income taxes                                    1,550        1,632        7,720        3,557       12,274       8,651
  Accretion income                                2,677        3,332        8,536       10,468       11,712      21,387
  Income taxes - disallowed plant costs and
    accretion income                               (811)      (1,037)      (2,608)      (3,272)      (3,588)     (6,934)
------------------------------------------------------------------------------------------------------------------------
     Net Other Income and Deductions        $    (3,852) $    (2,860) $   (11,313) $      (652) $   (16,447) $   (1,452)
------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Long-term debt                            $    69,353  $    66,353  $   205,873  $   205,957  $   273,679  $  277,955
  Amortization of debt discount,
   premium and expense                            2,849        2,845        8,427        8,082       11,178      10,697
  Other                                           1,698        4,361        7,912       13,584        5,498      14,929
  Allowance for borrowed funds used
   during construction (credit)                    (594)        (502)      (1,535)      (1,360)      (2,241)     (1,508)
------------------------------------------------------------------------------------------------------------------------
     Net Interest Charges                   $    73,306  $    73,057  $   220,677  $   226,263  $   288,114  $  302,073
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                  $   147,956  $   124,381  $   353,002  $   324,534  $   448,377  $  455,205
PREFERRED STOCK DIVIDEND REQUIREMENTS             6,544        7,409       21,355       22,232       28,763      29,645
------------------------------------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK                   $   141,412  $   116,972  $   331,647  $   302,302  $   419,614  $  425,560
========================================================================================================================
COMMON SHARES OUTSTANDING -
  AVERAGE                                   144,905,909  145,669,721  144,882,040  146,586,449  144,876,686 146,701,827
EARNINGS PER SHARE                                $0.98        $0.80       $ 2.29       $ 2.06       $ 2.90      $ 2.90
DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                                $0.515       $0.515       $1.545      $ 1.545       $ 2.06      $ 2.06

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)

                                                                              September 30        December 31
                                                                                 1995                1994
                                                                            --------------       -------------
UTILITY PROPERTIES
  Plant in service
    Electric                                                                $ 13,140,182         $ 12,941,414
    Steam                                                                         70,890               69,813
--------------------------------------------------------------------------------------------------------------
                                                                            $ 13,211,072         $ 13,011,227
      Less:  Accumulated depreciation and amortization                        (4,855,888)          (4,529,692)
--------------------------------------------------------------------------------------------------------------
                                                                            $  8,355,184         $  8,481,535
  Construction work in progress                                                  172,367              104,431
--------------------------------------------------------------------------------------------------------------
      Net utility properties                                                $  8,527,551         $  8,585,966
--------------------------------------------------------------------------------------------------------------
  Property under capital leases (less accumulated amortization
    of $99,130 and $94,678, respectively)                                   $    127,488         $    134,542
  Nuclear fuel under capital lease (less accumulated amortization
    of $409,922 and $374,405, respectively)                                      162,349              193,411
--------------------------------------------------------------------------------------------------------------
      Net property under capital leases                                     $    289,837         $    327,953
--------------------------------------------------------------------------------------------------------------
         Total owned and leased properties                                  $  8,817,388         $  8,913,919
--------------------------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS
  Non-utility property                                                      $     14,289         $     11,281
  Investments and special funds                                                   29,216               18,722
  Nuclear decommissioning trust funds                                            105,685               76,492
--------------------------------------------------------------------------------------------------------------
                                                                            $    149,190         $    106,495
--------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments                                       $     12,324         $      8,122
  Customer accounts receivable and unbilled revenues (less allowance
    for uncollectible accounts of $27,000  and $30,000, respectively)            422,238              195,824
  Other accounts receivable                                                       41,845               34,212
  Inventories (at average cost)
    Fuel                                                                         155,667              136,331
    Materials and supplies                                                       142,432              155,921
  Prepayments                                                                     42,660               10,516
--------------------------------------------------------------------------------------------------------------
                                                                            $    817,166         $    540,926
--------------------------------------------------------------------------------------------------------------

DEFERRED DEBITS
  Unamortized debt expense                                                  $     45,458         $     42,876
  Unamortized loss on reacquired debt                                            122,035              123,996
  Recoverable income taxes                                                       626,546              663,101
  Other postretirement benefits                                                   26,126               36,562
  Fermi 2 phase-in plan                                                          321,022              390,764
  Fermi 2 deferred amortization                                                   56,738               52,259
  Other                                                                          137,907              122,080
--------------------------------------------------------------------------------------------------------------
                                                                            $  1,335,832         $  1,431,638
--------------------------------------------------------------------------------------------------------------
         TOTAL                                                              $ 11,119,576         $ 10,992,978
==============================================================================================================

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)

                                                                              September 30         December 31
                                                                                  1995                 1994
                                                                            ---------------      ---------------
CAPITALIZATION
  Common stock - $10 par value, 400,000,000 shares authorized;
     145,034,139 and 144,863,447 shares outstanding, respectively
    (139,854 and 311,804 shares, respectively, reserved for conversion
    of preferred stock)                                                      $  1,450,341         $  1,448,635
  Premium on common stock                                                         547,139              545,825
  Common stock expense                                                            (47,528)             (47,461)
  Retained earnings used in the business                                        1,485,345            1,379,081
----------------------------------------------------------------------------------------------------------------
         Total common shareholders' equity                                   $  3,435,297         $  3,326,080
  Cumulative preferred stock - $100 par value, 6,747,484 shares authorized; 3,376,103 and 3,905,470 shares outstanding,
    respectively (1,539,827 shares unissued)
      Redeemable solely at the option of the Company                              329,037              380,283
  Long-term debt                                                                3,855,687            3,825,296
----------------------------------------------------------------------------------------------------------------
         Total Capitalization                                                $  7,620,021         $  7,531,659
----------------------------------------------------------------------------------------------------------------

OTHER NON-CURRENT LIABILITIES
  Obligations under capital leases                                           $    118,642         $    126,076
  Other postretirement benefits                                                    42,595               37,143
  Other                                                                            50,305               48,707
----------------------------------------------------------------------------------------------------------------
                                                                             $    211,542         $    211,926
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Short-term borrowings                                                      $      3,000         $     39,489
  Amounts due within one year
    Long-term debt                                                                 19,214               19,214
    Obligations under capital leases                                              171,195              201,877
  Accounts payable                                                                152,967              147,020
  Property and general taxes                                                       17,733               31,608
  Income taxes                                                                     52,606                5,304
  Accumulated deferred income taxes                                                32,712               32,625
  Interest                                                                         79,373               60,214
  Dividends payable                                                                81,083               82,012
  Payrolls                                                                         83,254               71,958
  Fermi 2 refueling outage                                                         11,080                1,267
  Other                                                                           110,148               97,215
----------------------------------------------------------------------------------------------------------------
                                                                             $    814,365         $    789,803
----------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS
  Accumulated deferred income taxes                                          $  2,038,917         $  2,014,821
  Accumulated deferred investment tax credits                                     335,101              346,379
  Other                                                                            99,630               98,390
----------------------------------------------------------------------------------------------------------------
                                                                             $  2,473,648         $  2,459,590
----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 6)
----------------------------------------------------------------------------------------------------------------
         TOTAL                                                               $ 11,119,576         $ 10,992,978
================================================================================================================

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                              Three Months Ended           Nine Months Ended       Twelve Months Ended
                                                 September 30                September 30              September 30
                                            ----------------------------------------------------------------------------
                                               1995         1994         1995         1994          1995          1994
                                            ----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                $ 147,956   $ 124,381     $ 353,002    $ 324,534     $ 448,377   $  455,205
  Adjustments to reconcile net income
   to net cash from operating activities:
    Accretion income                           (2,677)     (3,332)       (8,536)     (10,468)      (11,712)     (21,387)
    Depreciation and amortization             125,383     122,696       375,057      358,743       492,730      466,497
    Deferred Fermi 2 amortization,
     depreciation and return - net             21,755      19,341        65,263       58,022        84,604       63,503
    Deferred income taxes and investment
     tax credit - net                           9,328       4,001        49,411       54,076        88,622       61,395
    Fermi 2 refueling outage - net              3,058      (7,634)        9,813      (20,774)       11,080      (16,856)
    Other                                       8,615      42,061         7,837       12,674       (35,929)      48,497
    Changes in current assets and liabilities:
     Customer accounts receivable and
      unbilled revenues                       (33,935)      1,669      (226,414)       5,475      (232,394)        (369)
     Other accounts receivable                 (4,159)      9,260        (7,633)       6,909       (22,135)      11,292
     Inventories                               16,117      (2,654)      (11,547)       3,895       (17,216)      (5,799)
     Accounts payable                          12,495     (19,799)        7,352      (28,725)       22,219         (973)
     Taxes payable                             20,777       5,940        34,031          (77)       16,077      (27,344)
     Interest payable                          20,273      (8,478)       19,159       (6,639)       19,624      (10,327)
     Other                                     13,880       8,836       (10,049)     (20,527)        8,289       18,449
------------------------------------------------------------------------------------------------------------------------
    Net cash from operating activities      $ 358,866   $ 296,288     $ 656,746    $ 737,118     $ 872,236   $1,041,783
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures          $(113,148)  $ (87,863)    $(293,126)   $(259,038)    $(400,480)  $ (386,511)
  Purchase of leased equipment                      -           -             -      (11,500)            -      (11,500)
  Nuclear decommissioning trust funds          (5,901)    (10,428)      (29,193)     (39,064)      (36,692)     (40,451)
  Non-utility investments                       1,173        (767)        1,993       (1,287)       (9,563)      (1,337)
  Changes in current assets and liabilities     9,413       3,761         5,825        1,271         9,596        8,315
  Other                                       (24,668)    (11,980)      (30,632)      (2,863)      (39,306)      (7,342)
------------------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities   $(133,131)  $(107,277)    $(345,133)   $(312,481)    $(476,445)  $ (438,826)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Sale of long-term debt                    $       -   $ 200,000     $       -    $ 200,000     $       -   $  360,000
  Funds received from trustees                 22,175       2,850        22,175       10,385        62,260       75,385
  Decrease in short-term borrowings          (138,877)    (14,464)      (36,489)     (60,732)      (74,472)     (25,502)
  Redemption of long-term debt                (22,175)   (221,135)      (41,389)    (247,884)      (51,539)    (587,599)
  Premiums on reacquired long-term debt
    and preferred stock                          (565)    (11,058)         (565)     (11,271)         (857)     (27,766)
  Purchase of common stock                          -     (59,855)            -      (59,855)            -      (59,855)
  Dividends on common and preferred stock     (82,018)    (83,146)     (246,044)    (249,434)     (328,055)    (332,575)
  0ther                                        (4,636)     (1,147)       (5,099)      (1,680)       (6,041)      (3,309)
------------------------------------------------------------------------------------------------------------------------
   Net cash used for financing activities   $(226,096)  $(187,955)    $(307,411)   $(420,471)    $(398,704)  $ (601,221)
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS                $    (361)  $   1,056     $   4,202    $   4,166     $  (2,913)  $    1,736
CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF THE PERIOD                      12,685      14,181         8,122       11,071        15,237       13,501
------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF THE PERIOD                         $  12,324   $  15,237     $  12,324    $  15,237     $  12,324   $   15,237
========================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest
   capitalized)                             $  49,199   $  77,993     $ 188,898    $ 222,777     $ 255,496    $ 298,112
  Income taxes paid                            60,757      67,274       137,237      136,479       183,930      219,979
  New capital lease obligations                 6,564       1,787         4,455        7,689         6,093       11,426
  Exchange of preferred stock for
    long-term debt                             49,878           -        49,878            -        49,878            -
========================================================================================================================

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)





                                                  Common Stock          Premium                      Retained
                                           -------------------------      on          Common         Earnings
                                                           $10 Par      Common         Stock       Used in the
                                              Shares        Value        Stock        Expense        Business
                                           --------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994               144,863,447   $1,448,635    $545,825    $ (47,461)       $ 1,379,081

  Issuance of common stock on conversion
    of convertible cumulative preferred
    stock, 5 1/2% series                       170,692        1,706       1,314          (67)

  Expense associated with preferred
    stock redeemed                                                                                       (1,624)

  Net income                                                                                            353,002

  Cash dividends declared

    Common stock - $1.545  per share                                                                   (223,897)

    Cumulative preferred stock*                                                                         (21,217)
---------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995              145,034,139   $1,450,341    $547,139    $ (47,528)       $ 1,485,345
===============================================================================================================
*At established rate for each series.





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

NOTE 2 - FERMI 2

      As discussed in Note 2 of the Annual Report Notes and Note 2 of the Quarterly Report Notes, Fermi 2 was out of service in 1994. On December 25, 1993, the reactor automatically shut down following a turbine-generator failure. Major repairs were completed in 1994 and early 1995. The unit was operating at 878 MW at the end of September 1995 and the unit's capacity factor was 44% for the nine-month period ended September 30, 1995. The Company expects that most repair costs related to returning the Fermi 2 turbine-generator to service will be covered by insurance. These costs are estimated to be approximately $80 million. The Company has received partial insurance payments of $45 million for property damage through September 30, 1995. In addition, the Company has received insurance payments of $71.5 million for replacement power costs through September 30, 1995.

      The Company is currently operating Fermi 2 without the large seventh and eighth stage turbine blades. The new turbine shafts and blades are being manufactured for the plant's three low-pressure turbines and will be installed during the next refueling outage in 1996.

      The expected cost of replacing the major turbine components in 1996 has been increased from between $30 million and $40 million to between $45 million and $50 million. These costs will not be covered by insurance. These costs will be capitalized and are expected to be recovered in rates because such costs are less than the cumulative amount available under the cap on Fermi 2 capital expenditures, a provision of the MPSC's December 1988 order.

NOTE 3 - RATE MATTERS

      As discussed in Note 3 of the Annual Report Notes and Note 3 of the Quarterly Report Notes, Fermi 2 was out of service in 1994 and will operate at a reduced power output until the installation of major turbine components during the next refueling outage in 1996. Therefore, the three-year rolling average capacity factor utilized in the Fermi 2 performance standard calculation will be unfavorably affected in 1995-1998, which will result in an estimated capacity factor disallowance in the range of $40 million to $55 million. The plant's three-year rolling average capacity factor was 53.7% for 1994 utilizing a capacity of 1,093 MW for 1992 and 1993 and 1,139 MW for 1994. The three-year rolling average capacity factor for the top 50% of U.S. boiling water reactors was 78.6% for 1994. At September 30, 1995, the Company had accrued $45.5 million for the Fermi 2 capacity factor performance standard disallowances that are expected to be imposed by the MPSC during the period 1995-1998, based on the following assumptions:

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

NOTE 4 - SALE OF ACCOUNTS RECEIVABLE AND UNBILLED REVENUES

      As discussed in Note 5 of the Annual Report Notes and Note 4 of the Quarterly Report Notes, the Company has an agreement providing for the sale, assignment and repurchase, from time to time, of an undivided ownership interest in up to $200 million of the Company's customer accounts receivable and unbilled revenues. At December 31, 1994, customer accounts receivable and unbilled revenues in the Consolidated Balance Sheet were reduced by $200 million reflecting such sales. During the nine-month period ended September 30, 1995, customer accounts receivable and unbilled revenues increased as the Company repurchased the $200 million. Therefore, at September 30, 1995, there were no sales under this agreement.

NOTE 5 - LONG-TERM DEBT

      In July 1995, the Company announced an offer to exchange up to 4,200,000 depositary shares, each representing a one-quarter interest in a share of the Cumulative Preferred Stock, 7.75% Series, for up to $105,000,000 of the Company's new 8.50% Deeply Subordinated QUIDS. On August 15, 1995, 1,995,108 depositary shares were accepted for exchange of $49,877,700 aggregate principal amount of QUIDS.

      The QUIDS will mature on September 30, 2025 and will bear interest at an annual rate of 8.50%. Interest will be payable quarterly provided that, so long as an event of default has not occurred and is not continuing with respect to the QUIDS, the Company will have the right, upon prior notice by public announcement given in accordance with New York Stock Exchange rules at any time, to extend the interest payment period at any time and from time to time on the QUIDS for up to 20 consecutive quarterly interest payment periods. As a consequence, quarterly interest payments on the QUIDS would be deferred but would continue to accrue during any deferral period. In the event that the Company exercises this right, the Company may not declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during such deferral period, other than redemptions of any series of capital stock of the Company pursuant to the terms of any sinking fund provisions with respect thereto. In addition, during any deferral period, the Company may not make any advance or loan to, or purchase any securities of, or make any other investment in, any affiliate of the Company, including DTE Energy Company (formerly known as DTE Holdings, Inc.), for the purpose of, or to enable the payment of, directly or indirectly, dividends on any equity securities of DTE Energy Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

     As discussed in Note 12 of the Annual Report Notes and in Note 5 of the Quarterly Report Notes, the Company and 23 other potentially responsible parties ("PRPs") have been involved since January 1989 with the Carter Industrial superfund site in Detroit, Michigan. On May 22, 1995, the U.S. District Court for the Eastern District of Michigan approved an Environmental Protection Agency ("EPA") amendment to the Record of Decision regarding the method of remediation of the site to allow removal and landfilling of the contaminated soil, which will reduce the Company's portion of the cleanup costs by $3-4 million. On July 14, 1995, the PRP group awarded a contract to complete the remediation. There continues to be the possibility that EPA may, through subsequent proceedings, require a cleanup of the sewer and sewer outfall emptying into the Detroit River. At this time, it is impossible to predict what further impact, if any, this matter will have upon the Company.

NOTE 7 - NEW ACCOUNTING STANDARD

     As discussed in Note 6 of the Quarterly Report Notes for the quarter ended June 30, 1995, in March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that a loss be recognized whenever a regulator excludes all or part of a regulatory asset from a company's allowable costs. The Company is continuing to review SFAS 121, but does not expect that the application of this statement will have a material impact on its financial position or results of operations based on the current regulatory structure in which the Company operates.

                   _______________________________________

      This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 12) will automatically be incorporated by reference in the Prospectuses constituting part of the Company's Registration Statements on Form S-3 (Registration Nos. 33-50325, 33-53207, 33-57095 and 33-64296), and Form S-8
(Registration No. 33-32449), and Form S-4 (Registration No. 33-57545) of DTE Holdings, Inc., filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Detroit Edison Company

      We have reviewed the accompanying consolidated balance sheet of The Detroit Edison Company and subsidiary companies as of September 30, 1995, and the related consolidated statements of income and of cash flows for the three-month, nine-month and twelve-month periods then ended, and the consolidated statement of common shareholders' equity for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

      The interim financial statements as of September 30, 1994, and for the three-month, nine-month and twelve-month periods then ended were reviewed by other accountants whose report dated November 7, 1994 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Detroit, Michigan
November 6, 1995

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This analysis for the three, nine and twelve months ended September 30, 1995, as compared to the same periods in 1994, should be read in conjunction with the consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

RESULTS OF OPERATIONS

      Total and per share earnings for common stock increased in the three- and nine-month periods due to higher electricity sales, reflecting the impact of record summer temperatures and continued strong economic activity on the demand
for electricity.   Operating revenues increased due to higher system sales, a revenue reserve in 1994 for estimated Fermi 2 performance disallowances in 1994-1998 and higher revenues from interconnection sales, partially offset by lower PSCR clause revenues and lower rates.

      For the twelve-month period, as compared to the same period a year ago, total earnings for common stock were slightly lower, while per share earnings for common stock were the same as the prior period due to a decrease in average common shares. A January 1994 order by the MPSC reduced rates by $78 million annually and increased depreciation and other operation expenses. In addition, accretion income decreased and amortization of the Fermi 2 nuclear power plant phase-in plan increased significantly. Also, since Fermi 2 was down for repair during 1994, the Company elected to upgrade various plant facilities, which increased maintenance expense, and also established a revenue reserve for estimated performance disallowances in 1994-1998. The decrease in earnings for common stock was limited by higher system sales, lower property and Michigan Single Business tax expenses and lower net interest charges.

      At September 30, 1995, the book value of the Company's common stock was $23.63 per share, an increase of $0.74 per share or 3.2% since December 31, 1994. Return on average total common shareholders' equity was 12.4% and 12.8% for the twelve months ended September 30, 1995 and 1994, respectively.

      The ratio of earnings to fixed charges was 3.31 and 3.14 for the twelve months ended September 30, 1995 and 1994, respectively. The ratio of earnings to fixed charges and preferred stock dividend requirements for the 1995 and 1994 twelve-month periods was 2.89 and 2.76, respectively.

OPERATING REVENUES
------------------------------------------------------------------------------
Total operating revenues increased (decreased), as compared to the same period a year ago, due to the following factors:

                                                                       Three        Nine       Twelve
                                                                      Months       Months      Months
                                                                      ------       ------      ------
                                                                                 (Millions)
      Rate changes
         MPSC rate reduction                                          $   -       $  (5)      $ (26)
         Special manufacturing contracts                                 (9)        (18)        (18)
         PSCR Clause                                                    (17)        (45)        (83)
                                                                      -----------------------------
                                                                        (26)        (68)       (127)

      System sales volume and mix                                        86         117         138
      Interconnection sales                                              13           2         (10)
      Fermi 2 capacity factor performance
         standard reserve (see Note 3)                                   20           4          (7)
      Other - net                                                        (5)         (3)         (8)
                                                                      -----------------------------
             Total                                                    $  88       $  52       $ (14)
                                                                      =============================

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

     On March 23, 1995, the MPSC issued an order approving the Company's 10-year special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation. The revenue reductions from these contracts initially will amount to approximately $30 million annually and increase to $50 million annually in 1999-2004, which the Company expects to offset by further reducing its operating expenses.

     The decreases in PSCR Clause revenues resulted from lower fuel and purchased power expenses.

kWh SALES

      kWh sales increased (decreased), as compared to the same period a year ago, as follows:

                                                                      Three           Nine          Twelve
                                                                     Months          Months         Months
                                                                     ------          ------         ------
      Residential                                                     20.8   %        7.3  %         5.5  %
      Commercial                                                       2.6            2.1            2.1
      Industrial                                                       0.5            3.2            3.6
      Other (includes primarily sales for resale)                     16.1            6.9            0.8
           Total System                                                7.6            4.0            3.4
      Interconnection                                                196.1           34.2           (5.3)
           Total                                                      13.4            5.5            2.9

      The increases in residential and commercial sales reflect substantially warmer summer weather. Commercial sales also reflect an improvement in economic conditions.

      The increases in industrial sales reflect higher sales to automotive customers, increased sales to other industrial customers and higher steel sales for the nine-month and twelve-month periods due to strong demand from the automotive and construction sectors and growth in exports. The increased sales to other customers reflect increased load requirements of wholesale for resale customers.

      Interconnection sales increased in the three- and nine-month periods due to the improved availability of energy for sale in meeting the increased demand for energy during the warmer summer period.

OPERATING EXPENSES
--------------------------------------------------------------------------------
FUEL AND PURCHASED POWER

Fuel and purchased power expenses increased (decreased), as compared to the same period a year ago, due to the following factors:

                                                          Three                Nine                   Twelve
                                                          Months              Months                  Months
                                                          ------              ------                  ------
                                                                            (Millions)
      Net system output                                $   33               $   39                $    29
      Average unit cost                                   (22)                 (68)                   (59)
      Fermi 2 business interruption
           insurance proceeds                               -                  (5)                    (71)
      Other                                                 -                  (4)                     (1)
                                                       ----------------------------------------------------
           Total                                       $   11               $ (38)                $  (102)
                                                       ====================================================

Net system output and average unit costs were as follows:

                                             Three Months              Nine Months             Twelve Months
                                             ------------              -----------             -------------
                                           1995        1994         1995         1994         1995        1994
                                           ----        ----         ----         ----         ----        ----
                                                           (Thousands of Megawatthours, "MWh")
      Power plant generation
           Fossil                          10,830       10,738      31,517       31,999       41,961       41,866
           Nuclear                          1,917            -       3,240            -        3,207        2,086
      Purchased power                       2,018        2,083       4,724        5,245        6,077        5,586
                                          -----------------------------------------------------------------------

      Net system output                    14,765       12,821      39,481       37,244       51,245       49,538
                                           ======================================================================


      Average unit cost ($/MWh)            $15.54       $17.04      $15.54       $17.27       $15.62       $16.77
                                           ======================================================================

      Fuel and purchased power expenses increased for the three-month period due to higher net system output, partially offset by lower average unit cost. For the nine- and twelve-month periods, fuel and purchased power expenses decreased due to lower average unit costs resulting from the increased use of lower-cost low sulfur western coal, an increase in lower cost nuclear generation and the receipt of Fermi 2 business interruption insurance proceeds. Fermi 2 was out of service in 1994 and early 1995 as a result of a turbine-generator failure in December 1993.

OTHER OPERATION

Three Months

      Other operation expense increased due to a reserve for the write-off of obsolete and excess stock material ($15.0 million), higher storm expenses ($11.6 million), a reserve for settlement of the Ludington fish mortality case ($8.4 million), Electric Power Research Institute dues ($4.8 million) and employee reorganization expenses ($2.6 million). These increases were partially offset by expenses recorded in the year-earlier period for service quality claims expenses ($8.7 million) and to lower nuclear plant ($4.6 million) and postretirement health care and life insurance benefits ($3.8 million) expenses.

Nine Months

      Other operation expense increased due to a reserve for the write-off of obsolete and excess stock material ($15.0 million), higher storm expenses ($10.7 million), a reserve for settlement of the Ludington fish mortality case ($8.4 million), incentive award expenses related to a shareholder value improvement plan ($6.2 million), higher demand-side management expenses ($5.6 million), Electric Power Research Institute dues ($4.8 million) and higher sales expenses ($4.2 million). These increases were partially offset by expenses recorded in the year-earlier period for service quality claims ($8.7 million) and employee reorganization ($5.0 million) and by lower nuclear plant ($6.8 million) and employee retirement plan ($3.1 million) expenses.

Twelve Months

      Other operation expense increased due to a reserve for the write-off of obsolete and excess stock material ($17.6 million), higher postretirement health care and life insurance benefits ($17.4 million), higher storm expenses ($10.7 million), a reserve for settlement of the Ludington fish mortality case ($8.4 million), higher demand-side management expenses ($7.7 million), Electric Power Research Institute dues ($4.8 million) and higher sales expenses ($4.2 million). These increases were partially offset by expenses recorded in the year-earlier period for employee reorganizations ($18.2 million), a reserve for steam purchases under the agreement with the Greater Detroit Resource Recovery Authority ($11.0 million), and service quality claims ($8.7 million) and by lower injuries and damages ($8.3 million), employee retirement plan ($4.0 million) and uncollectible customer account ($2.8 million) expenses.

MAINTENANCE

Three Months

      Maintenance expense increased due to higher storm ($6.3 million) and other transmission and distribution ($1.8 million) expenses, partially offset by lower nuclear plant expenses ($7.4 million).

Nine Months

      Maintenance expense decreased due to lower nuclear plant ($6.4 million) and line clearance ($3.0 million) expenses.

Twelve Months

      Maintenance expense increased due to higher nuclear plant ($4.8 million) and fossil plant ($3.6 million) expenses, partially offset by lower line clearance expenses ($4.3 million).

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased due to increases in plant in service and increased Fermi 2 decommissioning costs authorized by a January 1994 MPSC rate order.

DEFERRED FERMI 2 AMORTIZATION

     Deferred Fermi 2 amortization, a non-cash item of income, was recorded beginning with the Company's purchase of the Wolverine Power Supply Cooperative, Inc.'s ownership interest in Fermi 2 in February 1990. The annual amount of deferred amortization decreases each year through 1999.

AMORTIZATION OF DEFERRED FERMI 2 DEPRECIATION AND RETURN

     Deferred Fermi 2 depreciation and return, non-cash items of income, were recorded beginning with the implementation of the Fermi 2 rate phase-in plan in January 1988. The annual amounts of deferred depreciation and return decreased each year through 1992. Beginning in 1993 and continuing through 1998, these deferred amounts will be amortized to operating expense as the cash recovery is realized through revenues.

TAXES OTHER THAN INCOME TAXES

Three Months

     Taxes other than income taxes increased due to higher property taxes, partially offset by lower payroll and Michigan Single Business taxes.

Nine Months and Twelve Months

     Taxes other than income taxes decreased due to lower property, payroll and Michigan Single Business taxes.

INCOME TAXES

Three Months

      Income taxes increased due to higher pretax income.

Nine Months

      Income taxes increased due to higher pretax income and a tax reduction recorded in the prior period related to the 1987-1988 Internal Revenue Service audit.

Twelve Months

      Income taxes increased due to higher pretax income, higher prior years' federal income tax accrual and a tax reduction recorded in the prior period related to the 1987-1988 Internal Revenue Service audit.

OTHER INCOME AND DEDUCTIONS
-------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS) - NET

Nine Months

     Other deductions increased due to promotional practices expenses ($8.9 million), expenses incurred in the formation of a holding company ($2.5 million) and the write-off of premiums and expenses ($1.7 million) related to a $20 million portion of 1989 Series A General and Refunding Mortgage Bonds not refinanced.

Twelve Months

     Other deductions increased due to promotional practices expenses ($8.9 million), the write-off of premiums and expenses ($6.9 million) related to the $70 million portion of 1989 Series A General and Refunding Mortgage Bonds not refinanced and expenses incurred in the formation of a holding company ($2.5 million), partially offset by the accrual for decommissioning expenses for Fermi 1 in the prior period ($7.6 million).

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

INTEREST CHARGES
--------------------------------------------------------------------------------
LONG-TERM DEBT

Three Months

     Interest expense on long-term debt increased due to the timing of the early redemption and refinancing of securities when economic and the additional issuance of long-term debt.

Nine Months and Twelve Months

     Interest expense on long-term debt decreased due to the early redemption and refinancing of securities when economic and the redemption of maturing securities.

OTHER

Three Months

     Other interest expense decreased due primarily to lower levels of short-term borrowings.

Nine Months and Twelve Months

     Other interest expense decreased due to expense recorded in the year-earlier period for prior years' Michigan Single Business Tax audits and the settlement of 1987 and 1988 federal income tax audits and lower levels of short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

FERMI 2

     Fermi 2 was out of service during 1994. On December 25, 1993, the reactor automatically shut down following a turbine-generator failure. The Company is currently operating Fermi 2 without the large seventh and eighth stage turbine blades. The new turbine shafts and blades are being manufactured for the plant's three low-pressure turbines and will be installed during the next refueling outage in 1996.

     The expected cost of replacing the major turbine components in 1996 has been increased from between $30 million and $40 million to between $45 million and $50 million. These costs will not be covered by insurance. These costs will be capitalized and are expected to be recovered in rates because such costs are less than the cumulative amount available under the cap on Fermi 2 capital expenditures, a provision of the MPSC's December 1988 order.

CASH GENERATION AND CASH REQUIREMENTS
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     Net cash from operating activities increased in the three-month period due to changes in current assets and liabilities and higher net income.

     Net cash from operating activities decreased in the nine- and twelve-month periods due primarily to changes in current assets and liabilities, primarily as a result of the repurchase of $200 million of customer accounts receivable and unbilled revenues.

     Net cash used for investing activities was higher in the three-month period due primarily to increased plant and equipment expenditures. Net cash used for investing activities was higher in the nine- and twelve-month periods due to increased funding of utility investments, increased plant and equipment expenditures and, for the twelve-month period, higher non-utility investments, partially offset by purchases of leased equipment in the prior periods.

     Net cash used for financing activities increased in the three-month period due primarily to a decrease in short-term borrowings, partially offset by the one-time purchase in the prior period of common stock from the trustee of the Detroit Edison Savings & Investment Plans as a result of a plan change. Net cash used for financing activities decreased in the nine- and twelve-month periods due to reduced activity in the Company's extensive debt refinancing program and the one-time purchase in the prior period of common stock from the trustee of the Detroit Edison Savings & Investment Plans as a result of a plan change.

ADDITIONAL INFORMATION

     In July 1995, the Company announced an offer to exchange up to 4,200,000 depositary shares, each representing a one-quarter interest in a share of the Cumulative Preferred Stock, 7.75% Series, for up to $105,000,000 of the Company's new 8.50% Deeply Subordinated QUIDS. On August 15, 1995, 1,995,108 depositary shares were accepted for exchange of $49,877,700 aggregate principal amount of QUIDS.

     On August 1, 1995, the Company issued $22,175,000 of its 1995 Series BP Mortgage Bonds, 6.20%, due August 15, 2025, to collateralize its obligations with respect to the Limited Obligation Refunding Revenue Bonds, Collateralized Series 1995BB issued by the Michigan Strategic Fund. The proceeds of this issue were used to refund $2,175,000 of the Michigan Strategic Fund Limited Obligation Refunding Revenue Bonds, Series 1990 CC, 7%, on August 15, 1995, and $20,000,000 of the County of Monroe, Michigan Pollution Control Revenue Bonds, Series I-1985, 10.125%, on September 1, 1995.

     On September 1, 1995, the Company issued $97,000,000 of its 1995 Series AP Mortgage Bonds, 6.40%, due September 1, 2025, to collateralize its obligations with respect to the Limited Obligation Refunding Revenue Bonds, Collateralized Series 1995AA issued by the Michigan Strategic Fund. The Company intends to use the proceeds of this issue to refund $97,000,000 of the County of Monroe, Michigan Pollution Control Revenue Bonds, Series A-1985, 10.5%, on December 1, 1995.

     On September 28, 1995, the Michigan Strategic Fund issued $82,350,000 of Adjustable Rate Demand Limited Obligation Refunding Revenue Bonds, Series 1995 CC, due September 1, 2030, which are obligations of the Company under a Loan Agreement. The bonds are in a floating interest rate mode. The proceeds of this issue were used to refund $7,350,000 of the Michigan Strategic Fund Limited Obligation Refunding Revenue Bonds, Series 1990 AA, 7.75%, on October 15, 1995, and will also be used to refund $75,000,000 of the County of Monroe, Michigan Pollution Control Revenue Bonds, Series A-1985, 9.625%, on December 1, 1995.

     The Company called for redemption, all of its outstanding shares of 5 1/2% Series Convertible Cumulative Preferred Stock on October 15, 1995. The redemption price was $100 per share. Stockholders had the right to convert shares of the 5 1/2% Series Preferred Stock into shares of the Company's Common Stock until the close of business on October 15, 1995. The conversion ratio was 5.62 shares of Common Stock for each share of the 5 1/2% Series Preferred Stock.

     The Company's 1995 cash requirements for its capital expenditure program are estimated at $422 million, of which $288 million had been expended as of September 30, 1995.

     The Company's internal cash generation in 1995 is expected to be sufficient to meet cash requirements for capital expenditures as well as scheduled redemptions not subject to refinancing.

     The Company had short-term credit arrangements of approximately $405 million at September 30, 1995, under which $3 million of borrowings were outstanding.

CAPITALIZATION
--------------------------------------------------------------------------------

     The Company's capital structure as of September 30, 1995 was 45.1% common shareholders' equity, 4.3% preferred stock and 50.6% long-term debt (including $49,877,700 or 0.7% of Deeply Subordinated QUIDS) as compared to 44.2%, 5.0% and 50.8%, respectively, at December 31, 1994.

COMPETITION
--------------------------------------------------------------------------------

     On December 5, 1994, the Company's Board of Directors approved the formation of a holding company. The Company's shareholders approved this organizational structure at the Company's April 24, 1995 Annual Meeting of Common Shareholders. Since all regulatory approvals have been received, the holding-company structure will be established January 1, 1996 as DTE Energy Company ("DTE").

     The Company's Common Stock will be exchanged share-for-share for the common stock of DTE. The Company will become a subsidiary of DTE with DTE owning all of the Company's Common Stock. The Company's Preferred Stock, Preference Stock (none of which is outstanding), General and Refunding Mortgage Bonds, and other debt securities will be unchanged and will continue to be securities and obligations of the Company.

JULY 13-16, 1995 STORMS
--------------------------------------------------------------------------------

     On July 13, 15 and 16, severe weather conditions damaged property within the Company's service area and caused numerous customer outages. As a result of the severe weather, the Company incurred storm costs totaling approximately $27 million. Of this amount, $19 million was charged to other operation and maintenance expense, $3 million was capitalized and $5 million was recorded as an insurance claim receivable.

     The MPSC held public hearings during August 1995 to solicit public comments on the Company's response to electric outages caused by the storm. On October 6, 1995, the MPSC Staff filed its report reviewing the July 1995 storm-related distribution outages. The MPSC Staff report is generally favorable concerning the performance of the Company in response to the storm, but does include several recommendations that additional attention be directed toward pockets of customers who are experiencing an unacceptably high frequency of outages. In a report filed on October 20, 1995, the Company responded to the MPSC that while it had fulfilled its storm-related reliability commitment and in 1991 had put forth a three year plan to further improve reliability for customers that had experienced outages, further improvements were essential.
In its report, the Company specifically recommended improvements to overall service reliability and customer satisfaction with reliability through implementing an enhanced reliability improvement plan for 1995-1997 and specific service recovery strategies, establishing a customer ombudsman, and improving customer communications and restoration estimates. Also, the Company recommended establishing service standards for basic electric service reliability of two or fewer sustained, non-catastrophic storm outages per year. The MPSC may schedule further proceedings after review of the reports.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

         On September 7, 1995, the Company, along with two other utilities, filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit. The petition seeks to overturn a decision of the United States Department of Energy ("DOE") that it does not have a legal obligation to begin accepting spent nuclear fuel from nuclear utilities commencing January 31, 1998. The petition seeks to affirm that such an obligation exists and to establish court oversight of the development of a schedule by the DOE to accept spent nuclear fuel by that date. This action has been consolidated with existing litigation brought by a number of other utilities as well as a number of states. The United States Court of Appeals has granted a motion to expedite the briefing schedule and set oral arguments for January 17, 1996.

See Note 6.

ITEM 5 - OTHER INFORMATION.

         As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Competitive Bidding" of the Annual Report and in Item 5 - Other Information of the Quarterly Report for the quarter ended June 30, 1995, on May 1, 1995, the Company filed its preliminary Request for Proposal ("RFP") to solicit bids for the acquisition of new capacity starting in the year 2004. The filing describes Detroit Edison's future requirements for additional generating capacity and addresses the role competitive bidding will play in meeting that capacity need. To better serve its customers in an increasingly competitive marketplace, the Company is proposing customer load management options which have the potential to provide an additional 500 MW of peak reduction by the year 2003. On July 14, 1995, the Company updated its case to reflect the MPSC's June 19, 1995 Retail Wheeling order. The Company filed, as required by that MPSC order, a proposed retail wheeling tariff and proposal for implementing the retail wheeling program. The need for capacity will determine the retail wheeling program start date. On October 13, 1995, the MPSC Staff submitted its direct testimony suggesting that Detroit Edison will need more capacity by 1997 and that the experiment should begin in 1998.

         As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Retail Wheeling" of the Annual Report and in Item 5 - Other Information of the Quarterly Report for the quarter ended June 30, 1995, the MPSC has been considering the propriety of an experimental retail wheeling program. On May 8, 1995, the U.S. District Court, Western District of Michigan, Southern Division, issued an order granting the MPSC's Motion to Dismiss the Company's declaratory judgment action in connection with the MPSC's April 11, 1994 interim order. On June 19, 1995, the MPSC issued a final order finding that an experimental retail wheeling program is in the public interest and establishing rates and charges for the five-year experimental program. Under the program, retail wheeling customers would make their own arrangements to procure power. Implementation of the experimental program would be limited to 90 MW for Detroit Edison and will be coordinated with the Company's next solicitation of new capacity. On July 19, 1995, the Company filed a claim of appeal with the Michigan Court of Appeals. Also, on July 19, 1995, Consumers, ABATE and Dow Chemical Company filed petitions for rehearing and/or clarification of the June 19, 1995 order with the MPSC. On September 7, 1995, the MPSC issued an Order on Rehearing which left its previous orders substantially unchanged. Consumers, ABATE and Dow Chemical Company have joined Detroit Edison in filing claims of appeal with the Michigan Court of Appeals. Briefs of Appellants are due on December 4, 1995.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission" of the Annual Report and in Item 5 - Other Information of the Quarterly Report for the quarter ended March 31, 1995, in 1994 the MPSC issued an order approving a settlement agreement resolving the issues concerning the reconciliation of the Company's 1993 PSCR plan. On March 30, 1995, the Company submitted its 1994 PSCR reconciliation filing with the MPSC. The application states that expenses exceeded revenues by $49.9 million. However, after calculation of the Fermi 2 performance standard disallowance pursuant to the methodology approved by the MPSC in a January 25, 1995 settlement agreement, the Company experienced a net over-recovery of approximately $5 million. Subsequently, a partial settlement agreement of $7.7 million is pending approval before the MPSC. The remaining dispute, involving the Fermi 2 performance standard, is in litigation and a MPSC order is expected in December 1995 or January 1996.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Conservation and Demand-Side Management Programs" of the Annual Report, the January 21, 1994 MPSC order authorized a three-year $41.5 million Demand-Side Management ("DSM") program. On September 1, 1994, the Company filed for approval of a DSM surcharge for 1995. The Company's 1995 DSM plan includes measures which pass the Ratepayer Impact Measure test and customer value DSM measures totaling $4.9 million. An MPSC order approving the Company's plan was issued July 31, 1995. On September 1, 1995, the Company filed for approval to eliminate the DSM surcharge, effective January 1, 1996.

     On September 11, 1995, the Company filed an application with the MPSC requesting ex parte approval of a long-term purchase of capacity and energy from Ontario Hydro. The purchase is for 300 MW, on a seasonal basis from mid-May through mid-September for the years 1996 through 2001. This purchase will offset a concomitant agreement to lease 312 MW, of the Company's 917 MW Ludington Pumped Storage Plant capacity entitlement, to the Toledo Edison Company for essentially the same time period. The net economic effect of the Ludington lease and the Ontario Hydro purchase will be to provide the Company's customers with an estimated reduction in PSCR expense of $74 million which will be passed through to customers through the PSCR clause. On October 25, 1995, the MPSC issued an order approving the Company's long-term capacity purchase from Ontario Hydro.

     An all time high peak demand of 10,049 MW was experienced for the Company's system on August 14, 1995, with a reserve margin of 2.3%. The previous peak was 9,878 MW set on June 19, 1995. The 1995 peak demand was higher than projected due to extreme weather conditions. The lower than projected reserve margin resulted from the high peak demand. Based on the current load forecast and planned generating capability, the Company estimates that its summer reserve margin, expressed as a percentage of peak demand, will be approximately 17% for 1996 and 16% for 1997. Included as part of the 1996 and 1997 reserve margin projections are the Company's present and projected capacity purchases and anticipated peak reductions due to the implementation of various demand-side management programs, including the R-10 interruptible rate. The 1996 and 1997 reserve margins are above the Company's current planning criterion, which specifies a minimum reserve margin of 12%.

     On October 31, 1995, Michigan Governor John Engler appointed David A. Svanda to a term on the MPSC expiring July 2, 1997. The appointment is subject to the advice and consent of the State Senate.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      (i)    Exhibits filed herewith.

             Exhibit
             Number
             ------

            4-174   -   Supplemental Indenture, dated as of August 1, 1995, establishing the 1995 Series AP and 1995 Series BP Mortgage Bonds.

            4-175   -   Fourth Supplemental Note Indenture, dated as of August 15, 1995.

            11-24   -   Primary and Fully Diluted Earnings Per Share of Common Stock.

            15-60   -   Awareness Letter of Deloitte & Touche LLP regarding their report dated November 6, 1995.

            27-5    -   Financial Data Schedule for the period ended September 30, 1995.

            99-33   -   Irrevocable Grantor Trust with respect to Deferring the payment of
                        Directors' Fees (August 1995).

            99-34   -   Irrevocable Grantor Trust with respect to Retirement Plan for Non-
                        Employee Directors (August 1995).

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

             Exhibit
             Number
             ------

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

             Exhibit
             Number
             -------

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

           Exhibit
           Number
           ------

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

           Exhibit
           Number
           ------
           99(m) - First Amendment, dated as of September 1, 1994, to
                   $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent
                   (Exhibit 99-20 to Form 10-Q for quarter ended
                   September 30, 1994).

      (b)  Reports on Form 8-K

           The Company did not file any Reports on Form 8-K during the third quarter of 1995.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        THE DETROIT EDISON COMPANY
                                    ------------------------------------
                                               (Registrant)





Date   November 6, 1995                   /s/ ELAINE M. GODFREY
       ----------------             ------------------------------------
                                            Elaine M. Godfrey
                                       Assistant Corporate Secretary





Date   November 6, 1995                   /s/ RONALD W. GRESENS
       ----------------             ------------------------------------
                                            Ronald W. Gresens
                                       Vice President and Controller

                           The Detroit Edison Company

                                File No. 1-2198

                         Quarterly Report on Form 10-Q
                    for the Quarter ended September 30, 1995

                                 Exhibit Index

(a)   Exhibits

      (i)    Exhibits filed herewith.

             Exhibit                                                                                    Page
             Number                                                                                     Number
             -------                                                                                    ------
             4-174 - Supplemental Indenture, dated as of August 1, 1995, establishing the 1995 Series AP and 1995 Series BP Mortgage Bonds.

             4-175 - Fourth Supplemental Note Indenture, dated as of August 15, 1995.

             11-24 - Primary and Fully Diluted Earnings Per Share of Common Stock.

             15-60 - Awareness Letter of Deloitte & Touche LLP regarding their report dated
                     November 6, 1995.

             27-5  - Financial Data Schedule for the period ended September 30, 1995.

             99-33 - Irrevocable Grantor Trust with respect to Deferring the payment of
                     Directors' Fees (August 1995).

             99-34 - Irrevocable Grantor Trust with respect to Retirement Plan for Non-Employee
                     Directors (August 1995).
                                                                                                       See Page
                                                                                               Numbers ________
                                                                                                through _______
                                                                                                   for location
                                                                                                    of Exhibits
                                                                                                   Incorporated
                                                                                                   by reference


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

                     September 15, 1993
                     March 1, 1994
                     June 15, 1994
                     August 15, 1994
                     December 1, 1994


Exhibit
Number
------
             4(f)  - Collateral Trust Indenture (notes), dated June 30, 1993.

             4(g)  - First Supplemental Note Indenture, dated as of June 30, 1993.

             4(h)  - Second Supplemental Note Indenture, dated as of September 15, 1993.

             4(i)  - Third Supplemental Note Indenture, dated as of August 15, 1994.

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

            99(d)  - First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February February 1, 1990 between the Company and Renaissance.

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