Form 10-Q
period 2001-06-30
DETROIT EDISON CO
filed 2001-08-14
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

1-2198	The Detroit Edison Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-8000	38-0478650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                     No

THE DETROIT EDISON COMPANY
FORM 10-Q
For The Quarter Ended June 30, 2001

Page

Definitions	3

Part I — Financial Information	10

Item 1 — Financial Statements

Consolidated Statement of Income (Unaudited)	10

Consolidated Statement of Cash Flows (Unaudited)	11

Consolidated Balance Sheet (Unaudited)	12

Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)	14

Notes to Consolidated Financial Statements (Unaudited)	15

Independent Accountants’ Report	20

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	9

Part II — Other Information	21

Item 1 — Legal Proceedings	21

Item 5 — Other Information	21

Item 6 — Exhibits and Reports on Form 8-K	23

Signature Page	27

DEFINITIONS

Annual Report	2000 Annual Report to the Securities and Exchange Commission on Form 10-K for The Detroit Edison Company, filed with the DTE Energy Company Annual Report on Form 10-K

Annual Report Notes	Notes to Consolidated Financial Statements appearing on pages 41 through 71 and 76 through 78 of the Annual Report

DTE	DTE Energy Company and Consolidated Subsidiary Companies

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Consolidated Subsidiary Companies

Electric Choice	Electric customer access to competitive generation resources

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

kWh	Kilowatthour

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

Note(s)	Note(s) to Consolidated Financial Statements (Unaudited) appearing herein

PSCR	Power Supply Cost Recovery

Quarterly Report	Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2001, filed with the DTE Energy Company Quarterly Report on Form 10-Q

Quarterly Report Notes	Notes to Consolidated Financial Statements (Unaudited) appearing on pages 16 through 23 of the Quarterly Report

Registrant	Detroit Edison

SFAS	Statement of Financial Accounting Standards

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This analysis for the three-and six-month periods ended June 30, 2001, as compared to the same periods in 2000, should be read in conjunction with the consolidated financial statements (unaudited), the accompanying Notes, the Annual Report Notes and Quarterly Report Notes.

ELECTRIC INDUSTRY RESTRUCTURING

Pursuant to Michigan legislation and MPSC orders, on March 9, 2001, Detroit Edison sold $1.750 billion of stranded costs to its Securitization LLC subsidiary, and the Securitization LLC issued $1.750 billion of securitization bonds. Detroit Edison is in the process of using the proceeds of the bonds to retire debt and equity, as required.

As a result of Detroit Edison’s June 2000 5% rate reduction, sale of certain of its stranded costs and the related sale of Securitization Bonds, Detroit Edison’s operating revenues and income are expected to be reduced in 2001 and future years. This revenue reduction is offset by the certainty of stranded cost recovery that resulted from the issuance of the Securitization Bonds.

In October 2000, the MPSC initiated a case to determine the methodology of calculating net stranded costs, as required by Public Act 141 of 2000 (PA 141). In a filing on February 23, 2001, Detroit Edison defined net stranded costs as the economic harm that results from the loss of bundled rate generation revenue resulting from Electric Choice, offset by the benefits received when Detroit Edison sells this available power into the market. Detroit Edison proposed a zero transition charge for the year 2002. A transition charge or credit would begin in 2003, based on actual net stranded costs or benefits, as defined, experienced in 2002. The MPSC Staff proposed to determine a net stranded cost transition charge based on revenue requirements for the fixed cost component of generation plant, with a surcharge floor of zero. Other parties proposed different methodologies that would result in credit surcharges. An order is not expected before the fourth quarter 2001.

Effective January 2001, Detroit Edison transferred its transmission assets, with a book value of approximately $390 million, to a wholly owned subsidiary, International Transmission Company (ITC). On May 31, 2001, Detroit Edison distributed 100 percent of the shares of ITC to DTE. Detroit Edison expects that the transaction and the related impact of the ratemaking process will have the effect of reducing net income by approximately $15 million in 2001 and approximately $52 million per year thereafter, from 2000 levels.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Net cash from operating activities was higher due primarily to decreases in accounts receivable, increases in accounts payable, and changes in other assets and liabilities, partially offset by lower net income.

Cash Used for Investing Activities

Net cash used for investing activities was higher due to increased plant and equipment expenditures.

Cash From Financing Activities

Net cash used for financing activities was higher due primarily to the redemptions of short-term borrowings and long-term debt and the buyback of common stock, offset by the issuance of Securitization Bonds.

Detroit Edison is subject to the jurisdiction of the Federal Energy Regulatory Commission with respect to its financing authority. On May 31, 2001, FERC issued an order authorizing up to $1 billion of short-term borrowings over the succeeding two-year period. On July 10, 2001, FERC issued an order authorizing up to $1 billion long-term borrowing authority over the succeeding two-year period.

Detroit Edison has a $750 million effective debt registration statement.

Detroit Edison anticipates that it will refinance its obligations with respect to two tax-exempt issues (Michigan Strategic Fund Collateralized Series 1991CC in the amount of $41.48 million and Collateralized Series 1991DD in the amount of $98.375 million), during the second half of 2001. This refinancing is subject to approval from the Michigan Strategic Fund.

On July 27, 2001, Detroit Edison terminated its nuclear fuel financing arrangement with Renaissance Energy Company. On that date, Detroit Edison purchased all of its leased nuclear fuel for $79 million and funded that purchase through the issuance of commercial paper. At June 30, 2001, Detroit Edison classified its nuclear fuel lease obligation as a current liability.

RESULTS OF OPERATIONS

For the three-month period Detroit Edison incurred a net loss of $77 million, compared to net income of $91 million for the same period in 2000. For the six-month period net income was $36 million compared to $188 million for the same period in 2000. This decrease was primarily due to the $163 million ($106 million after tax) restructuring charge Detroit Edison recorded in June 2001, and the impacts of changes in fair value of derivative instruments required by Detroit Edison’s adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, on January 1, 2001. See “Note 3 — Restructuring Charge” herein for additional information.

As a result of the suspension of the PSCR clause in June 2000, Detroit Edison’s distribution of yearly earnings has shifted significantly. The first and fourth quarters of the year show higher earnings, while lower earnings are realized in the second and third quarters. The PSCR clause suspension also has an impact on earnings, since rates are no longer adjusted for changes in fuel and purchased power expenses.

Operating Revenues

Operating revenues increased (decreased) due to the following:

	Three Months	Six Months

	(Millions)

5% Rate reduction	$(33)	$(50)

System sales volume and mix	(44)	(44)

Cessation of PSCR mechanism	(60)	(14)

Wholesale sales	51	85

Other-net	7	19

Total	$(79)	$(4)

Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

	Three	Six
	Months	Months

Residential	(1.0)%	2.3%

Commercial	(4.2)	(3.8)

Industrial	(12.9)	(10.2)

Other (includes primarily sales for resale)	2.4	(0.2)

Total System	(5.9)	(4.0)

Wholesale sales	(87.0)	2.4

Total	(7.4)	(3.8)

For the three-month period residential sales decreased due to reduced cooling demand. For the six-month period residential sales increased due to greater heating demand. Commercial sales decreased due to increased migration of customers to the Electric Choice program. Industrial sales decreased due to reduced auto and steel production and the end of the Ford Rouge plant replacement energy sales contract. Wholesale sales decreased for the three-month period due to the expiration of an agreement with Consumers Energy.

For the three- and six-month periods, the wholesale sales component of revenues increased $40 million and $47 million, respectively, as a result of recording the net change in fair value for derivatives not designated as hedges.

Operating Expenses

Fuel and Purchased Power

Fuel and purchased power expense increased due to the recording of the net change in fair value for certain derivatives not designated as hedges. For the three- and six-month periods, fuel and purchased power expense increased $72 million and $92 million, respectively, as a result of recording the net change in fair value for these derivatives. Fuel and purchased power expense was also impacted by reduced purchases of higher cost power and greater use of lower cost nuclear power.

System output and average delivered fuel and purchased power unit costs for Detroit Edison were as follows:

	Three Months		Six Months

	2001	2000	2001	2000

		(Thousands of MWh)
Power plant generation

Fossil	9,390	10,036	19,618	19,893

Nuclear	2,316	963	4,729	3,352

Purchased power	1,736	3,246	3,268	5,218

System output	13,442	14,245	27,615	28,463

Average unit cost ($/MWh)

Generation	$12.03	$15.30	$12.20	$14.23

Purchased power	$69.96	$49.44	$57.47	$41.71

Operation and Maintenance

For the three-month period, operation and maintenance expenses increased approximately 7% to $290 million. For the six-month period, operation and maintenance expenses also increased approximately 7% to $546 million. These increases were primarily due to expenses related to increased maintenance and reliability work for power generation and expense related to the funding of the low income and energy efficiency fund required by Michigan legislation.

Depreciation and Amortization

Depreciation and amortization expense was lower due to an extension of the amortization period for certain regulatory assets resulting from the securitization of such assets in March 2001.

Interest Expense

Interest expense was higher due to debt issued for securitization, partially offset by redemptions of higher cost debt with the proceeds of the securitization bonds. Detroit Edison’s refunding of such debt is ongoing and is expected to be completed in the second half of 2001.

Income Taxes (Benefit)

Income taxes decreased due primarily to decreases in pre-tax income and changes in the effective tax rate.

ACCOUNTING FOR DERIVATIVES

SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In general, SFAS No. 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. SFAS No. 133 provides an exemption for certain contracts that qualify as “normal purchases and sales.” To qualify for this exemption, certain criteria must be met, including that it must be probable that the contract will result in physical delivery.

See “Note 6 — Financial and Other Derivative Instruments” herein for additional information.

ENVIRONMENTAL MATTERS

As discussed in the Annual Report, the EPA has initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison has received and responded to information requests from the EPA on this subject. Although no action has been initiated against Detroit Edison, it has closely followed the development of this issue. The Bush Administration has undertaken a review of the EPA’s interpretation of regulations applying to new source review requirements. This review is expected to focus on the ability of fossil-fueled plant owners to perform plant maintenance without additional significant environmentally related modifications. While Detroit Edison anticipates its ability to continue to economically maintain its plants, the outcome of this governmental review cannot be predicted.

As discussed in the Annual Report, Detroit Edison will be impacted by EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. Detroit Edison has spent approximately $117 million and estimates that it will incur approximately $400 to $500 million of future capital expenditures over the next several years.

FORWARD-LOOKING STATEMENTS

Certain information presented herein is based on the expectations of Detroit Edison, and, as such, is forward-looking. The Private Securities Litigation Reform Act of 1995 encourages reporting companies to provide analyses and estimates of future prospects and also permits reporting companies to point out that actual results may differ from those anticipated.

Actual results for Detroit Edison may differ from those expected due to a number of variables including, but not limited to: interest rates, the use of derivative instruments and their related accounting treatment, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to the suspension of the PSCR mechanism, the effects of competition and the phased-in implementation of Electric Choice, the implementation of utility restructuring in Michigan (which involves pending regulatory and related judicial proceedings, and actual and possible reductions in rates and earnings), environmental and nuclear requirements, and the impact of FERC proceedings and regulations. In addition, expected results will be affected by the acquisition of MCN Energy Group Inc. on May 31, 2001, by DTE, Detroit Edison's parent company, and the timing of the accretive effect of such acquisition. While Detroit Edison believes that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned, as well as others.

Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Detroit Edison is subject to commodity price risk in conjunction with the anticipated purchase of electricity to meet reliability obligations during times of peak customer demand. Detroit Edison’s exposure to commodity price risk arises from market fluctuations in commodity prices until the date of the anticipated purchase of electricity. To limit the sensitivity to commodity price fluctuations, Detroit Edison has entered into a series of forward electricity contracts and option contracts. See Note 6 for further discussion of these derivative instruments.

A sensitivity analysis model was used to calculate the impact of changes in fair values of Detroit Edison’s forward electricity and option contracts given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at June 30, 2001. The favorable (unfavorable) changes in fair value are as follows:

	Assuming 10%	Assuming 10%
	Increase in	Decrease in
	Prices	Prices

(Millions)
Forward Electricity and Option Contracts

	$15	$(15)

The Detroit Edison Company
Consolidated Statement of Income (Unaudited)
(Millions)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Operating Revenues	$992	$1,071	$2,016	$2,020

Operating Expenses

Fuel and purchased power	354	336	623	565

Operation and maintenance	290	272	546	512

Depreciation and amortization	160	177	334	359

Taxes other than income	72	72	151	147

Restructuring charge (Note 3)	163	—	163	—

Total Operating Expenses	1,039	857	1,817	1,583

Operating Income (Loss)	(47)	214	199	437

Interest Expense and Other

Interest expense	78	70	150	139

Other — net	—	5	5	9

Total Interest Expense and Other	78	75	155	148

Income (Loss) Before Income Taxes	(125)	139	44	289

Income Taxes (Benefit)	(48)	48	5	101

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	(77)	91	39	188

Cumulative Effect of a Change in

Accounting Principle, Net of Tax (Note 6)	—	—	(3)	—

Net Income (Loss)	$(77)	$91	$36	$188

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Six Months Ended
	June 30

	2001	2000

Operating Activities

Net Income	$36	$188

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	334	359

Restructuring charge	150	—

Other	(129)	(52)

Changes in current assets and liabilities:

Accounts receivable	49	11

Inventories	19	6

Payables	44	13

Other	(45)	(118)

Net cash from operating activities	458	407

Investing Activities

Plant and equipment expenditures	(328)	(282)

Net cash used for investing activities	(328)	(282)

Financing Activities

Issuance of long-term debt	1,750	219

Increase (decrease) in short-term borrowings, net	(232)	20

Increase in restricted cash for debt redemptions	(30)	—

Redemption of long-term debt	(615)	(194)

Repurchase of common stock	(846)	—

Dividends on common stock	(159)	(160)

Net cash used for financing activities	(132)	(115)

Net Increase (Decrease) in Cash and Cash Equivalents	(2)	10

Cash and Cash Equivalents at Beginning of the Period	24	4

Cash and Cash Equivalents at End of the Period	$22	$14

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$122	$133

Income taxes paid	80	98

Noncash Investing and Financing Activities

New capital lease obligations	12	41

Distribution of International Transmission Company to parent	327	—

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	June 30	December 31
	2001	2000

ASSETS

Current Assets

Cash and cash equivalents	$22	$24

Restricted cash	30	—

Accounts receivable

Customer (less allowance for doubtful accounts of $21 and $20, respectively)	312	328

Accrued unbilled revenues	174	188

Other	108	127

Inventories (at average cost)

Fuel	148	163

Materials and supplies	135	139

Assets from risk management activities	49	—

Other	90	25

	1,068	994

Investments

Nuclear decommissioning trust funds	404	398

Other	79	38

	483	436

Property

Property, plant and equipment	10,845	11,433

Property under capital leases	220	220

Nuclear fuel under capital lease	716	705

	11,781	12,358

Less accumulated depreciation and amortization	5,402	5,659

	6,379	6,699

Other Assets

Regulatory assets	1,107	2,686

Securitized regulatory assets (Note 4)	1,717	—

Other	113	171

	2,937	2,857

Total Assets	$10,867	$10,986

See Notes to Consolidated Financial Statements (Unaudited)

	June 30	December 31
	2001	2000

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$272	$253

Accrued interest	84	56

Dividends payable	74	80

Accrued payroll	93	96

Short-term borrowings	13	245

Income taxes	—	54

Current portion long-term debt	93	159

Current portion capital leases	81	41

Liabilities from risk management activities	79	—

Other	244	224

	1,033	1,208

Other Liabilities

Deferred income taxes	1,803	1,811

Capital leases	94	145

Unamortized investment tax credit	161	167

Other	828	588

	2,886	2,711

Long-Term Debt (Notes 4 and 5)	4,546	3,344

Shareholder’s Equity

Common stock, $10 par value, 400,000,000 shares authorized, 134,287,832 and 145,119,875 issued and outstanding, respectively	1,343	1,451

Premium on common stock	507	548

Common stock expense	(44)	(48)

Accumulated other comprehensive loss	(31)	—

Retained earnings	627	1,772

	2,402	3,723

Contingencies (Note 8)

Total Liabilities and Shareholder’s Equity	$10,867	$10,986

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2001

	Shares	Amount

Common Stock

Balance at beginning of year	145,120	$1,451

Repurchase and retirement of common stock	(10,832)	(108)

Balance at June 30, 2001	134,288	$1,343

Premium on Common Stock

Balance at beginning of year		$548

Repurchase and retirement of common stock		(41)

Balance at June 30, 2001		$507

Common Stock Expense

Balance at beginning of year		$(48)

Repurchase and retirement of common stock		4

Balance at June 30, 2001		$(44)

Accumulated Other Comprehensive Loss

Net Unrealized Losses on Derivatives Qualified as Hedges:

Balance at beginning of year		$—

Net change in unrealized gains and losses (Note 7)		(31)

Balance at June 30, 2001		$(31)

Retained Earnings

Balance at beginning of year		$1,772

Net income		36

Dividends declared on common stock ($1.10 per share)		(153)

Distribution of International Transmission Company to parent		(327)

Repurchase and retirement of common stock		(701)

Balance at June 30, 2001		$627

Total Shareholder’s Equity		$2,402

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — CORPORATE STRUCTURE

Detroit Edison, a wholly owned subsidiary of DTE (an exempt holding company under the Public Utility Holding Company Act of 1935, as amended), is a Michigan public utility engaged in the generation, purchase, distribution and sale of electric energy to 2.1 million customers in a 7,600 square-mile Southeastern Michigan service area.

Effective January 2001, Detroit Edison transferred its transmission assets, with a book value of approximately $390 million, to a wholly owned subsidiary, International Transmission Company (ITC). On May 31, 2001, Detroit Edison distributed 100 percent of the shares of ITC to DTE.

NOTE 2 — GENERAL

These consolidated financial statements (unaudited) should be read in conjunction with the Annual Report Notes and the Quarterly Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes and the Quarterly Report Notes.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements are unaudited, but in the opinion of Detroit Edison, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 3 — RESTRUCTURING CHARGE

In the second quarter of 2001, Detroit Edison recorded a restructuring charge of $163 million ($106 million after tax). The charge was associated with a workforce reduction plan in conjunction with DTE’s acquisition of MCN Energy Group Inc., which included early retirement incentives along with voluntary separation arrangements for 890 employees primarily in overlapping corporate support functions. Approximately $13 million of the benefits have been paid as of June 30, 2001, and it is anticipated that the remaining benefits will be paid from Detroit Edison’s retirement plans.

NOTE 4 — SECURITIZATION

Michigan Public Acts 141 and 142 permit Detroit Edison to recover certain stranded costs through securitization. The MPSC approved the issuance of securitization bonds for the benefit of Detroit Edison. Detroit Edison formed The Detroit Edison Securitization Funding LLC (“Securitization LLC”) for the purpose of securitizing its stranded costs.

In March 2001, the Securitization LLC issued $1.750 billion of its Securitization Bonds, Series 2001-1 and Detroit Edison sold $1.750 billion of stranded costs to its Securitization LLC. The Securitization Bonds mature over a period of up to fifteen years and have an average interest rate of 6.3%. Detroit Edison has implemented a non-bypassable surcharge on its customer bills, effective March 26, 2001, for the purpose of collecting amounts sufficient to provide for the payment of interest and repayment of principal.

The Securitization LLC is independent of Detroit Edison, as is its ownership of the securitization property. Due to principles of consolidation, stranded costs sold by Detroit Edison to the Securitization LLC and the $1.750 billion of its securitization bonds appear on Detroit Edison’s balance sheet. Detroit Edison makes no claim to these assets and ownership of such assets has vested in the Securitization LLC and been assigned to the trustee for the Securitization Bonds. Funds collected by Detroit Edison, acting in the capacity of a servicer for the Securitization LLC, are remitted to the trustee for the Securitization Bonds. Neither the securitization property nor funds collected from Detroit Edison’s customers for the payment of costs related to the Securitization LLC and Securitization Bonds are available to Detroit Edison’s creditors.

NOTE 5 — LONG-TERM DEBT

Detroit Edison utilized a portion of the proceeds from securitization to redeem the following debt during the six-month period ended June 30, 2001:

	Interest	Scheduled	Amount
Series	Rate	Redemption	(millions)

1990 Series A	7.904%	04/02/01	$6

1990 Series A	7.904	04/01/02 - 03/31/20	119

1990 Series B	7.904	04/02/01	10

1990 Series C	8.357	04/02/01	3

1992 Series D	7.110 - 8.310	08/01/02 - 08/01/22	96

1993 Series C	7.350 - 8.30	01/15/03 - 01/15/23	55

1993 Series E	7.770 - 7.820	03/15/23	23

1993 Series G	6.56	05/01/01	100

1993 Series J	7.74	06/01/18	44

1994 Series C	Variable	08/15/34	100

2000 Series A	7.5	02/01/05	59

Total			$615

NOTE 6 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities, measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting. To the extent derivative instruments qualify as hedges and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is generally reported in other comprehensive income. The ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into earnings. To the extent derivative instruments qualify as hedges and are designated as hedges of changes in fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, “Accounting Changes.”

As of January 1, 2001, Detroit Edison adopted SFAS No. 133, as required. The cumulative effect of the adoption of SFAS No. 133 was an after-tax decrease in net income of $3 million, and an after-tax increase in other comprehensive income of $13 million. The financial statement impact of recording the various SFAS 133 transactions at January 1, 2001 was as follows:

Amount
Increase
Financial Statement Line Item	(Decrease)

(millions)
Assets from risk management activities	$26

Liabilities from risk management activities	$10

Income taxes payable	$6

Other comprehensive income	$13

Cumulative effect of a change in accounting principle	$(3)

Commodity Price Risk

Forward Energy Purchase Contracts

Detroit Edison uses over-the-counter (OTC) forward contracts and options to manage the risk of fluctuations in the market price of electricity. To achieve its hedging objectives, Detroit Edison chooses the time to enter into purchase and sale contracts and selects the types of instruments. The forward contracts used to financially hedge electricity price risks are relatively liquid instruments and provide Detroit Edison the flexibility to execute its hedging strategies and meet its objectives.

Certain of these contracts have been formally designated as cash flow hedges of the forecasted purchase of power for accounting purposes. Such contracts are measured at fair market value and are recorded as assets and liabilities in the consolidated balance sheets. Gains and losses on these instruments are included in other comprehensive income. For the three- and six-month periods ended June 30, 2001, Detroit Edison recorded a net of tax charge of $34 million and $44 million, respectively, in other comprehensive income for these hedges. Amounts recorded in other comprehensive income will be reclassified to fuel and purchased power expense as the forecasted purchases of electricity affect earnings. At June 30, 2001, the estimated net amount of existing loss that is expected to be reclassified into earnings within the next 12 months is approximately $38 million. The maximum length of time over which Detroit Edison is hedging its exposure to the variability of future cash flows is two years. Ineffectiveness recognized in these hedging relationships was immaterial for the three- and six-month periods ended June 30, 2001.

Other Derivative Instruments

Certain of Detroit Edison’s electricity and natural gas forward purchase and sale contracts, and purchased electricity and coal option contracts entered into for the purpose of economically hedging its exposure to commodity risk, do not qualify for hedge accounting under the provisions of SFAS No. 133. Detroit Edison marks these contracts to market on its consolidated balance sheet and records an offsetting gain or loss in earnings. Such holding gains and losses are recorded in revenues or fuel and purchased power expense, depending on the type of contract.

Certain of Detroit Edison’s forward electric contracts are considered “normal purchases and sales,” as defined by SFAS No. 133, and therefore are excluded from the scope of SFAS No. 133. In June 2001, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS No. 133, reached final conclusions regarding certain contracts in the power generation industry. In June 2001, DIG issue No. C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity” was issued. The FASB concluded that because electricity cannot be readily stored in significant quantities, and the entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option contract for the purchase of electricity that meets certain criteria is eligible for the normal purchases and normal sales exception. Detroit Edison continues to analyze the impact this new guidance will have on its accounting for derivative instruments.

The FASB continues to develop interpretive guidance for SFAS No. 133. Accordingly, any future interpretations of SFAS No. 133 may impact Detroit Edison’s ultimate application of the standard.

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Detroit Edison did not have any comprehensive income (loss) in 2000. The following table displays comprehensive income (loss) for the applicable periods:

	Three	Six
	Months	Months
	Ended	Ended
	6/30/01	6/30/01

	(millions)
Net income (loss)	$(77)	$36

Other comprehensive income (loss), net of tax:

Net unrealized gains on derivatives qualified as hedges:

Net unrealized holding gains due to cumulative effect of a change in accounting principle, net of taxes of $6	—	13
Other net unrealized holding losses arising during the period, net of taxes of $20 and $25, respectively	(37)	(47)

Amounts reclassified to earnings, net of taxes of $2	3	3

Comprehensive income (loss)	$(111)	$5

NOTE 8– CONTINGENCIES

Detroit Edison is involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. Management cannot predict the final disposition of such proceedings. Management regularly reviews legal matters and records provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on Detroit Edison's financial statements in the period that they are resolved.

Independent Accountants’ Report

To the Board of Directors and Shareholder of
       The Detroit Edison Company

We have reviewed the accompanying condensed consolidated balance sheet of The Detroit Edison Company and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statement of changes in shareholder’s equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of The Detroit Edison Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Detroit Edison Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
August 14, 2001

PART II — OTHER INFORMATION

Legal Proceedings

In May 2001, a class action complaint (Edward Johnson et al v Detroit Edison, U.S. District Court, Eastern District of Michigan) was filed, seeking to certify a class of African American persons allegedly discriminated against with respect to denial of training opportunities. Detroit Edison believes that the claims made are without merit and that class action certification is not appropriate.

In July 2001, Ercilio Beltran v Detroit Edison (Circuit Court for the County of Wayne, Michigan) was filed by the plaintiff individually and on behalf of similarly-situated individuals seeking to represent a class of job applicants who allege discrimination on the basis of race and national origin with respect to Detroit Edison’s pre-employment testing program and testing-related procedures. Detroit Edison believes that the claims made are without merit and that class action certification is not appropriate.

Other Information

On May 31, 2001, Anthony F. Earley, Jr., Susan M. Beale and Eric H. Peterson (all existing employees of DTE affiliates) were elected as directors of Detroit Edison, replacing the former Board.

MPSC

Unbundling Case

On June 4, 2001, pursuant to Public Act 141 of 2000 (PA 141), Detroit Edison filed with the MPSC an application outlining its proposal to unbundle its existing rates. PA 141 required utilities to submit applications to unbundle their existing rates and separately identify and charge for discrete services. Intervening parties have filed pleadings at the MPSC indicating their belief that Detroit Edison’s application did not comply with PA 141, claiming that the Company’s proposal did not separate and propose charges for the discrete services it provided. They have requested that the Detroit Edison be ordered to file another application. The MPSC Staff has supported these parties’ positions. Detroit Edison believes, and has proposed, that it provides two discrete services: distribution service, which will continue to be regulated by the MPSC, and bulk power supply service, which is available from market suppliers. Distribution service has already been unbundled through the MPSC-authorized Retail Access Service Tariffs. In its application, Detroit Edison has proposed to make its customers aware of the costs associated with distribution service defined by the Retail Access Service Tariffs. The remaining costs are those against which price comparisons can be made when the customer receives bulk power supply offers from alternative electric suppliers.

Performance Standards

On July 11, 2001, the MPSC proposed minimum levels for service quality and distribution system standards that utilities, including Detroit Edison, were expected to achieve, pursuant to the requirements of PA 141. The proposed standards address a number of issues, including electric outage and safety measurements, and customer relations. Under the Commission’s proposed standards, if Detroit Edison failed to meet minimum standards for restoring power after an outage, Detroit Edison would be required to provide affected customers with bill credits. The MPSC is expected to issue final standards after comments are received and considered. In a related matter, the MPSC declined to propose performance standards that would apply to the transmission system.

Exhibits and Reports on Form 8-K

(a)	Exhibits

(i)	Exhibits filed herewith.

Exhibit
Number

4-226 —	Supplemental Indenture dated as of May 1, 2001, establishing the 2001 Series BP Mortgage Bonds.

12-33 —	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

15-18 —	Awareness Letter of Deloitte & Touche LLP regarding their report dated August 14, 2001.

99-45 —	$300 million Credit Agreement dated July 11, 2001.

(ii)	Exhibits incorporated herein by reference.

3(a) —	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999).

3(c) —	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999).

4(a) —	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and First Chicago Trust Company of New York as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643

June 30, 1982	Exhibit 4-30 to Registration No. 2 78941

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674

December 1, 1989	Exhibit 4-211 to Form 10-K for year ended December 31, 2000

February 15, 1990	Exhibit 4-212 to Form 10-K for year ended December 31, 2000

April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998

November 30, 1992	Exhibit 213 to Form 10-K for year ended December 31, 2000

January 1, 1993	Exhibit 4-131 to Registration No. 33-56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

April 1, 1993	Exhibit 4-214 to Form 10-K for year ended December 31, 2000

April 26, 1993	Exhibit 4-215 to Form 10-K for year ended December 31, 2000

May 31, 1993	Exhibit 4-148 to Registration No. 33-64296

June 30, 1993	Exhibit 4-216 to Form 10-K for year ended December 31, 2000 (1993 Series AP)

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-217 to Form 10-K for year ended December 31, 2000

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-218 to Form 10-K for year ended December 31, 2000

August 15, 1994	Exhibit 4-220 to Form 10-K for year ended December 31, 2000

August 1, 1995	Exhibit 4-221 to Form 10-K for year ended December 31, 2000

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999

April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000.

August 1, 2000	Exhibit 4-210 to Form 10-Q for quarter ended September 30, 2000

March 15, 2001	Exhibit 4-222 to Form 10-Q for quarter ended March 31, 2001

4(b) —	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c) —	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d) —	First Amendment, dated as of July, 2000, to the First Supplemental Indenture, dated as of June 30, 1993, to the Collateral Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-208 to Form 10-Q for quarter ended September 30, 2000).

4(e) —	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(f) —	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(g) —	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(h) —	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(i) —	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998).

4(j) —	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998).

4(k) —	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-207 to form 10-Q for the quarter ended March 31, 2000).

4(l) —	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital

Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).

10(a) —	Securitization Property Sale Agreement (Exhibit 10-42 to Form 10-Q for quarter ended March 31, 2001).

99(a) —	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b) —	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c) —	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999).

99(d) —	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997).

99(e) —	Order, dated November 2, 2000, of the Michigan Public Service Commission in U-12478 (Exhibit 99-3780 to Form 10-Q for quarter ended September 30, 2000).

99(f) —	Order, dated January 4, 2001, of the Michigan Public Service Commission in U-12478.

99(g) —	Inter-Creditor Agreement (Exhibit 99-41 to Form 10-Q for quarter ended March 31, 2001).

99(h) —	Amendment to Trade Receivables Purchase and Sale Agreement (Exhibit 99-42 to Form 10-Q for quarter ended March 31, 2001).

99(I) —	Amended and Restated Trade Receivables Purchase and Sale Agreement (Exhibit 99-43 to Form 10-Q for quarter ended March 31, 2001).

(b)	Registrant did not file any Current Reports on Form 8-K during the second quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

(Registrant)

Date	August 14, 2001	By /s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski

Chief Accounting Officer,

Vice President

and Controller

Index to Exhibits

Exhibit
Number	Description

4-226 —	Supplemental Indenture dated as of May 1, 2001, establishing the 2001 Series BP Mortgage Bonds.

12-33 —	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

15-18 —	Awareness Letter of Deloitte & Touche LLP regarding their report dated August 14, 2001.

99-45 —	$300 million Credit Agreement dated July 11, 2001.

23