Form 10-Q
period 2001-09-30
DETROIT EDISON CO
filed 2001-11-14
CIK 28385

November 13, 2001

Re: Quarterly Reports on Form 10-Q

Ladies and Gentlemen:

On behalf of DTE Energy Company, DTE Enterprises, Inc., The Detroit Edison Company, Michigan Consolidated Gas Company and The Detroit Edison Securitization Funding LLC, attached for filing are the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2001.

Very truly yours,

Susan M. Beale
Vice President and Corporate Secretary

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

Commission file number 1-2198

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

THE DETROIT EDISON COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478650 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                      No

THE DETROIT EDISON COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

Page
Number

DEFINITIONS	1

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Consolidated Statement of Operations	6
Consolidated Statement of Changes in Shareholder’s Equity	7
Consolidated Statement of Financial Position	8
Consolidated Statement of Cash Flows	10
Notes to Consolidated Financial Statements	11
Independent Accountants’ Report	18
Item 2 — Management’s Narrative Analysis of the Results of Operations	2
Part II — OTHER INFORMATION	19
Item 5 — Other Information	19
Item 6 — Exhibits and Reports on Form 8-K	20

SIGNATURE	21

DEFINITIONS

ALJ	MPSC Administrative Law Judge

Annual Report	2000 Annual Report to the Securities and Exchange Commission on Form 10-K for The Detroit Edison Company, filed with the DTE Energy Company Annual Report on Form 10-K

Annual Report Notes	Notes to Consolidated Financial Statements appearing on pages 41 through 71 and 76 through 78 of the Annual Report

DTE	DTE Energy Company and consolidated subsidiary companies

Detroit Edison	The Detroit Edison Company and consolidated subsidiary companies, a wholly owned subsidiary of DTE Energy Company

Electric Choice	Customer access to competitive electric generation resources

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

ITC	International Transmission Company, a wholly owned subsidiary of DTE Energy

kWh	Kilowatthour

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

Note(s)	Note(s) to Consolidated Financial Statements (Unaudited) appearing herein

PFD	Proposal for Decision by a MPSC ALJ

PSCR	Power Supply Cost Recovery

Quarterly Reports	Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2001, filed with the DTE Energy Company Quarterly Report on Form 10-Q, and for the quarter ended June 30, 2001

Quarterly Report Notes	Notes to Consolidated Financial Statements (Unaudited) appearing on pages 16 through 23 and 15 through 19 of the Quarterly Report for the quarters ended March 31, 2001, and June 30, 2001, respectively

SFAS	Statement of Financial Accounting Standards

THE DETROIT EDISON COMPANY
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

For the 2001 three-month period, Detroit Edison’s net income was $88 million, compared to net income of $76 million for the same period in 2000. For the nine-month period net income was $124 million compared to $264 million for the same period in 2000. The decrease for the nine-month period was primarily due to the $184 million ($120 million after tax) of merger and restructuring charges Detroit Edison recorded. Both periods reflect the impacts of changes in fair value of derivative instruments required by Detroit Edison’s adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001.

Operating Revenues

Operating revenues increased (decreased) due to the following:

	Three	Nine
	Months Ended September 30	Months Ended September 30

(in Millions)
5% Rate reduction	$(36)	$(86)
System sales volume and mix	26	(19)
Cessation of PSCR mechanism	7	(7)
Wholesale sales	5	91
Other-net	10	29

Total	$12	$8

Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

	Three	Nine
	Months	Months

Residential	13.9%	6.5%
Commercial	(2.8)	(3.4)
Industrial	(12.3)	(10.9)
Other (includes primarily sales for resale)	(6.3)	(2.2)
Total System	(1.2)	(3.0)
Wholesale sales	(52.2)	(26.1)
Total	(4.0)	(3.9)

For the three-month period, residential sales increased due to greater cooling demand. For the nine-month period, residential sales increased due to greater heating and cooling demand. Commercial sales decreased due to the migration of customers to the Electric Choice program. Industrial sales decreased due to reduced auto and steel production and the end of the Ford Rouge plant replacement energy sales contract in March 2001. Wholesale sales decreased for the three-

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

and nine-month period due to the expiration of an agreement with Consumers Energy in April 2001.

For the three-month period, the wholesale sales component of revenues decreased $47 million as a result of recording the net change in fair value of forward contracts to sell power. For the nine-month period, there was no change in the wholesale sales component of revenues as a result of recording the net change in fair value for derivatives not designated as hedges.

Operating Expenses

Fuel and Purchased Power

Fuel and purchased power expense changed due to the recording of the net change in fair value of forward and option contracts to purchase power for the three- and nine-month periods (decreased $83 million and increased $9 million, respectively). Fuel and purchased power was also favorably impacted by greater use of lower cost nuclear power, partially offset by higher cost purchased power.

System output and average delivered fuel and purchased power unit costs for Detroit Edison were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

(in Thousands of MWh)
Power plant generation
Fossil	11,021	11,556	30,639	31,449
Nuclear	2,406	2,422	7,135	5,774
Purchased power	2,092	1,897	5,360	7,115

System output	15,519	15,875	43,134	44,338

Average unit cost ($/MWh)
Generation	$12.60	$12.29	$12.34	$13.12

Purchased power (1)	$148.08	$138.14	$92.84	$67.42

(1)	The average purchased power amounts exclude unrealized gains and losses recorded under SFAS No. 133.

Operation and Maintenance

For the three-month period, operation and maintenance expenses increased approximately 26% to $279 million. For the nine-month period, operation and maintenance expenses increased approximately 12% to $813 million. These increases were primarily due to expenses related to increased maintenance and reliability work for power generation, expense related to the funding of the low income and energy efficiency fund required by Michigan legislation (offset in revenues), costs allocated from DTE for corporate support functions, transmission expenses billed from ITC, and storm restoration costs.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Depreciation and Amortization

Depreciation and amortization expense was lower due to an extension of the amortization period for certain regulatory assets that were securitized in March 2001.

Taxes Other Than Income

Taxes other than income decreased due to lower property tax expense of $12 million. Property tax expense decreased $10 million due to a revision of an estimated liability recorded in 2000 representing a change in the taxable value of personal property subject to taxation by local taxing jurisdictions. New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age.

Merger and Restructuring Charges

For the three- and nine-month periods, Detroit Edison recorded merger and restructuring charges of $9 million ($6 million after tax) and $184 million ($120 million after tax), respectively. See Note 2.

Interest Expense

Interest expense increased due to debt issued for securitization, partially offset by redemptions of higher cost debt with the proceeds of the securitization bonds. Detroit Edison’s refunding of such debt is ongoing and is expected to be completed by the end of 2001.

Income Taxes

Income taxes reflect changes in pre-tax income and the effective tax rate.

ENVIRONMENTAL MATTERS

As discussed in the Annual Report, the EPA has initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clear Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. The EPA has not initiated proceedings against Detroit Edison. The National Energy Policy Development Group of the Bush Administration has undertaken a review of the EPA’s interpretation of regulations applying to new source review requirements. Detroit Edison expects this review to focus on the ability of fossil-fueled plant owners to perform plant maintenance without additional significant environmentally related modifications. While Detroit Edison anticipates its ability to continue to economically maintain its plants, the outcome of this governmental review cannot be predicted.

As discussed in the Annual Report, EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will impact Detroit Edison. Detroit Edison has spent approximately $152 million and estimates that it will incur approximately $400 to $500 million of future capital expenditures over the next several years.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in Detroit Edison’s 2000 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets — In August 2001, the FASB issued No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superseded SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of this statement on the consolidated financial statements.

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

(in Millions)
Operating Revenues	$1,121	$1,109	$3,137	$3,129

Operating Expenses
Fuel and purchased power	414	455	1,037	1,020
Operation and maintenance	279	222	813	727
Depreciation and amortization	164	191	498	550
Taxes other than income	56	72	207	219
Merger and restructuring charges (Note 2)	9	2	184	9

Total Operating Expenses	922	942	2,739	2,525

Operating Income	199	167	398	604

Interest Expense and Other
Interest expense	75	70	225	209
Other — net	5	4	10	13

Total Interest Expense and Other	80	74	235	222

Income Before Income Taxes	119	93	163	382

Income Taxes	31	17	36	118

Income Before Cumulative Effect of a Change in Accounting Principle	88	76	127	264

Cumulative Effect of a Change in Accounting Principle, Net of Tax (Note 6)	—	—	(3)	—

Net Income	$88	$76	$124	$264

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

	2001

	Shares	Amount

(in Millions, Except Per Share Amounts; Shares in Thousands)
Common Stock
Balance at beginning of year	145,120	$1,451
Repurchase and retirement of common stock	(10,832)	(108)

Balance at September 30, 2001	134,288	1,343

Premium on Common Stock
Balance at beginning of year		548
Repurchase and retirement of common stock		(41)

Balance at September 30, 2001		507

Common Stock Expense
Balance at beginning of year		(48)
Repurchase and retirement of common stock		4

Balance at September 30, 2001		(44)

Accumulated Other Comprehensive Loss (Note 7)
Net Unrealized Losses on Derivatives Qualifying as Hedges:
Balance at beginning of year		—
Net change in unrealized gains and losses		(21)

Balance at September 30, 2001		(21)

Retained Earnings
Balance at beginning of year		1,772
Net income		124
Dividends declared on common stock ($1.65 per share)		(227)
Distribution of International Transmission Company to parent		(327)
Repurchase and retirement of common stock		(701)

Balance at September 30, 2001		641

Total Shareholder’s Equity		$2,426

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	September 30	December 31
	2001	2000

(in Millions, Except Per Share Amounts and Shares)
ASSETS
Current Assets
Cash and cash equivalents	$22	$24
Restricted cash	114	—
Accounts receivable
Customer (less allowance for doubtful accounts of $22 and $20, respectively)	425	381
Accrued unbilled revenues	141	188
Other	88	74
Inventories (at average cost)
Fuel	116	163
Materials and supplies	129	139
Other	55	25

	1,090	994

Investments
Nuclear decommissioning trust funds	388	398
Other	34	38

	422	436

Property
Property, plant and equipment	11,133	11,433
Property under capital leases	221	220
Nuclear fuel under capital lease	—	705

	11,354	12,358

Less accumulated depreciation and amortization	4,930	5,659

	6,424	6,699

Other Assets
Regulatory assets	1,090	2,686
Securitized regulatory assets (Note 4)	1,710	—
Other	105	171

	2,905	2,857

	$10,841	$10,986

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	September 30	December 31
	2001	2000

(in Millions, Except Per Share Amounts and Shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$231	$253
Accrued interest	50	56
Dividends payable	74	80
Accrued payroll	73	96
Short-term borrowings	301	245
Income taxes	129	114
Current portion long-term debt	300	159
Current portion capital leases	13	41
Liabilities from risk management activities	34	—
Other	203	164

	1,408	1,208

Other Liabilities
Deferred income taxes	1,759	1,811
Capital leases	90	145
Unamortized investment tax credit	159	167
Other	767	588

	2,775	2,711

Long-Term Debt (Notes 4 and 5)	4,232	3,344

Contingencies (Note 9)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, 134,287,832 and 145,119,875 issued and outstanding, respectively	1,343	1,451
Premium on common stock	507	548
Common stock expense	(44)	(48)
Accumulated other comprehensive loss (Note 7)	(21)	—
Retained earnings	641	1,772

	2,426	3,723

	$10,841	$10,986

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30

	2001	2000

(in Millions)
Operating Activities
Net Income	$124	$264
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	498	550
Merger and restructuring charges	150	—
Deferred income taxes	(60)	(71)
Other	(81)	(15)
Changes in current assets and liabilities:
Accounts receivable	(11)	(21)
Inventories	57	18
Payables	(51)	(17)
Risk management activities	34	—
Other	9	(53)

Net cash from operating activities	669	655

Investing Activities
Plant and equipment expenditures	(564)	(413)

Net cash used for investing activities	(564)	(413)

Financing Activities
Issuance of long-term debt	1,890	270
Increase (decrease) in short-term borrowings, net	56	(20)
Increase in restricted cash for debt redemptions	(114)	—
Redemption of long-term debt	(861)	(245)
Repurchase of common stock	(846)	—
Dividends on common stock	(232)	(239)

Net cash used for financing activities	(107)	(234)

Net Increase (Decrease) in Cash and Cash Equivalents	(2)	8
Cash and Cash Equivalents at Beginning of the Period	24	4

Cash and Cash Equivalents at End of the Period	$22	$12

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$231	$203
Income taxes paid	80	142
Noncash Investing and Financing Activities
New capital lease obligations	13	41
Distribution of International Transmission Company to parent (Note 3)	327	—

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – GENERAL

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

NOTE 2 – MERGER AND RESTRUCTURING CHARGES

During the third quarter of 2001, Detroit Edison incurred merger-related charges of $9 million ($6 million after tax) consisting of system integration, relocations, legal and consulting costs. During the nine-month period ended September 30, 2001, Detroit Edison incurred merger and restructuring charges of $184 million ($120 million after tax) primarily associated with a workforce reduction plan in conjunction with DTE’s acquisition of MCN. The plan included early retirement incentives along with voluntary separation arrangements for 890 employees primarily in overlapping corporate support functions. Approximately $13 million of the benefits have been paid as of September 30, 2001, and it is anticipated that the remaining benefits will be paid from Detroit Edison’s retirement plans.

NOTE 3 – TRANSMISSION BUSINESS

Effective January 2001, Detroit Edison transferred its transmission assets, with a book value of approximately $390 million, to a wholly owned subsidiary, ITC. On May 31, 2001, Detroit Edison distributed 100 percent of the shares of ITC to DTE.

Detroit Edison continues to bill and collect transmission revenues as currently authorized in its bundled distribution rates approved by the MPSC. ITC provides transmission services to customers of Detroit Edison and other non-affiliated customers. ITC billed Detroit Edison $24 million and $32 million for the three- and nine-month periods ended September 30, 2001, respectively, for the costs of providing transmission services to utility customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – SECURITIZATION

Michigan Public Acts 141 and 142 permit Detroit Edison to recover certain stranded costs through securitization. The stranded costs primarily represent Detroit Edison’s unamortized investment in the 1,150 MW Fermi 2 nuclear power plant that was classified as a regulatory asset. The MPSC approved the issuance of securitization bonds for the benefit of Detroit Edison. Detroit Edison formed The Detroit Edison Securitization Funding LLC (Securitization LLC) for the purpose of securitizing its stranded costs.

In March 2001, the Securitization LLC issued $1.750 billion of Securitization Bonds, Series 2001-1, and Detroit Edison sold $1.750 billion of stranded costs to the Securitization LLC. The Securitization Bonds mature over a period of up to fifteen years and have an average interest rate of 6.3%. Detroit Edison implemented a non-bypassable surcharge on its customer bills, effective March 26, 2001, for the purpose of collecting amounts sufficient to provide for the payment of interest and principal.

The Securitization LLC is independent of Detroit Edison, as is its ownership of the securitization property. Due to principles of consolidation, stranded costs sold by Detroit Edison to the Securitization LLC and the $1.750 billion of securitization bonds appear on Detroit Edison’s consolidated statement of financial position. Detroit Edison makes no claim to these assets. Ownership of such assets has vested in the Securitization LLC and has been assigned to the trustee for the Securitization Bonds. Funds collected by Detroit Edison, acting in the capacity of a servicer for the Securitization LLC, are remitted to the trustee for the Securitization Bonds. Neither the securitization property nor funds collected from Detroit Edison’s customers for the payment of costs related to the Securitization LLC and Securitization Bonds are available to Detroit Edison’s creditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – LONG-TERM DEBT

In September 2001, Detroit Edison issued $139.9 million of tax-exempt revenue bonds secured by mortgage bonds due 2029. Interest on the notes is payable on a semi-annual basis, beginning March 1, 2002.

The following debt was redeemed during the nine-month period ended September 30, 2001:

	Interest	Scheduled	Amount
Series	Rate	Redemption	(millions)

1990 Series A	7.904%	04/02/01	$6
1990 Series A	7.904	04/01/02-03/31/20	119
1990 Series B	7.904	04/02/01	10
1990 Series C	8.357	04/02/01	3
1991 Series CC	6.95	09/01/21	42
1992 Series D	7.110 - 8.310	08/01/02-08/01/22	96
1993 Series B	Variable	08/15/33	160
1993 Series C	7.350 - 8.30	01/15/03-01/15/23	55
1993 Series E	7.770 - 7.820	03/15/23	23
1993 Series G	6.56	05/01/01	100
1993 Series J	7.74	06/01/18	44
1994 Series C	Variable	08/15/34	100
1999 Series D	Variable	09/17/01	40
2000 Series A	7.5	02/01/05	59
Securitization 2001-1	5.18	09/01/01	4

Total			$861

NOTE 6 – FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities, measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting. To the extent derivative instruments qualify as hedges and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is reported in other comprehensive income. The ineffective portion, if any, is recorded in net income. Such amounts recorded in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

reclassified into earnings. To the extent derivative instruments qualify as hedges and are designated as hedges of changes in fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, “Accounting Changes.”

As of January 1, 2001, Detroit Edison adopted SFAS No. 133, as required. The financial statement impact of recording the various SFAS No. 133 transactions at January 1, 2001 was as follows:

Amount
Financial Statement Line Item	Increase (Decrease)

(in Millions)
Assets from risk management activities	$26
Liabilities from risk management activities	$10
Income taxes payable	$6
Cumulative effect of a change in accounting principle:
Other comprehensive income	$13
Net income	$(3)

The FASB continues to develop interpretive guidance for SFAS No. 133. Accordingly, any future interpretations of SFAS No. 133 may impact Detroit Edison’s ultimate application of the standard.

Commodity Price Risk

Detroit Edison uses over-the-counter forward contracts and options to manage the risk of fluctuations in the market price of electricity. Certain of these contracts have been formally designated as cash flow hedges of the forecasted purchase of power. Such contracts are measured at fair value and are recorded as assets and liabilities in the consolidated statement of financial position with gains and losses included in other comprehensive income. For the three- and nine-month periods ended September 30, 2001, Detroit Edison recorded a gain of $10 million and a loss of $34 million, respectively, net of tax, in other comprehensive income for these hedges. Amounts recorded in other comprehensive income will be reclassified to fuel and purchased power expense as the forecasted purchases of electricity affect earnings. At September 30, 2001, the estimated net amount of existing loss that is expected to be reclassified into earnings within the next 12 months is approximately $19 million. The maximum length of time over which Detroit Edison is hedging its exposure to the variability of future cash flows is two years. Ineffectiveness recognized in these hedging relationships was immaterial for the three- and nine-month periods ended September 30, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain of Detroit Edison’s electricity and natural gas forward purchase and sale contracts, and purchased electricity and coal option contracts entered into for the purpose of economically hedging its exposure to commodity risk, do not qualify for hedge accounting under SFAS No. 133. Detroit Edison marks these contracts to market on its consolidated statement of financial position and records a corresponding gain or loss in earnings. Such holding gains and losses are recorded in revenues or fuel and purchased power expense, depending on the type of contract.

Certain of Detroit Edison’s forward electric contracts are considered “normal purchases and sales,” and therefore are excluded from the scope of SFAS No. 133. In June 2001, FASB provided guidance on the implementation of SFAS No. 133, regarding certain contracts in the power generation industry. In June 2001, issue No. C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity” was issued. The FASB concluded that because electricity cannot be readily stored in significant quantities, and the entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option-like contract for the purchase of electricity that meets certain criteria is eligible for the normal purchases and sales exception. Detroit Edison adopted this new guidance on July 1, 2001, as required, and began amortizing the previously recorded liability on option-like contracts over their remaining lives. In October 2001, the FASB issued revisions to issue No. C15 which would be effective on January 1, 2002. If issue No. C15 is not further revised by the FASB, mark-to-market accounting may be required for such option-like contracts. Detroit Edison continues to analyze the impact this new guidance will have on its accounting for derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Detroit Edison did not have other comprehensive income (loss) in 2000. The following table displays comprehensive income (loss) for the applicable periods:

	Three Months	Nine Months
	Ended	Ended
	September 30	September 30

(in Millions)
Net Income	$88	$124

Other comprehensive income (loss) net of tax:
Net unrealized losses on derivatives qualifying as hedges:
Cumulative effect of a change in accounting principle, Net of taxes of $6	—	13
Losses arising during the period, net of taxes of $4 and $29, respectively	(7)	(54)
Amounts reclassified to earnings, net of taxes of $9 and $11, respectively	17	20

Total other comprehensive income (loss)	10	(21)

Comprehensive Income	$98	$103

NOTE 8 – REGULATORY MATTERS

In October 2000, the MPSC initiated a case to determine the methodology of calculating net stranded costs, as required by Public Act 141 of 2000 (PA 141). In a filing in February 2001, Detroit Edison defined net stranded costs as the economic harm that results from the loss of bundled rate generation revenue resulting from Electric Choice, offset by the benefits received when Detroit Edison sells this available power into the market. Detroit Edison proposed a zero transition charge for the year 2002. A transition charge or credit would begin in 2003, based on actual net stranded costs or benefits, as defined, experienced in 2002. The MPSC Staff proposed to determine a net stranded cost transition charge based on revenue requirements for the fixed cost component of generation plant, with a surcharge floor of zero. On November 8, 2001, a MPSC ALJ issued a PFD that generally supported the MPSC staff's proposal. The PFD also proposed the recognition of variable as well as fixed costs of generation. An order is not expected before the end of 2001.

NOTE 9 – CONTINGENCIES

Detroit Edison is involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. Management cannot predict the final disposition of such proceedings. Management regularly reviews legal matters and records provisions for claims that are considered probable of loss. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

resolution of pending proceedings is not expected to have a material effect on Detroit Edison’s financial statements in the period they are resolved.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operation for the three-month and nine-month periods ended September 30, 2001 and 2000, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statement of changes in shareholder’s equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of The Detroit Edison Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Detroit Edison Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 13, 2001

OTHER INFORMATION

Other Information

MPSC

Unbundling Case

On June 4, 2001, pursuant to Public Act 141 of 2000 (PA 141), Detroit Edison filed with the MPSC an application outlining its proposal to unbundle its existing rates. PA 141 required utilities to submit applications to unbundle their existing rates and separately identify and charge for discrete services. Detroit Edison believes, and has proposed, that it provides two discrete services: distribution service, which will continue to be regulated by the MPSC, and bulk power supply service, which is also available from market suppliers. Distribution service has already been unbundled through the MPSC-authorized Retail Access Service Tariffs. In its application, Detroit Edison has proposed to make its customers aware of the costs associated with distribution service defined by the Retail Access Service Tariffs. The remaining costs are those against which price comparisons can be made when the customer receives bulk power supply offers from alternative electric suppliers. On August 23, 2001, a MPSC ALJ issued a PFD that indicates Detroit Edison’s June 4, 2001 filing did not comport with the requirements of PA 141 and recommends Detroit Edison should be required to refile an application with the MPSC. Detroit Edison has filed exceptions to the PFD with the MPSC to have the ALJ’s ruling overturned.

Transfer of Transmission Assets

As discussed in Note 3, Detroit Edison transferred its transmission assets to ITC. The MPSC initiated a case in February 2001 to address the August 2000 request by the Association of Businesses Advocating Tariff Equity (ABATE) to consider the consequences of the transfer of transmission assets from Detroit Edison to ITC. The request by ABATE, which had been adjourned pending the June 4, 2001 unbundling filing, was reinstated with testimony to be filed in the fourth quarter of 2001 and hearings planned for 2002.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(i)	Exhibits filed herewith.

Exhibit
Number	Description

4-227	Supplemental Indenture dated as of August 15, 2001, establishing the 2001 Series CP Mortgage Bonds.

4-228	Supplemental Indenture, dated as of September 15, 2001 establishing the 2001 Series D and 2001 Series E Mortgage Bonds.

4-229	Ninth Supplemental Indenture, dated as of October 10, 2001, establishing the 5.050% Senior Notes due 2005 and 6.125% Senior Notes due 2010.

15-19	Awareness Letter of Deloitte & Touche LLP regarding their report dated November 13, 2001.

99-1	$300 million Credit Agreement dated as of November 7, 2001.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date:	November 13, 2001	By /s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

Exhibit Index

Exhibit
Number	Description

4-227	Supplemental Indenture dated as of August 15, 2001, establishing the 2001 Series CP Mortgage Bonds.

4-228	Supplemental Indenture, dated as of September 15, 2001 establishing the 2001 Series D and 2001 Series E Mortgage Bonds.

4-229	Ninth Supplemental Indenture, dated as of October 10, 2001, establishing the 5.050% Senior Notes due 2005 and 6.125% Senior Notes due 2010.

15-19	Awareness Letter of Deloitte & Touche LLP regarding their report dated November 13, 2001.

99-1	$300 million Credit Agreement dated as of November 7, 2001.