Form 10-K405
period 2001-12-31
DETROIT EDISON CO
filed 2002-03-29
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 1-2198

The Detroit Edison Company, a Michigan corporation, meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

THE DETROIT EDISON COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478650 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Quarterly Income Debt Securities (QUIDS) (Junior Subordinated Deferrable Interest Debentures – 7.625%, 7.54% and 7.375% Series)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the registrant’s 134,287,832 outstanding shares of common stock, par value $10 per share, are owned by DTE Energy Company.

DOCUMENTS INCORPORATED BY REFERENCE
None

THE DETROIT EDISON COMPANY

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2001

DEFINITIONS

ALJ	MPSC Administrative Law Judge

DTE Energy	DTE Energy Company and Subsidiary Companies

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for electricity.

Enterprises	DTE Enterprises Inc. (successor to MCN Energy)

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

ITC	International Transmission Company (a wholly owned subsidiary of DTE Energy)

kWh	Kilowatthour

Ludington	Ludington Hydroelectric Pumped Storage Plant (owned jointly with Consumers Energy)

MCN Energy	MCN Energy Group Inc.

MichCon	Michigan Consolidated Gas Company

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

Note(s)	Note(s) to Consolidated Financial Statements of Detroit Edison

NRC	Nuclear Regulatory Commission

PFD	Proposal for Decision by a MPSC ALJ

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

Registrant	Detroit Edison

SEC	Securities and Exchange Commission

Securitization	A mechanism used by Detroit Edison to refinance specific stranded costs at lower interest rates through the sale of rate reduction bonds.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment, but some of which may not be recoverable if customers switch to alternative suppliers of electricity.

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, interest rates, access to the capital markets, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to the suspension of the Power Supply Cost Recovery mechanism, the effects of competition and the implementation of electric Customer Choice programs, the implementation of electric utility restructuring in Michigan, environmental and nuclear requirements, the impact of FERC proceedings and regulations and the timing of the accretive effects of DTE Energy’s merger with MCN Energy.

PART I

Item 1. Business

GENERAL

The Detroit Edison Company (Detroit Edison or the Company), incorporated in Michigan since 1967, is a public utility subject to regulation by the Michigan Public Service Commission (MPSC) and Federal Energy Regulatory Commission (FERC) and is engaged in the generation, purchase, distribution and sale of electric energy to 2.1 million customers in a 7,600 square mile area in Southeastern Michigan. Detroit Edison’s service area includes about 13% of Michigan’s total land area and about half of its population (approximately five million people). Detroit Edison’s residential customers reside in urban and rural areas, including an extensive shoreline along the Great Lakes and connecting waters.

Operating revenues, sales and customer data by rate class are as follows:

	2001	2000	1999

Operating Revenues (in Millions)
Residential	$1,298	$1,265	$1,300
Commercial	1,533	1,670	1,629
Industrial	773	848	809
Wholesale	196	130	130
Other	244	216	179

	$4,044	$4,129	$4,047

Sales (in Thousands of MWh)
Residential	14,503	13,903	14,064
Commercial	18,777	19,762	19,546
Industrial	14,430	16,090	15,647
Wholesale	868	2,592	3,672
Other	2,538	2,653	2,595

	51,116	55,000	55,524

Customers (in Thousands)
Residential	1,938	1,922	1,904
Commercial	184	185	182
Industrial	1	1	1
Other	2	2	2

	2,125	2,110	2,089

Detroit Edison sales and revenues are impacted by weather. Its peak load and highest total system sales generally occur during the third quarter of the year due to air conditioning and cooling-related loads.

During 2001, sales to automotive and automotive-related customers accounted for approximately 8.5 percent of total Detroit Edison operating revenues. Detroit Edison’s 30 largest industrial customers accounted for approximately 17 percent of total operating revenues in 2001, 2000 and 1999, and no one customer accounted for more than 5 percent of total operating revenues. Detroit Edison’s operations are not dependent upon a limited number of customers, and the loss of any one or a few customers is not reasonably likely to have a material adverse effect on Detroit Edison.

Detroit Edison’s generating capability is primarily dependent upon coal. Detroit Edison expects to obtain the majority of its coal requirements through long-term contracts and the balance through short-term agreements and spot purchases. Detroit Edison has contracts with four coal suppliers for a total purchase of up to 34 million tons of low-sulfur western coal to be delivered during the period from 2002 through 2005. Detroit Edison also has four contracts for the purchase of approximately 16.8 million tons of Appalachian coal to be delivered during the period from 2002 through 2007. These existing long-term coal contracts include provisions for price escalation as well as de-escalation.

REGULATION

Detroit Edison is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating related matters. Detroit Edison is regulated by the FERC with respect to financing authorization. The Nuclear Regulatory Commission (NRC) has regulatory jurisdiction over all phases of the operation, construction (including plant modification), licensing and decommission of Detroit Edison’s Fermi 2 nuclear plant.

In June 2000, the Michigan Legislature enacted legislation that established January 2002 as the date for full implementation of the electric Customer Choice program, and reduced electric rates by 5%. The legislation also contains provisions preventing rate increases for residential customers through 2005, for small business customers through 2004, and remaining business customers through 2003. In December 2001, the MPSC issued orders designed to increase customer participation in the electric Customer Choice program and to allow Detroit Edison to recover costs not previously securitized related to its generation operations that may not otherwise be recoverable due to Customer Choice related lost sales and margins. Detroit Edison has requested rehearing, clarification and changes to certain aspects of the December 2001 orders.

Due to MPSC orders issued in 1997 and 1998, which altered the regulatory process in Michigan and provided a plan for transition to competition for the generation business of Detroit Edison, effective December 1998, Detroit Edison’s generation business no longer met the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

ENVIRONMENTAL MATTERS

Detroit Edison is subject to extensive environmental regulation. Additional costs may result as the effects of various chemicals on the environment are studied and governmental regulations are developed and implemented. Detroit Edison expects that it will continue to recover environmental costs through rates charged to customers.

Detroit Edison is subject to applicable permit requirements, and to increasingly stringent federal, state and local standards covering among other things, particulate and gaseous stack emission limitations, the discharge of effluents into lakes and streams and the handling and disposal of waste material.

The U.S. Environmental Protection Agency (EPA) issued ozone transport regulations and air quality standards relating to ozone and particulate air pollution. The new rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and particulate emissions. The EPA initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. The Company cannot predict the future impact of this issue upon Detroit Edison.

Detroit Edison is required to demonstrate that the cooling water intake structures at all of its facilities minimize adverse environmental impact. Detroit Edison filed such demonstrations and in the event of a final adverse decision, may be required to install additional control technologies to further minimize the impact.

Various state and federal laws regulate Detroit Edison’s handling, storage and disposal of its waste materials. The EPA and the Michigan Department of Environmental Quality (MDEQ) have aggressive programs regarding the clean up of contaminated property. Detroit Edison has extensive land holdings and, from time to time, must investigate claims of improperly disposed of contaminants. Detroit Edison anticipates it will periodically be included in these types of environmental proceedings.

Please see Note 12 – Commitments and Contingencies for further discussion of environmental matters.

COMPETITION

The state of Michigan continues its initiatives to restructure the electric industry by expanding the existing Customer Choice programs to allow customers the opportunity to benefit from lower electric generation costs resulting from competition.

Competition in the electric business is provided by alternative suppliers of generation services in the wholesale and retail markets. Effective January 1, 2002, the electric Customer Choice program was expanded whereby all electric customers can choose to purchase the electricity from alternative suppliers. It is estimated that approximately 5% to 8% of Detroit Edison’s generation sales could be lost as a result of customers participating in the electric Customer Choice program in 2002. Detroit Edison does not earn margins on generation from customers who purchase from alternative suppliers of generation under the electric Customer Choice program. Detroit Edison continues to earn margins from providing distribution services to customers.

EMPLOYEES

As of December 31, 2001, Detroit Edison and its subsidiaries had 8,041 employees.

Item 2. Properties

Detroit Edison owns generating and distribution properties and facilities that are all located in the state of Michigan.

Detroit Edison maintains the following generating facilities:

		Summer Net
	Location by	Rated Capability (1)(2)
	Michigan
Plant Name	County	(MW)	(%)	Year in Service

Fossil-fueled Steam-Electric
Belle River (3)	St. Clair	1,026	9.3%	1984 and 1985
Conners Creek	Wayne	200	1.8	1999
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	103	0.9	1968
Marysville	St. Clair	167	1.5	1930, 1943 and 1947
Monroe (4)	Monroe	3,000	27.1	1971, 1973 and 1974
River Rouge	Wayne	510	4.6	1957 and 1958
St. Clair	St. Clair	1,402	12.7	1953, 1954, 1961 and 1969
Trenton Channel	Wayne	730	6.6	1949, 1968 and 1999

		7,923	71.6
Oil or Gas-fueled Peaking Units	Various	1,102	10.0	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2 (5)	Monroe	1,111	10.1	1988
Hydroelectric Pumped Storage Ludington (6)	Mason	917	8.3	1973

		11,053	100%

(1)	Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	Excludes one oil-fueled unit, St. Clair Unit No. 5 (250 MW), in economy reserve status.

(3)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 5.

(4)	The Monroe Power Plant provided 36.62% of Detroit Edison’s total 2001 power plant generation.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. Detroit Edison is leasing 306 MW to First Energy for the six-year period June 1, 1996 through May 31, 2002.

Detroit Edison and Consumers Energy interchange energy through nine interconnections currently owned and operated by their respective affiliates, ITC and Michigan Electric Transmission Company (METC). Detroit Edison and Consumers Energy also have interchange agreements that permit the exchange of electric energy through 12 ITC and METC owned interconnections with First Energy, Indiana Michigan Power Company, Northern Indiana Public Service Company and Ontario Hydro Services Company. In addition, Detroit Edison has interchange agreements for the exchange of electric energy with Michigan South Central Power Agency and the City of Wyandotte.

Detroit Edison owns and operates 619 distribution substations with a capacity of 18,623,000 kilovolt amperes. Electric distribution lines owned and in service as of December 31, 2001 are as follows:

	Overhead Lines	Underground Lines

		Conduit
Design Line Voltage - KV	Pole Miles	Bank Miles	Cable Miles

Distribution
Under 4.8 KV	—	65	659
4.8 KV and 13.2 KV	32,973	459	15,163
24 KV	105	258	1,047
40 KV	2,846	91	338
120 KV	54	—	16

	35,978	873	17,223

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

Omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of the 134,287,832 issued and outstanding shares of common stock of Detroit Edison, par value $10 per share, are owned by DTE Energy, and constitute 100% of the voting securities of Detroit Edison. Therefore, no market exists for Detroit Edison’s common stock.

Detroit Edison paid cash dividends of $306 million in 2001 and $319 million each in 2000 and 1999.

Item 6. Selected Financial Data

Omitted per general instruction I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7. Management’s Narrative Analysis of Results of Operations

The Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Detroit Edison’s net income decreased $178 million in 2001 and decreased $23 million in 2000, compared to the prior year. As subsequently discussed, the decline in 2001 is primarily attributable to merger and restructuring charges incurred as a result of the merger between Detroit Edison’s parent company, DTE Energy Company (DTE Energy), and MCN Energy Group Inc. (MCN Energy). Also impacting the decline in 2001 were higher operation and maintenance costs and lower commercial and industrial sales reflecting the impact of the current economic recession and customers participating in the electric Customer Choice program.

	2001	2000

Increase (Decrease) in Income Compared to Prior Year
(in Millions)
Operating revenues
Rate reduction	$(116)	$(43)
PSCR rate change	—	82
System sales volume and mix	(69)	24
Wholesale sales	66	—
Other — net	34	19

	(85)	82
Fuel and purchased power	30	(165)
Operation and maintenance	(130)	76
Depreciation and amortization	88	(16)
Taxes other than income	21	(14)
Merger and restructuring charges	(161)	(25)
Interest expense and other	(26)	—
Income taxes	88	39
Cumulative effect of accounting change, net of tax	(3)	—

Net income	$(178)	$(23)

Operating revenues decreased $85 million in 2001 due to a decline in sales rates and electric sales for commercial and industrial customers. Sales rates for commercial and industrial customers were lowered by a 5% legislatively mandated rate reduction that began in April 2001. Commercial sales decreased primarily due to increased participation of customers in the Electric Choice Program. Under this Program, participating customers choose to purchase their electricity from suppliers other than Detroit Edison. However, Detroit Edison continues to provide distribution services for these customers retaining margins from such services. Industrial sales reflect reduced auto and steel production, the impact of Electric Choice participation and the end of a special energy sales agreement with a large steel manufacturer in March of 2001. Partially offsetting these declines were increased revenues from residential and wholesale customers as well as higher revenues from providing other energy related services. Residential customer revenues reflect higher demand resulting from weather, partially offset by the impact of a 5% rate reduction that began in June 2000. Revenues from wholesale customers increased due to gains from settling forward sales contracts. The sales contracts were entered into to effectively close forward purchase contracts that hedged Detroit Edison’s power supply costs. Accordingly, the gains from forward sales contracts were substantially offset by losses from forward purchase contracts, which are recorded as part of fuel and purchased power costs.

Operating revenues in 2000 increased $82 million over 1999 due to higher sales to commercial and industrial customers, partially offset by lower residential customer sales. Additionally, under the Power Supply Cost Recovery (PSCR) mechanism which was in effect through June 2000, Detroit Edison increased rates in January 2000 to recover higher power costs. The increased commercial and industrial sales reflected favorable economic conditions in Michigan. Industrial sales also increased due to the special sales agreement with a large steel manufacturer. The decline in residential revenues reflects reduced demand resulting from a cooler summer in 2000 and the impact of the 5% rate reduction. Wholesale sales decreased due to lower demand for energy and less availability of energy for sale. Also impacting revenues in 2000 were higher revenues from off-system sales and providing other energy-related services.

Fuel and purchased power expense decreased $30 million in 2001 and increased $165 million in 2000. The decline in 2001 is due to lower system output resulting from reduced electric sales, as well as the result of using a more favorable power supply mix reflecting increased usage of lower-cost power from Detroit Edison’s generating plants and reduced usage of higher-cost purchased power. Also favorably impacting the 2001 comparison was an adjustment of a reserve associated with a contract to purchase steam at above market prices (Note 12). Additionally, losses on the settlement of forward and option contracts to hedge purchase power prices increased purchased power expense in 2001. The 2000 fuel and purchased power expense increase resulted primarily from greater reliance on higher-cost purchased power and higher purchase power prices.

System output and average fuel and purchased power costs for Detroit Edison were as follows:

	2001	2000	1999

(in Thousands of MWh)
Power generated and purchased
Power plant generation
Fossil	39,711	42,100	43,016
Nuclear	8,555	8,239	9,484
Purchased power	7,482	8,877	6,959

System output	55,748	59,216	59,459

Average unit cost ($/MWh)
Generation (1)	$12.31	$12.78	$12.51

Purchased power (2)	$78.24	$62.57	$54.80

(1)	Represents fuel costs associated with power plants.
(2)	The average purchased power amounts include gains and losses from hedging activities.

Operating and maintenance expenses increased $130 million in 2001 and decreased $76 million in 2000. The increase in 2001 was primarily due to expenses related to maintenance and reliability work for power generation facilities, which reduces random outages at power plants and Detroit Edison’s reliance on purchased power. Additionally, the higher 2001 expenses include the cost of funding the low income and energy efficiency fund required by Michigan legislation which is recovered in current sales rates, costs allocated from DTE Energy corporate for various corporate support services, and transmission services billed from ITC. The increase was partially offset by synergy cost savings related to the MCN Energy merger.

The decrease in 2000 operation and maintenance expenses resulted primarily from lower costs associated with restoring power to customers who lost service during severe storms, as well as the elimination of computer system related costs associated with year 2000 (Y2K) initiatives.

Depreciation and amortization expense decreased $88 million in 2001 and increased $16 million in 2000. The 2001 decline reflects the extension of the amortization period from seven years to 15 years for certain regulatory assets that were securitized in March 2001 (Note 3), partially offset by depreciation on higher levels of plant in service. The increase in 2000 was due to increased levels of plant in service and the accelerated amortization of unamortized nuclear costs.

Taxes other than income decreased $21 million in 2001 and increased $14 million in 2000. The improvement in 2001 is attributed to an adjustment in property tax expense reflecting a change in method of calculating the taxable value of personal property subject to taxation by local taxing jurisdictions (Note 12). New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age. Partially offsetting the 2001 decline and resulting in the 2000 increase were property taxes associated with higher property balances. Lower Michigan Single Business Taxes also affected both years.

Merger and restructuring charges totaled $186 million in 2001 compared to $25 million in 2000. The costs represent legal, consulting, accounting, employee benefit and other expenses associated with the merger between DTE Energy and MCN Energy. In 2001, Detroit Edison recorded a restructuring charge in connection with the merger, which reflects the cost associated with 890 employees electing to retire early and other employees leaving voluntarily under programs designed to reduce the workforce in overlapping corporate support functions.

Interest expense and other increased $26 million in 2001 due primarily to debt issued for securitization, partially offset by redemptions of higher cost debt with the proceeds of the securitization bonds (Note 8). Detroit Edison completed the redemption of debt with securitization proceeds in 2001.

Income taxes reflect changes in pre-tax income and the effective tax rate.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Risk Management Activities

Detroit Edison is subject to commodity price risk in conjunction with the anticipated purchase of electricity to meet reliability obligations during times of peak customer demand. Detroit Edison’s exposure to commodity price risk arises from market fluctuations in commodity prices.

To limit the sensitivity to commodity price fluctuations, Detroit Edison has entered into a series of forward electricity contracts and option contracts. See Note 11 – Financial and Other Derivative Instruments herein for a further discussion of these derivative instruments.

Detroit Edison performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at December 31, 2001. The Company estimates that if commodity prices were 10% higher or lower, the net fair value of commodity contracts would increase $11 million and decrease $22 million, respectively.

Credit Risk

Electricity is purchased from and sold to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy in 2001, including certain Enron Corporation affiliates. Detroit Edison had open transactions under a variety of agreements with bankrupt Enron affiliates, and had an aggregate net liability of $8.2 million to Enron. There is a master netting agreement with Enron affiliates. Internal and external counsel are working to determine Detroit Edison’s rights within these agreements. Detroit Edison has not reserved for any exposure, in addition to the net liabilities already recorded, as management cannot estimate a probable loss exposure and currently does not believe the resolution of this matter will have a material impact to Detroit Edison.

Interest Rate Risk

Detroit Edison estimates that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2001 would decrease $176 million and increase $157 million, respectively.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have audited the consolidated statements of financial position of The Detroit Edison Company and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in shareholder’s equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Detroit Edison Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 26, 2002

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31

	2001	2000	1999

(in Millions)
Operating Revenues	$4,044	$4,129	$4,047

Operating Expenses
Fuel and purchased power	1,241	1,271	1,106
Operation and maintenance	1,082	952	1,028
Depreciation and amortization	631	719	703
Taxes other than income	268	289	275
Merger and restructuring charges	186	25	—

Total Operating Expenses	3,408	3,256	3,112

Operating Income	636	873	935

Interest Expense and Other
Interest expense	306	277	284
Other – net	10	13	6

Total Interest Expense and Other	316	290	290

Income Before Income Taxes	320	583	645

Income Tax Provision	84	172	211

Income Before Accounting Change	236	411	434
Cumulative Effect of Accounting Change	(3)	—	—

Net Income	$233	$411	$434

See Notes to Consolidated Financial Statements

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

	2001	2000

(in Millions)
Assets
Current Assets
Cash and cash equivalents	$215	$24
Restricted cash	68	—
Accounts receivable
Customer (less allowance for doubtful accounts of $27 and $20, respectively)	356	381
Accrued unbilled revenues	130	188
Other	95	74
Inventories
Fuel	162	163
Materials and supplies	127	139
Other	12	25

	1,165	994

Investments
Nuclear decommissioning trust funds	417	398
Other	97	38

	514	436

Property
Property, plant and equipment	11,353	11,433
Property under capital leases	219	220
Nuclear fuel under capital lease	—	705

	11,572	12,358

Less accumulated depreciation	(5,010)	(5,659)

	6,562	6,699

Other Assets
Regulatory assets	1,138	2,688
Securitized regulatory assets	1,692	—
Other	182	169

	3,012	2,857

Total Assets	$11,253	$10,986

See Notes to Consolidated Financial Statements

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

	2001	2000

(in Millions, Except Shares)
Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$303	$253
Accrued interest	85	56
Dividends payable	74	80
Accrued payroll	89	96
Short-term borrowings	—	245
Income taxes	121	114
Current portion long-term debt, including capital leases	215	200
Liabilities from risk management activities	36	—
Other	291	164

	1,214	1,208

Other Liabilities
Deferred income taxes	1,749	1,811
Unamortized investment tax credit	156	167
Nuclear decommissioning	417	398
Other	461	190

	2,783	2,566

Long-Term Debt
Mortgage bonds, notes and other	3,038	3,344
Securitization bonds	1,673	—
Capital lease obligations	87	145

	4,798	3,489

Commitments and Contingencies (Note 1, 3, 4, 10-13)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares
Authorized, 134,287,832 shares and 145,119,875 shares issued and outstanding, respectively	1,343	1,451
Premium on common stock	507	548
Common stock expense	(44)	(48)
Accumulated other comprehensive loss	(23)	—
Retained earnings	675	1,772

	2,458	3,723

Total Liabilities and Shareholder’s Equity	$11,253	$10,986

See Notes to Consolidated Financial Statements

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

	2001	2000	1999

(in Millions)
Operating Activities
Net Income	$233	$411	$434
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	631	719	703
Merger and restructuring charges	147	—	—
Deferred income taxes	(72)	(79)	23
Changes in current assets and liabilities:
Accounts receivable	62	(23)	(69)
Inventories	13	12	(7)
Prepaid pensions	9	65	(51)
Payables	40	50	39
Risk management activities	36	—	—
Other	47	(176)	—

Net cash from operating activities	1,146	979	1,072

Investing Activities
Plant and equipment expenditures	(673)	(587)	(638)
Restricted cash for debt redemptions	(68)	—	—
Other investments	(145)	41	12

Net cash used for investing activities	(886)	(546)	(626)

Financing Activities
Issuance of long-term debt	2,679	270	265
Redemption of long-term debt	(1,271)	(245)	(468)
Short-term borrowings, net	(245)	(117)	131
Capital lease obligations	(80)	(2)	(56)
Repurchase of common stock	(846)	—	—
Dividends on common stock	(306)	(319)	(319)

Net cash used for financing activities	(69)	(413)	(447)

Net Increase (Decrease) in Cash and Cash Equivalents	191	20	(1)
Cash and Cash Equivalents at Beginning of the Period	24	4	5

Cash and Cash Equivalents at End of the Period	$215	$24	$4

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$277	$275	$284
Income taxes paid	$157	$235	$276
Noncash Financing Activities
Distribution of International Transmission Company to parent	$327	$—	$—

See Notes to Consolidated Financial Statements

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

			Premium			Accumulated
	Common Stock		On	Common		Other
			Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Loss	Total

(Dollars in Millions, Shares in Thousands)
Balance, December 31, 1998	145,120	$1,451	$548	$(48)	$1,562	$—	$3,513
Net income	—	—	—	—	434	—	434
Dividends declared on common stock	—	—	—	—	(319)	—	(319)

Balance, December 31, 1999	145,120	1,451	548	(48)	1,677	—	3,628

Net income	—	—	—	—	411	—	411
Dividends declared on common stock	—	—	—	—	(319)	—	(319)
Other	—	—	—	—	3	—	3

Balance, December 31, 2000	145,120	1,451	548	(48)	1,772	—	3,723

Net income	—	—	—	—	233	—	233
Dividends declared on common stock	—	—	—	—	(301)	—	(301)
Distribution of International Transmission Company to Parent	—	—	—	—	(327)	—	(327)
Repurchase and retirement of common stock	(10,832)	(108)	(41)	4	(701)	—	(846)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	(23)	(23)
Other	—	—	—	—	(1)	—	(1)

Balance, December 31, 2001	134,288	$1,343	$507	$(44)	$675	$(23)	$2,458

Detroit Edison did not have other comprehensive income (loss) in 2000 and 1999. The following table displays comprehensive income (loss) for 2001:

(in Millions)
Net income	$233

Other comprehensive income (loss), net of tax:
Net unrealized losses on derivatives:
Cumulative effect of a change in accounting principle, net of taxes of $6	13
Losses arising during the year, net of taxes of $30	(55)
Amounts reclassified to earnings, net of taxes of $10	19

Total other comprehensive loss	(23)

Comprehensive income	$210

See Notes to Consolidated Financial Statements

THE DETROIT EDISON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure

Detroit Edison is a Michigan public utility engaged in the generation, purchase, distribution and sale of electric energy to 2.1 million customers in a 7,600-square-mile Southeastern Michigan service area and is regulated by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC).

On May 31, 2001, Detroit Edison’s parent company, DTE Energy Company (DTE Energy), completed the acquisition of MCN Energy Group Inc. (MCN Energy), now DTE Enterprises Inc. (Enterprises).

Principles of Consolidation

Detroit Edison consolidates all majority-owned subsidiaries. Detroit Edison accounts for non-majority owned investments under the equity method when Detroit Edison is able to influence the financial operating policies of the investee. For all other investments, the Detroit Edison applies the cost method.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. In connection with their preparation, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Detroit Edison reclassified certain prior year balances to conform to the 2001 presentation.

Revenues

Revenues from deliveries of electricity are recognized as services are provided. Detroit Edison accrues revenues for electric and steam heating services provided but unbilled at month-end. Pursuant to a June 2000 MPSC order, Detroit Edison’s rates are frozen for all classes of customers through 2003.

Comprehensive Income

Detroit Edison complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income. SFAS No. 130 defines comprehensive income as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income.

Cash Equivalents and Restricted Cash

For purposes of the Consolidated Statement of Cash Flows, Detroit Edison considers investments purchased with a maturity of three months or less to be cash equivalents. Cash required to be maintained for securitization bond debt service requirements is classified as restricted cash.

Inventories

Materials and supplies, and fuel inventory are valued at average cost.

Property, Retirement and Maintenance, and Depreciation

A summary of property by classification at December 31 is as follows:

(in Millions)	2001	2000

Property, Plant and Equipment
Distribution	$5,407	$5,163
Generation	6,165	6,423
Transmission	—	772

Total	11,572	12,358

Less accumulated depreciation
Electric Distribution	(2,062)	(1,924)
Electric Generation	(2,948)	(3,346)
Electric Transmission	—	(389)

Total	(5,010)	(5,659)

Net Property, Plant and Equipment	$6,562	$6,699

Property is stated at cost and includes construction-related labor and materials. Expenditures for maintenance and repairs are charged to expense as incurred, except for Fermi 2. The cost of properties retired plus removal costs, less salvage is charged to accumulated depreciation.

Detroit Edison bases depreciation provisions for utility property on straight-line and units of production rates approved by the MPSC. The composite depreciation rate was 3.4% in 2001 and 2000, and 3.3% in 1999.

Detroit Edison accrues in advance the incremental costs, including maintenance activities, that it anticipates incurring during the next scheduled Fermi 2 refueling outage. Detroit Edison began accruing approximately $21 million on a pro-rata basis over an 18-month period beginning in November 2001 for the next scheduled refueling outage in the spring of 2003.

Transmission Business

Effective January 2001, Detroit Edison transferred its transmission assets, with a book value of approximately $390 million, to a wholly owned subsidiary, International Transmission Company (ITC). On May 31, 2001, Detroit Edison distributed 100 percent of the shares of ITC to DTE Energy.

Long-Lived Assets

Long-lived assets held and used by Detroit Edison are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows expected to be generated by the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Costs

Detroit Edison capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a maximum period of five years, beginning with the project’s completion.

Deferred Debt Costs

The costs related to the issuance of long-term debt are amortized over the life of each issue. In accordance with MPSC regulations, the unamortized discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue. Discount, premium and expense on early redemptions of debt are charged to earnings if they relate to the electric generation business.

Recently Issued Accounting Pronouncements

Derivatives – Effective January 1, 2001, Detroit Edison adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that companies recognize all derivatives as either assets or liabilities measured at fair value on the statement of financial position. SFAS No. 133 provides an exception for certain contracts that qualify as “normal purchases and sales.” To qualify for this exception, certain criteria must be met, including that it must be probable that the contract will result in physical delivery.

See Note 11 – Financial and Other Derivative Instruments herein for additional information.

Asset Retirement Obligations – In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Detroit Edison has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets – In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Detroit Edison adopted this statement on January 1, 2002, with no impact on the consolidated financial statements.

Other

For significant accounting policies regarding regulatory matters, see Note 3; income taxes, see Note 6; financial and other derivative instruments, see Note 11; and retirement benefits and trusteed assets, see Note 13.

NOTE 2 — MERGER AND RESTRUCTURING CHARGES

On May 31, 2001, Detroit Edison’s parent company, DTE Energy, completed the acquisition of MCN Energy. Detroit Edison incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges of $20 million ($13 million after tax) in 2001 and $25 million ($16 million after tax) in 2000, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $166 million ($108 million after tax) in 2001, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 890 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing Detroit Edison’s earnings by $186 million ($121 million after tax) and $25 million ($16 million after tax) in 2001 and 2000, respectively. Approximately $39 million of the merger and restructuring charges have been paid as of December 31, 2001, including approximately $16 million of benefits, and it is anticipated that the remaining benefits of $147 million have been or will be paid from retirement plans.

NOTE 3 — REGULATORY MATTERS

Regulation

Detroit Edison is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison is regulated by the FERC with respect to financing authorization.

Detroit Edison’s electric distribution operations meet the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost-based ratemaking process, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent benefits that will be refunded to customers through reduced rates. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Management believes that currently available facts support the continued application of SFAS No. 71 to these businesses. Future regulatory changes or changes in the competitive environment could result in Detroit Edison discontinuing the application of SFAS No. 71 for some or all of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through rates or refund. If Detroit Edison (excluding its subsidiary, The Detroit Edison Securitization Funding LLC) were to have discontinued the application of SFAS No. 71 for all of its operations as of December 31, 2001, it would have had an extraordinary noncash charge to income of approximately $58 million.

Regulatory Assets and Liabilities

The Company recorded the following regulatory assets and liabilities at December 31:

	2001	2000

(in Millions)
Assets
Unamortized nuclear costs	$—	$2,328
Securitized regulatory assets	1,692	—
Recoverable income taxes related to securitized regulatory assets	928	—
Other recoverable income taxes	120	196
Unamortized loss on reacquired debt	20	82
Electric Choice implementation costs	53	57
Other	17	25

Total Assets	$2,830	$2,688

Liabilities
Refundable income taxes	$—	2
Residual savings	43	1

Total Liabilities	$43	$3

Electric Industry Restructuring

MPSC orders issued in 1997 and 1998 altered the regulatory process in Michigan and provided a plan for transition to competition for the generation business of Detroit Edison. Therefore, effective December 31, 1998, Detroit Edison’s generation business no longer met the criteria of SFAS No. 71. Also, at that time, the 1,150 megawatt (MW) Fermi 2 nuclear generating plant was determined to be impaired. Since a December 1998 MPSC order provided for full recovery of Fermi 2 through the regulated transmission and distribution businesses, a regulatory asset was established representing the net book value of Fermi 2 and related assets.

Michigan Legislation – In June 2000, Public Act 141 (PA 141) became effective. PA 141 provided Detroit Edison with the right to recover stranded costs, codified and established January 1, 2002 as the date for full implementation of the MPSC’s existing Electric Choice program, and required the MPSC to reduce residential electric rates by 5%. At that time, Public Act 142 (PA 142) also became effective. PA 142 provided for the recovery through securitization of “qualified costs” which consist of an electric utility’s regulatory assets, plus various costs associated with, or resulting from, the establishment of a competitive electric market and the issuance of securitization bonds.

Acting pursuant to PA 141, in an order issued in June 2000, the MPSC reduced Detroit Edison’s residential electric rates by 5% and imposed a rate freeze for all classes of customers through 2003. In April 2001, commercial and industrial rates were lowered by 5% as a result of savings derived from the issuance of securitization bonds in March 2001, as subsequently discussed.

The legislation also contains provisions preventing rate increases for residential customers through 2005, for small business customers through 2004, and remaining business customers through 2003. Certain costs may be deferred after 2003 and during the period that rates are frozen. This rate cap may be lifted when certain market test provisions are met, specifically, an electric utility has no more than 30% of generation capacity in its relevant market, with consideration for capacity needed to meet a utility’s responsibility to serve its customers. Statewide, multi-utility transmission system improvements also are required. Detroit Edison expects that these market and transmission improvement conditions will be met, and the rate cap will not continue after the dates specified in the legislation.

In several orders issued in June 2000, the MPSC determined that adjusting rates for changes in fuel and purchased power expenses through continuance of the power supply cost recovery (PSCR) clause would be inconsistent with the rate freeze. Detroit Edison was not permitted to collect the 1998 PSCR under-recovery of $9 million, plus accrued interest of $3 million. Also, Detroit Edison was not required to refund approximately $55 million of liabilities for over-recoveries of PSCR expenses for 1999 and 2000, and disallowances under the Fermi 2 performance standard mechanism. In January 2002, the Michigan Court of Appeals rejected appeals filed by parties opposing the MPSC’s actions in this proceeding.

In October 2000, the MPSC initiated a case to determine the methodology of calculating net stranded costs as required by PA 141. As a result of an MPSC order in December 2001, Detroit Edison would recover the net stranded costs associated with its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing actual revenues from generation services to the revenue requirements, including an allowance for the cost of capital, to recover the costs of generation operations. The MPSC, in its orders, determined that Detroit Edison had no stranded costs using 2000 data, established a zero 2002 transition charge and deferred the issues of refining the net stranded costs methodology and the recalculating of net stranded costs to 2002. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to Electric Choice bills in 2002. In addition, the MPSC ordered an additional credit on Electric Choice bills equivalent to the 5% rate reduction benefiting full service customers funded by savings derived from securitization. The provisions of this order will likely encourage additional customer participation in the Electric Choice program and result in the loss of margins from providing generation services. Detroit Edison has asked for rehearing and clarification on certain aspects of the order and has requested that the MPSC initiate an expedited proceeding to implement those clarifications and interpretations.

In June 2001, pursuant to PA 141, Detroit Edison filed with the MPSC an application outlining a proposal to unbundle its existing rates. Detroit Edison’s initial proposal did not unbundle all tariffs but instead included a bill message stating the amount of distribution charges a customer would incur under Electric Choice. A December 2001 MPSC order found that the June 2001 filing did not meet the requirements of PA 141 and ordered Detroit Edison to make a new filing. In February 2002, Detroit Edison made a filing that unbundled existing rates using updated cost data. Detroit Edison is unable to determine the timing or outcome of this proceeding.

In another December 2001 order, the MPSC finalized the prices, terms and conditions contained in the Retail Access Service Tariff (RAST) that will likely encourage additional customer participation in the Electric Choice program. The implementation of the order will result in increased expenses associated with implementing Electric Choice, including meter installation, meter reading and computer system enhancements. Detroit Edison has asked for rehearing and clarification on certain aspects of the order.

Securitization – In an order issued in November 2000 and clarified in January 2001, the MPSC approved the issuance of securitization bonds to recover qualified costs that included the unamortized investment in Fermi 2, costs of certain other regulatory assets, Electric Choice implementation costs, costs of issuing securitization bonds, and the costs of retiring securities with the proceeds of securitization.

Detroit Edison formed The Detroit Edison Securitization Funding LLC (Securitization LLC), a wholly owned subsidiary, for the purpose of securitizing its qualified costs. In March 2001, the Securitization LLC issued $1.75 billion of Securitization Bonds, and Detroit Edison sold $1.75 billion of qualified costs to the Securitization LLC. The Securitization Bonds mature over a period of up to 15 years and have an average interest rate of 6.1%. Detroit Edison used the proceeds to retire debt and equity in approximately equal amounts. DTE Energy likewise retired approximately 50% debt and 50% equity with the proceeds received as the sole shareholder of Detroit Edison. Detroit Edison implemented a non-bypassable surcharge on its customer bills, effective March 26, 2001, for the purpose of collecting amounts sufficient to provide for the payment of interest and principal and the payment of income tax on the additional revenue from the surcharge. As a result of securitization, Detroit Edison established a regulatory asset for securitized costs including costs that had previously been recorded in other regulatory asset accounts.

The Securitization LLC is independent of Detroit Edison, as is its ownership of the securitization property. Due to principles of consolidation, qualified costs sold by Detroit Edison to the Securitization LLC and the $1.75 billion of securitization bonds appear on the Company’s consolidated statement of financial position. The Company makes no claim to these assets. Ownership of such assets has vested in the Securitization LLC and been assigned to the trustee for the Securitization Bonds. Funds collected by Detroit Edison, acting in the capacity of a servicer for the Securitization LLC, are remitted to the trustee for the Securitization Bonds. Neither the securitization property nor funds collected from Detroit Edison’s customers for the payment of costs related to the Securitization LLC and Securitization Bonds are available to Detroit Edison’s creditors.

Other

In accordance with a November 1997 MPSC order, Detroit Edison reduced rates by $53 million annually to reflect the scheduled reduction in the revenue requirement for Fermi 2. The $53 million reduction was effective in January 1999. In addition, the November 1997 MPSC order authorized the deferral of $30 million of storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. After various legal appeals, the Michigan Court of Appeals remanded back to the MPSC for hearing the November 1997 order. In December 2000, the MPSC issued an order reopening the case for hearing. The parties in the case have agreed to a stipulation of fact and waiver of hearing. In February 2002, an MPSC administrative law judge issued a proposal for decision that supports Detroit Edison’s actions in this matter. A final order is expected in 2002.

Detroit Edison is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position and results of operations of Detroit Edison.

NOTE 4 — FERMI 2

General

Fermi 2, a nuclear generating unit, began commercial operation in January 1988. The Nuclear Regulatory Commission (NRC) maintains jurisdiction over the licensing and operation of Fermi 2. Fermi 2 has a design electrical rating (net) of 1,150 MW. This unit represents approximately 10% of Detroit Edison’s summer net rated capability. The net book balance of the Fermi 2 plant was written off at December 31, 1998, and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset was securitized. See Note 3 - Regulatory Matters.

Ownership of an operating nuclear generating unit subjects Detroit Edison to significant additional risks. Fermi 2 is regulated by a number of different governmental agencies concerned with public health, safety and environmental protection.

Insurance

Detroit Edison insures Fermi 2 with property damage insurance provided by Nuclear Electric Insurance Limited (NEIL). The NEIL insurance policies provide $500 million of primary coverage (with a $1 million deductible) and $2.25 billion of excess coverage for stabilization, decontamination and debris removal costs, repair and/or replacement of property and decommissioning. The combined limits provide total property damage insurance of $2.75 billion.

Detroit Edison maintains an insurance policy with NEIL providing for extra expenses, including certain replacement power costs necessitated by Fermi 2’s unavailability due to an insured event. These policies have a 12-week waiting period and provide for three years of coverage.

Terrorism coverage under the NEIL policies has been modified for multiple terrorism losses occurring within one year after the first loss from terrorism. NEIL would make available to all insured entities up to $3.2 billion and any amounts it recovers from reinsurance, government indemnity or other sources for such losses.

Under the NEIL policies, Detroit Edison could be liable for maximum assessments of up to approximately $27 million per event if the loss associated with any one event should exceed the accumulated funds available to NEIL.

As required by federal law, Detroit Edison maintains $200 million of public liability insurance for a nuclear incident. For liabilities arising out of terrorist acts, the policy is now subject to one industry aggregate limit of $200 million. Further, under the Price-Anderson Amendments Act of 1988 (Act), deferred premium charges up to $84 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities. The Act will expire on August 1, 2002. It is unknown whether this statute will be renewed or modified.

Decommissioning

The NRC has jurisdiction over the decommissioning of nuclear power plants and requires decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the decommissioning costs of Fermi 2. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes that the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning using the NRC formula.

Detroit Edison has established external trust funds to hold decommissioning and low-level radioactive waste disposal funds collected from customers. During 2001, 2000 and 1999, Detroit Edison collected $38 million in each year from customers for decommissioning and low-level radioactive waste disposal. Such amounts were recorded as components of depreciation, depletion and amortization expense, and in other liabilities. Net unrealized losses of $23 million and $18 million in 2001 and 2000, respectively, were recorded as adjustments to the nuclear decommissioning trust funds and other liabilities. At December 31, 2001, investments in the external trust funds consisted of approximately 50.7% in publicly traded equity securities, 46.1% in fixed debt instruments and 3.2% in cash equivalents. Investments in debt and equity securities held within the external trust funds are classified as “available for sale.”

At December 31, 2001 and 2000, Detroit Edison had reserves of $373 million and $351 million for the future decommissioning of Fermi 2, and $29 million and $32 million for the decommissioning of Fermi 1, a nuclear unit that has been shut down since 1972, respectively. Detroit Edison also had a reserve of $15 million for low-level radioactive waste disposal costs at December 31, 2001 and 2000. These reserves are included in other liabilities, with an equivalent amount deposited in external trust funds. It is estimated that the cost of decommissioning Fermi 2, when its license expires in 2025, will be $913 million in 2001 dollars and $3.5 billion in 2025 dollars, using a 6% inflation rate. In 2001, Detroit Edison began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning is expected to be completed by 2007.

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of one mill per net kilowatthour of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Until the DOE is able to fulfill its obligation under the contract, Detroit Edison is responsible for the spent nuclear fuel storage. Detroit Edison estimates that existing storage capacity will be sufficient until 2007.

NOTE 5 — JOINTLY OWNED UTILITY PLANT

Detroit Edison’s portion of jointly owned utility plant at December 31, 2001 is as follows:

		Ludington
	Belle River	Pumped Storage

In-service date	1984-1985	1973
Ownership interest	*	49%
Investment (millions)	$1,031	$194
Accumulated depreciation (millions)	$461	$102

*	Detroit Edison’s ownership interest is 62.78% in Unit No. 1, 81.39% of the portion of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49.59% in certain transmission lines and, at December 31, 2001, 75% in facilities used in common with Unit No. 2.

Belle River

The Michigan Public Power Agency (MPPA) has an ownership interest in Belle River Unit No. 1 and certain other related facilities. MPPA is entitled to 18.61% of the capacity and energy of the entire plant (1,026 MW) and is responsible for the same percentage of the plant’s operation and maintenance expenses and capital improvements.

Ludington Pumped Storage

Operation, maintenance and other expenses of the Ludington Pumped Storage Plant (1,872 MW) are shared by Detroit Edison and Consumers Energy Company in proportion to their respective ownership interests in the plant.

NOTE 6 — INCOME TAXES

Detroit Edison is part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for Detroit Edison is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy.

Total income tax expense as a percent of income before tax varied from the statutory federal income tax rate for the following reasons:

	2001	2000	1999

Statutory income tax rate	35.0%	35.0%	35.0%
Removal costs	—	(4.1)	(1.9)
Investment tax credit	(2.1)	(1.8)	(1.6)
Depreciation	0.9	1.9	1.2
Research expenditures tax credit	(2.1)	—	—
ESOP	(0.8)	—	—
Other-net	(4.6)	(1.5)	—

Effective income tax rate	26.3%	29.5%	32.7%

Components of income tax expense were as follows:

	2001	2000	1999

(in Millions)
Current federal and other income tax expense	$199	$245	$282
Deferred federal income tax benefit	(108)	(62)	(60)
Investment tax credit	(7)	(11)	(11)

Total	$84	$172	$211

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.

Deferred income tax assets (liabilities) were comprised of the following at December 31:

	2001	2000

(in Millions)
Property	$(1,178)	$(1,199)
Securitized regulatory assets	(909)	—
Unamortized nuclear costs	—	(822)
Property taxes	(73)	(68)
Investment tax credit	90	90
Contributions in aid of construction	102	90
Other	191	38

	$(1,777)	$(1,871)

Deferred income tax liabilities	$(2,275)	$(2,293)
Deferred income tax assets	498	422

	$(1,777)	$(1,871)

NOTE 7 — PREFERRED AND PREFERENCE SECURITIES

At December 31, 2001, Detroit Edison had 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 8 — LONG-TERM DEBT

Detroit Edison’s long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	2001	2000

(in Millions)
Mortgage Bonds
7.6% due 2001 to 2023	$748	$1,564
Remarketed Notes
Secured
5.9% due 2034 to 2038	100	410
Tax Exempt Revenue Bonds
Secured
Installment Sales Contracts
6.6% due 2004 to 2024	125	125
Loan Agreements
5.8% due 2008 to 2030	882	882
Unsecured
Installment Sales Contracts
6.4% due 2004	24	24
Loan Agreements
4.8% due 2024 to 2030	113	113
Senior Notes
Secured
5.8% due 2005 to 2010	700	—
Quarterly Income Debt Securities (QUIDS)
7.5% due 2026 to 2028	385	385
Other Long-Term Debt	90	—

	3,167	3,503
Less amount due within one year	(129)	(159)

	$3,038	$3,344

Securitization Bonds
6.1% due 2002 to 2016	$1,746	$—
Less amount due within one year	(73)	—

	$1,673	$—

In the years 2002 - 2006, Detroit Edison’s long-term debt maturities are $202 million, $256 million, $138 million, $430 million and $126 million, respectively.

Substantially all of the property of Detroit Edison is pledged as security for the payment of outstanding mortgage bonds and other secured debt.

Each series of QUIDS provides that interest will be paid quarterly. However, Detroit Edison has the right to extend the interest payment period on the QUIDS for up to 20 consecutive interest payment periods. Interest would continue to accrue during the deferral period. If this right is exercised, Detroit Edison may not declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period.

At December 31, 2001, $100 million of notes were subject to periodic remarketings. Remarketing agents remarket these securities at the lowest interest rate necessary to produce a par bid. In the event that a remarketing fails, Standby Note Purchase Agreements and/or Letters of Credit are in place for a portion of the notes that provide that banks will purchase the securities and, after the conclusion of all necessary proceedings, remarket the bonds. In the event the banks’ obligations under the Standby Note Purchase Agreements and/or Letters of Credit are not honored, then the Company would be required to purchase any securities subject to a failed remarketing.

Detroit Edison formed the Securitization LLC, a wholly owned subsidiary, for the purpose of securitizing its stranded costs. In March 2001, the Securitization LLC issued $1.75 billion of Securitization Bonds, Series 2001-1, and Detroit Edison sold $1.75 billion of qualified costs to the Securitization LLC. During the year ended December 31, 2001, Detroit Edison used proceeds from securitization along with other refinancings to redeem $1.3 billion in debt, of which $1.1 billion represented unscheduled redemptions.

During 2001, Detroit Edison issued $200 million of 5.05% senior secured notes due 2005, and $500 million of 6.125% senior secured notes due 2010. Interest is payable on a semi-annual basis beginning April 1, 2002. Detroit Edison also issued $139.9 million of 5.45% tax-exempt bonds due 2029. Interest is payable on a semi-annual basis beginning March 1, 2002.

During 2001, Detroit Edison entered into a financing arrangement for certain equipment with a value of approximately $90 million. The arrangement has an implicit interest rate of 7.6% with a term of approximately nine years.

NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

During 2001, Detroit Edison entered into a bank facility arrangement used to support commercial paper in the amount of $300 million. Commercial paper is usually issued in lieu of an equivalent amount of borrowings under these lines of credit. Detroit Edison had no amounts outstanding under this facility at December 31, 2001. At December 31, 2000, $45 million of commercial paper was outstanding under a prior facility with a weighted average interest of 6.6%.

Detroit Edison also has a $200 million short-term financing agreement secured by its customer accounts receivable and unbilled revenues portfolio under which there were no outstanding amounts at December 31, 2001. There was $200 million outstanding at December 31, 2000, with a weighted average interest rate of 6.8%.

NOTE 10 — CAPITAL AND OPERATING LEASES

Lessee – Detroit Edison leases various assets under capital and operating leases including lake vessels, locomotives and coal cars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2016, with renewal options extending beyond that date.

In July 2001, Detroit Edison terminated its nuclear fuel financing arrangement and purchased the leased nuclear fuel for $79 million.

Future minimum lease payments under non-cancelable leases at December 31, 2001 were:

	Capital	Operating
	Leases	Leases

(in Millions)
2002	$20	$9
2003	15	9
2004	11	8
2005	11	8
2006	13	8
2007 and thereafter	74	19

Total minimum lease payments	144	$61

Less imputed interest	(44)

Present value of net minimum lease payments	100
Less current portion	(13)

Noncurrent portion	$87

Rental expenses for operating leases were approximately $9 million, $9 million and $4 million for 2001, 2000 and 1999, respectively.

NOTE 11 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

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

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion 20, “Accounting Changes.”

As of January 1, 2001, Detroit Edison adopted SFAS No. 133, as required. The financial statement impact of recording the various SFAS No. 133 transactions at January 1, 2001 was as follows:

Increase
Financial Statement Line Item	(Decrease)

(in Millions)
Assets from risk management activities	$26
Liabilities from risk management activities	$10
Income taxes payable	$6
Cumulative effect of a change in accounting principle:
Other comprehensive income	$13
Net income	$(3)

Detroit Edison’s primary market risk exposure is associated with commodity prices. Detroit Edison has risk management policies to monitor and assist in mitigating this market risk and uses derivative instruments to manage some of the exposures. Detroit Edison does not hold or issue derivative instruments for trading purposes. All derivatives are recorded at fair value and shown as “assets or liabilities from risk management activities” in the consolidated statement of financial position.

The FASB continues to develop interpretive guidance for SFAS No. 133. Accordingly, any future interpretations of SFAS No. 133 may impact the Company’s ultimate application of the standard.

RISK MANAGEMENT ACTIVITIES

Credit Risk

Detroit Edison is exposed to credit risk in the event of nonperformance by customers or counterparties of its contractual obligations. Detroit Edison maintains credit policies with regard to its customers and counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition and credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees, and the use of standardized agreements which allow for the netting or offsetting of positive and negative exposures associated with a single counterparty.

Commodity Price Risk

Detroit Edison uses forward energy, capacity, and futures contracts to manage the risk of fluctuations in the market price of electricity and natural gas. Certain of these contracts have been formally designated as cash flow hedges of the forecasted purchase of power and natural gas. For the year ended December 31, 2001, Detroit Edison recorded a loss of $23 million, net of tax, in other comprehensive loss for these hedges. Amounts recorded in other comprehensive loss will be reclassified to fuel and purchased power expense as the forecasted purchases of electricity and natural gas affect earnings. At December 31, 2001, the estimated net amount of existing loss expected to be reclassified into earnings within the next 12 months is approximately $21 million. The maximum length of time over which Detroit Edison is hedging its exposure to the variability of future cash flows is two years. Ineffectiveness recognized in these hedging relationships was immaterial for the year ended December 31, 2001.

Certain of Detroit Edison’s forward electric contracts are considered “normal purchases and sales” and therefore are excluded from the scope of SFAS No. 133.

In June 2001, the FASB provided guidance on the implementation of SFAS No. 133 regarding certain contracts in the power generation industry. In June 2001, issue No. C15, “Scope Exceptions: Normal

Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” was issued. The FASB concluded that because electricity cannot be readily stored in significant quantities, and the entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option-like contract for the purchase of electricity that meets certain criteria is eligible for the normal purchases and sales exception. Detroit Edison adopted this new guidance on July 1, 2001, as required, classified certain contracts as normal, and began amortizing the previously recorded liability on option-like contracts over their remaining lives. In December 2001, the FASB issued revisions to issue No. C15 that are effective in April 2002. The revised guidance differentiates characteristics of traditional capacity contracts used by electric utilities to meet electric load and financial options on electricity. Traditional capacity contracts are eligible for settlement accounting under the normal purchases and sales exception. Financial options on electricity will not be eligible for settlement accounting. Financial options on electricity will be recorded at fair value on the statement of financial position using mark-to-market accounting.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amount of financial instruments, except for long-term debt, approximate fair value. The estimated fair value of total long-term debt at December 31, 2001 and 2000 was $ 5.1 billion and $3.5 billion, respectively, compared to the carrying amount of $4.9 billion and $3.5 billion, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Personal Property Taxes

Detroit Edison and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are being used for current year assessments in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables are currently before the Michigan Tax Tribunal (MTT), which issued an order in June 2000 stating that the tables are presumed to be correct, thus assigning the burden of proving otherwise to the taxing jurisdictions. The hearing before the MTT concluded in June 2001, with the STC subsequently filing a motion for summary judgment. All briefs related to that motion have been filed, and the parties now await the MTT decision.

Beginning in 2000, Detroit Edison accrues property tax expense based on the new tables. Detroit Edison will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to 1997 through 1999. This is a solution supported by the STC in the past. The legal action, along with possible additional appeals by local taxing jurisdictions, is expected to delay any recoveries realized by Detroit Edison related to the new valuation tables.

Commitments

Detroit Edison has an Energy Purchase Agreement for the purchase of steam and electricity from the Detroit Resource Recovery Facility. Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments is being amortized to fuel and purchased power expense with non-cash accretion expense being recorded through 2008. During 2001, the reserve for future steam purchase commitments was reduced by $22 million due to changes in estimated future replacement costs. Purchases of steam and electricity were approximately $41 million, $35 million and $35 million for 2001, 2000 and 1999, respectively. Annual steam and electric purchase commitments are approximately $40 million, $41 million, $42 million, $44 million and $45 million for 2002, 2003, 2004, 2005 and 2006, respectively.

The EPA has issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. In September 1998, the EPA issued a State Implementation Plan (SIP) call giving states a year to develop new regulations to limit nitrogen oxide emissions because of their contribution to ozone formation. Detroit Edison has spent approximately $221 million through December 2001 and estimates that it will incur approximately $400 million to $500 million of future capital expenditures over the next three years to comply. In March 2000, the U.S. Court of Appeals ruled in favor of the EPA’s SIP call regulations. The new air quality standards have been upheld in legal challenges in the U.S. Court of Appeals, but the U.S. Supreme Court has agreed to hear the appeal. Until the legal issues are resolved, management is unable to predict the full impact of the new air quality standards. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure, in excess of current depreciation levels, would be deferred in ratemaking, until after the expiration of the rate cap period, presently expected to end December 31, 2005.

Detroit Edison has also entered into long-term fuel supply commitments of approximately $900 million at December 31, 2001. Detroit Edison expects that its 2002 capital expenditures will approximate $600 million. Certain commitments have been made in connection with such capital expenditures.

Other Contingencies

Electricity is purchased from and sold to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy in 2001, including certain Enron Corporation affiliates. Detroit Edison had open transactions under a variety of agreements with bankrupt Enron affiliates, and had an aggregate net liability of $8.2 million to Enron. There is a master netting agreement with Enron affiliates. Internal and external counsel are working to determine Detroit Edison’s rights within these agreements. Detroit Edison has not reserved for any exposure, in addition to the net liabilities already recorded, as management cannot estimate a probable loss exposure and currently does not believe the resolution of this matter will have a material impact to Detroit Edison.

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

See Notes 3 and 4 for a discussion of contingencies related to Regulatory Matters and Fermi 2.

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

Pension Plan Benefits

Detroit Edison has a defined benefit retirement plan. Effective December 31, 2001, the MCN Energy Group Retirement Plan, that covered nonunion employees, merged into Detroit Edison’s retirement plan. The combined plan is noncontributory, covers substantially all employees and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. Detroit Edison operates as the sponsor of the merged plan, which is treated as a multiemployer plan from the affiliates’ perspective. The 2001 annual expense disclosed below is Detroit Edison’s portion of the total plan expense. Each affiliate is charged their portion of the expense. Detroit Edison’s policy is to fund pension cost calculated under the projected unit credit actuarial cost method.

Net pension cost for the years ended December 31 includes the following components:

(in Millions)	2001	2000	1999

Service Cost	$35	$35	$35
Interest Cost	117	107	92
Expected Return on Plan Assets	(139)	(139)	(124)
Amortization of
Prior service cost	10	10	5
Net transition asset	(5)	(4)	(4)
Special Termination Benefits (Note 2)	119	—	—

Net Pension Cost	$137	$9	$4

The following table sets forth a reconciliation of the obligations, assets and funded status of the plan as well as the amounts recognized as prepaid pension cost in the consolidated statement of financial position at December 31. The results include liabilities and assets for Detroit Edison and all affiliates participating in the combined plan. The prepaid asset contributed to the combined plan by such affiliates is reflected as an amount due to affiliates, $143,148,000 at December 31, 2001.

(in Millions)	2001	2000

Accumulated Benefit Obligation at the End of the Period	$1,857	$1,408

Projected Benefit Obligation at the Beginning of the Period	$1,540	$1,457
Service Cost	40	35
Interest Cost	142	107
Actuarial Loss	82	21
Special Termination Benefits (Note 2)	167	—
Benefits Paid	(209)	(82)
Plan Amendments	(43)	2
Plan Merger	317	—

Projected Benefit Obligation at the End of the Period	$2,036	$1,540

Plan Assets at Fair Value at the Beginning of the Period	$1,416	$1,585
Actual Return on Plan Assets	(48)	(87)
Company Contributions	35	—
Benefits Paid	(209)	(82)
Plan Merger	671	—

Plan Assets at Fair Value at the End of the Period	$1,865	$1,416

Funded Status of the Plans	$(171)	$(124)
Unrecognized Net loss	256	112
Prior service cost	35	85
Net transition asset	(14)	(7)

Prepaid Pension Cost	$106	$66

Assumptions used in determining the projected benefit obligation at December 31 were as follows:

	2001	2000	1999

Discount rate	7.25%	7.5%	7.5%
Annual increase in future compensation levels	4.0	4.0	4.0
Expected long-term rate of return on Plan assets	9.5	9.5	9.5

There are also several supplemental nonqualified, noncontributory, retirement benefit plans for certain management employees.

Detroit Edison also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. Detroit Edison matches employee contributions up to 6% of base compensation for non-represented employees and up to 4% for represented employees. The cost of these plans was $21 million in 2001, $22 million in 2000, and $21 million in 1999.

Other Postretirement Benefits

The Company provides certain postretirement healthcare and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for the Company.

Net postretirement cost for the years ended December 31 includes the following components:

(in Millions)	2001	2000	1999

Service Cost	$26	$22	$23
Interest Cost	55	48	41
Expected Return on Plan Assets	(47)	(46)	(39)
Amortization of Net loss	1	—	—
Net transition obligation	20	20	21
Special Termination Benefits (Note 2)	27	—	—

Net Postretirement Cost	$82	$44	$46

The following table sets forth a reconciliation of the obligations, assets and funded status of the plan as well as the amounts recorded as accrued postretirement cost in the consolidated statement of financial position at December 31:

(in Millions)	2001	2000

Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$751	$607
Service Cost	26	22
Interest Cost	55	48
Actuarial Loss	57	105
Special Termination Benefits (Note 2)	27	—
Plan Amendments	(12)	—
Benefits Paid	(41)	(31)

Accumulated Postretirement Benefit Obligation at the End of the Period	$863	$751

Plan Assets at Fair Value at the Beginning of the Period	$517	$501
Actual Return on Plan Assets	(14)	2
Company Contributions	11	23
Benefits Paid	(39)	(9)

Plan Assets at Fair Value at the End of the Period	$475	$517

Funded Status of the Plans	$(389)	$(234)
Unrecognized Net loss	161	44
Prior service cost	(12)	—
Net transition obligation	226	246

Accrued Postretirement Asset (Liability)	$(14)	$56

Assumptions used in determining the projected benefit obligation at December 31 were as follows:

	2001	2000	1999

Discount rate	7.25%	7.5%	7.5%
Expected long-term rate of return on Plan assets	9.5	9.0	9.0

Benefit costs were calculated assuming healthcare cost trend rates beginning at 8.5% for 2002 and decreasing to 5% in 2008 and thereafter for persons under age 65 and decreasing from 9% to 5% for persons age 65 and over. A one-percentage-point increase in healthcare cost trend rates would have increased the aggregate of the service cost and interest cost components of benefit costs by $14 million and would have increased the accumulated benefit obligation by $111 million at December 31, 2001. A one-percentage-point decrease in the healthcare cost trend rates would have decreased the aggregate of the service cost and interest cost components of benefit costs by $11 million and would have decreased the accumulated benefit obligation by $91 million at December 31, 2001.

NOTE 14 — RELATED PARTY TRANSACTIONS

Detroit Edison has transactions with affiliated companies to provide fuel supply services and power plant operation and maintenance services for the delivery of electric energy. Under a service agreement with DTE Energy, Detroit Edison provides corporate support services and various financial, auditing, tax, legal, treasury and cash management, human resources, information technology, regulatory and other services, which were billed to DTE Energy corporate. These administrative and general expenses along with interest and financing costs were then billed down to various subsidiaries of DTE Energy, including Detroit Edison. The net amount of expenses included in the consolidated statement of operations in 2001 was $4 million.

Detroit Edison continues to bill and collect transmission revenues as currently authorized in its bundled distribution rates approved by the MPSC. ITC provides transmission services to customers of Detroit Edison and other non-affiliated customers. ITC billed Detroit Edison approximately $57 million since June 1, 2001, for the costs of providing transmission services to utility customers.

As of December 31, 2001 and 2000, Detroit Edison reported net accounts payable due to affiliated companies of $113 million and $20 million, respectively.

NOTE 15 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

(in Millions)

2001
Operating Revenues	$1,024	$992	$1,121	$907	$4,044
Operating Income (Loss)	246	(47)	199	238	636
Income (Loss) before accounting Change	116	(77)	88	109	236
Net Income (Loss)	113	(77)	88	109	233

2000
Operating Revenue	$949	1,071	$1,109	$1,000	$4,129
Operating Income	223	214	167	269	873
Net Income	97	91	76	147	411

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

All omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data” on page 14.

(2)	Financial Statement schedule. See “Item 8 – Financial Statements and Supplementary Data on Page 14.

(3)	Exhibits.

(i)	Exhibits filed herewith.

Exhibit
Number	Description

12-18	Computation of Ratio of Earnings to Fixed Charges

23-14	Consent of Deloitte & Touche LLP

(ii)	Exhibits incorporated herein by reference

3(a)	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999)

3(b)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999)

4(a)	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and First Chicago Trust Company of New York as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947 Exhibit B-20 to Registration No. 2-7136
November 15, 1971 Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595
June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643
June 30, 1982	Exhibit 4-30 to Registration No. 2 78941
August 15, 1982	Exhibit 4-32 to Registration No. 2-79674
December 1, 1989	Exhibit 4-211 to Form 10-K for year ended December 31, 2000
February 15, 1990	Exhibit 4-212 to Form 10-K for year ended December 31, 2000
April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996
November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996
January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996
February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998
April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998
July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998
November 30, 1992	Exhibit 213 to Form 10-K for year ended December 31, 2000
January 1, 1993	Exhibit 4-131 to Registration No. 33-56496
March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998
April 1, 1993	Exhibit 4-214 to Form 10-K for year ended December 31, 2000
April 26, 1993	Exhibit 4-215 to Form 10-K for year ended December 31, 2000
May 31, 1993	Exhibit 4-148 to Registration No. 33-64296
June 30, 1993	Exhibit 4-216 to Form 10-K for year ended December 31, 2000 (1993 Series AP)
June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)
September 15, 1993	Exhibit 4-217 to Form 10-K for year ended December 31, 2000
March 1, 1994	Exhibit 4-163 to Registration No. 33-53207
June 15, 1994	Exhibit 4-218 to Form 10-K for year ended December 31, 2000
August 15, 1994	Exhibit 4-220 to Form 10-K for year ended December 31, 2000
August 1, 1995	Exhibit 4-221 to Form 10-K for year ended December 31, 2000
August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999
August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999
January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999
April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000
August 1, 2000	Exhibit 4-210 to Form 10-Q for quarter ended September 30, 2000
March 15, 2001	Exhibit 4-222 to Form 10-Q for quarter ended March 31, 2001
May 1, 2001	Exhibit 4-226 to Form 10-Q for quarter ended June 30, 2001
August 15, 2001	Exhibit 4-227 to Form 10-Q for quarter ended September 30, 2001
September 15, 2001	Exhibit 4-228 to Form 10-Q for quarter ended September 30, 2001

4(b)	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325)
4(c)	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325)
4(d)	First Amendment, dated as of July, 2000, to the First Supplemental Indenture, dated as of June 30, 1993, to the Collateral Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-208 to Form 10-Q for quarter ended September 30, 2000)
4(e)	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993)
4(f)	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996)
4(g)	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form

10-Q for quarter ended September 30, 1994)
4(h)	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023)
4(i)	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998)
4(j)	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998)
4(k)	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-207 to form 10-Q for the quarter ended March 31, 2000)
4(l)	Ninth Supplemental Indenture, dated as of September 15, 2001, establishing the 5.050% Senior Notes due 2005 and 6.125% Senior Notes due 2010.
10(a)	Securitization Property Sale Agreement (Exhibit 10-42 to Form 10-Q for quarter ended March 31, 2001)
99(a)	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501)
99(b)	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501)
99(c)	Inter-Creditor Agreement (Exhibit 99-41 to Form 10-Q for quarter ended March 31, 2001)
99(d)	Amendment to Trade Receivables Purchase and Sale Agreement (Exhibit 99-42 to Form 10-Q for quarter ended March 31, 2001)
99(e)	Amended and Restated Trade Receivables Purchase and Sale Agreement (Exhibit 99-43 to Form 10-Q for quarter ended March 31, 2001)
99(f)	$300 Million Credit Agreement (Exhibit 99-1 to Form 10-Q for quarter ended September 30, 2001.)
(b) Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

THE DETROIT EDISON COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Year Ending December 31,

	2001	2000	1999

(in Thousands)
Allowance for Non-collectible Accounts (shown as
deduction from accounts receivable in the consolidated statement of financial position)
Balance at Beginning of Period	$20,000	$20,000	$20,000
Additions:
Charged to costs and expenses	22,510	18,219	20,363
Charged to other accounts (a)	11,846	3,677	3,357
Deductions (b)	(27,056)	(21,896)	(23,720)

Balance At End of Period	$27,300	$20,000	$20,000

Fermi 2 Refueling Outage Accrual (included in other current liabilities in the consolidated statement of financial position)
Balance at Beginning of Period	$9,789	$18,221	$3,156
Charged to costs and expenses	12,837	14,002	15,065
Deductions (c)	(21,459)	(22,434)	—

Balance At End of Period	$1,167	$9,789	$18,221

(a)	Collection of accounts previously written off.

(b)	Non-collectible accounts written off.

(c)	Actual amounts paid during the refueling outage.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)

Date:	March 28, 2002	By	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Vice President and Controller

By	/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer

By	/s/ SUSAN M. BEALE Susan M. Beale Director, Vice President and Corporate Secretary

By	/s/ DAVID E. MEADOR David E. Meador Director

Exhibit Index

Exhibit
Number	Description

12-18	Computation of Ratio of Earnings to Fixed Charges

23-14	Consent of Deloitte & Touche LLP

(ii)	Exhibits incorporated herein by reference

3(a)	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999).

3(b)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999).

4(a)	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and First Chicago Trust Company of New York as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947 Exhibit B-20 to Registration No. 2-7136
November 15, 1971 Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595
June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643
June 30, 1982	Exhibit 4-30 to Registration No. 2 78941
August 15, 1982	Exhibit 4-32 to Registration No. 2-79674
December 1, 1989	Exhibit 4-211 to Form 10-K for year ended December 31, 2000
February 15, 1990	Exhibit 4-212 to Form 10-K for year ended December 31, 2000
April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996
November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996
January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996
February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998
April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998
July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998
November 30, 1992	Exhibit 213 to Form 10-K for year ended December 31, 2000
January 1, 1993	Exhibit 4-131 to Registration No. 33-56496
March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998
April 1, 1993	Exhibit 4-214 to Form 10-K for year ended December 31, 2000
April 26, 1993	Exhibit 4-215 to Form 10-K for year ended December 31, 2000
May 31, 1993	Exhibit 4-148 to Registration No. 33-64296
June 30, 1993	Exhibit 4-216 to Form 10-K for year ended December 31, 2000 (1993 Series AP)
June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)
September 15, 1993	Exhibit 4-217 to Form 10-K for year ended December 31, 2000
March 1, 1994	Exhibit 4-163 to Registration No. 33-53207
June 15, 1994	Exhibit 4-218 to Form 10-K for year ended December 31, 2000
August 15, 1994	Exhibit 4-220 to Form 10-K for year ended December 31, 2000
August 1, 1995	Exhibit 4-221 to Form 10-K for year ended December 31, 2000
August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999
August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999
January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999
April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000
August 1, 2000	Exhibit 4-210 to Form 10-Q for quarter ended September 30, 2000
March 15, 2001	Exhibit 4-222 to Form 10-Q for quarter ended March 31, 2001
May 1, 2001	Exhibit 4-226 to Form 10-Q for quarter ended June 30, 2001
August 15, 2001	Exhibit 4-227 to Form 10-Q for quarter ended September 30, 2001
September 15, 2001	Exhibit 4-228 to Form 10-Q for quarter ended September 30, 2001

4(b)	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).
4(c)	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).
4(d)	First Amendment, dated as of July, 2000, to the First Supplemental Indenture, dated as of June 30, 1993, to the Collateral Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-208 to Form 10-Q for quarter ended September 30, 2000).
4(e)	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).
4(f)	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).
4(g)	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form

10-Q for quarter ended September 30, 1994).
4(h)	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).
4(i)	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998).
4(j)	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998).
4(k)	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-207 to form 10-Q for the quarter ended March 31, 2000).
4(l)	Ninth Supplemental Indenture, dated as of September 15, 2001, establishing the 5.050% Senior Notes due 2005 and 6.125% Senior Notes due 2010.
10(a)	Securitization Property Sale Agreement (Exhibit 10-42 to Form 10-Q for quarter ended March 31, 2001).
99(a)	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).
99(b)	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).
99(c)	Inter-Creditor Agreement (Exhibit 99-41 to Form 10-Q for quarter ended March 31, 2001).
99(d)	Amendment to Trade Receivables Purchase and Sale Agreement (Exhibit 99-42 to Form 10-Q for quarter ended March 31, 2001).
99(e)	Amended and Restated Trade Receivables Purchase and Sale Agreement (Exhibit 99-43 to Form 10-Q for quarter ended March 31, 2001).
99(f)	$300 Million Credit Agreement (Exhibit 99-1 to Form 10-Q for quarter ended September 30, 2001.)