Form 10-Q
period 2002-03-31
DETROIT EDISON CO
filed 2002-05-15
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission file number 1-2198

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

THE DETROIT EDISON COMPANY

(Exact name of registrant as specified in its charter)

Michigan	38-0478650

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279

(Address of principal executive offices)	(Zip Code)

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

Yes No

The Detroit Edison Company

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2002

		Page

Definitions		3

Part I – Financial Information

Item 1.	Financial Statements

	Consolidated Statement of Operations	9

	Consolidated Statement of Financial Position	10

	Consolidated Statement of Cash Flows	12

	Consolidated Statement of Changes in Shareholder’s Equity	13

	Notes to Consolidated Financial Statements	14

	Independent Accountants’ Report	18

Item 2.	Management’s Narrative Analysis of the Results of Operations	4

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K	19

Signature		20

Definitions

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for electricity.

DTE Energy	DTE Energy Company and Subsidiary Companies

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

Enterprises	DTE Enterprises Inc. (successor to MCN Energy), a wholly owned subsidiary of DTE Energy Company

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

kWh	Kilowatthour

MCN Energy	MCN Energy Group Inc.

MichCon	Michigan Consolidated Gas Company

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

SEC	Securities and Exchange Commission

Securitization	A mechanism used by Detroit Edison to refinance specific stranded costs at lower interest rates through the sale of rate reduction bonds.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment, but some of which may not be recoverable if customers switch to alternative suppliers of electricity.

The Detroit Edison Company

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, interest rates, access to the capital markets, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to the suspension of the Power Supply Cost Recovery mechanism, the effects of competition and the implementation of electric Customer Choice programs, the implementation of electric utility restructuring in Michigan, environmental and nuclear requirements, the impact of FERC and MPSC proceedings and regulations and the timing of the accretive effects of DTE Energy’s merger with MCN Energy.

Management’s Narrative Analysis of the Results of Operations

The Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

Detroit Edison reported earnings of $92 million for the 2002 first quarter, compared to earnings of $113 million for the same period in 2001. The decrease in earnings resulted from reduced contributions from Detroit Edison’s Energy Resources and Energy Distribution business units reflecting lower sales and the costs associated with two storms in the 2002 first quarter.

New reporting alignment - Beginning in 2002, Detroit Edison’s parent company, DTE Energy, realigned its internal and external financial reporting structure into three strategic business units (Energy Resources, Energy Distribution and Energy Gas) that have both regulated and non-regulated operations. This structure is how management sets strategic goals, allocates resources and evaluates performance. The realignment resulted in the following two reportable segments for Detroit Edison:

Energy Resources includes the power generation services of Detroit Edison. Electricity is generated from Detroit Edison’s numerous fossil plants or its nuclear plant and sold to residential, commercial, industrial and wholesale customers.

Energy Distribution includes the electric distribution services of Detroit Edison. Energy Distribution distributes electricity generated by Energy Resources to Detroit Edison’s 2.1 million residential, commercial and industrial customers.

Energy Resources

Earnings declined $5 million during the 2002 first quarter reflecting lower gross margins due to a decrease in operating revenues, partially offset by lower fuel and purchased power costs. The operating revenues reduction was attributable to a lower demand for power in the wholesale market, lower industrial electric sales due to a slower economy, as well as the impact of a 5% legislatively mandated, securitization based, rate reduction for commercial and industrial customers that began in April 2001. Fuel and purchased power costs reflect lower electricity sales and favorable energy market prices. Partially offsetting the impact of lower gross margins was reduced depreciation and amortization expense due to the extension of the amortization period for certain regulatory assets that were securitized in March 2001.

Management’s Narrative Analysis of the Results of Operations

	Three Months Ended
	March 31

	2002	2001

(in Millions)

Operating revenues	$617	$703

Less: Fuel and purchased power	188	244

Gross margin	$429	$459

Net income	$71	$76

System output and average fuel and purchased power costs were as follows:

	Three Months Ended
	March 31

	2002	2001

(in Thousands of MWh)

Power generated and purchased

Power plant generation

Fossil	9,111	10,228

Nuclear	2,290	2,413

Purchased power	1,640	1,532

System output	13,041	14,173

Average unit cost ($/MWh)

Generation (1)	$12.09	$12.34

Purchased power (2)	$30.10	$43.32

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include gains and losses from hedging activities.

Outlook – Regulatory changes have resulted and will continue to result in increased competition in the electric generation business. Effective January 1, 2002, the electric Customer Choice program was expanded whereby all electric customers can choose to purchase their electricity from suppliers other than their local utility. Detroit Edison expects to lose 5% to 8% of its retail sales as a result of customers choosing to participate in the electric Customer Choice program during 2002. To the extent Detroit Edison experiences net stranded costs as a result of customers switching to an alternative electric supplier, Michigan legislation provides for the recovery of such stranded costs. Detroit Edison has issues with the MPSC’s methodology of calculating net stranded costs and has asked for rehearing, clarification and substantial changes on certain aspects of the applicable order. See Note 2.

Management’s Narrative Analysis of the Results of Operations

Energy Distribution

Earnings declined $16 million during the 2002 first quarter due primarily to increased operation and maintenance expenses. The significantly higher operation and maintenance expenses are attributable to approximately $25 million of costs associated with restoring power to customers who lost service during two storms in the 2002 period.

	Three Months Ended
	March 31

	2002	2001

(in Millions)

Operating revenues	$313	$321

Less: Fuel and purchased power	9	15

Gross margin	$304	$306

Net income	$21	$37

	Three Months Ended
	March 31

	2002	2001

Sales

(in Thousands of MWh)

Residential	3,720	3,671

Commercial	4,342	4,502

Industrial	3,332	3,674

Wholesale	125	727

Customer choice	318	165

Other	655	674

	12,492	13,413

Outlook – Regulated electric system sales are expected to remain relatively flat in 2002 due to the slow economic recovery and to grow modestly beginning in 2003. Operating results will vary as a result of various external factors such as weather, changes in economic conditions and the severity and frequency of storms.

Management’s Narrative Analysis of the Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

	Three Months
	March 31

	2002	2001

Cash and Cash Equivalents

(in Millions)

Cash Flow From (Used For)

Operating activities	$(49)	$238

Investing activities	(134)	(219)

Financing activities	(15)	434

Net Increase (Decrease) in Cash and Cash Equivalents	$(198)	$453

Operating Activities

Net cash from operating activities decreased $287 million in the first quarter 2002 due to higher working capital levels, reduced electricity sales, incremental storm restoration costs, and the impact of the 5% rate reduction as part of securitization.

Higher working capital levels reflect increased customer receivables of $77 million, largely the result of the impact of the economy and the implementation of a new billing system which has contributed to higher receivable agings. Management is focused on these issues and expects lower receivables outstanding over the short term. In addition, lower accounts payable levels, to more normalized levels, represents the internal focus on managing external payments and taking greater advantage of purchase discounts.

Inventory levels were up in 2002 related to coal supply that was not utilized in the generation production process.

A significant portion of the decline in operating cash flow is timing related that is expected to reverse during the remainder of 2002 and early 2003.

Investing Activities

Net cash used for investing activities decreased $85 million in the first quarter 2002 due to lower investments in regulatory assets associated with securitizing the company’s Fermi 2 power generation facility in March 2001. Partially offsetting this increase are higher plant and equipment expenditures associated with new air quality regulations which require the reduction in nitrogen oxide levels. Proceeds from the reduction in cash that was restricted for debt redemptions also affected the comparison.

Financing Activities

Net cash from financing activities declined $449 million during the 2002 first quarter. This change is due primarily to the issuance of $1.75 billion of securitization bonds in 2001 and changes in short-term borrowings, redemptions of long-term debt and repurchases of common stock.

Management’s Narrative Analysis of the Results of Operations

ENVIRONMENTAL MATTERS

EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will impact the Company. Detroit Edison has spent approximately $281 million through March 2002 and estimates that it will incur an additional $350 to $500 million of future capital expenditures over the next three years to comply.

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements concerning goodwill and other intangible assets, asset retirement obligations and impairment or disposal of long-lived assets. See Note 4 for a discussion of Detroit Edison’s evaluation of the adoption of these new accounting pronouncements.

The Detroit Edison Company
Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31

	2002	2001

(in Millions)

Operating Revenues	$930	$1,024

Operating Expenses

Fuel and purchased power	201	269

Operation and maintenance	284	256

Depreciation and amortization	148	174

Taxes other than income	71	79

Total Operating Expenses	704	778

Operating Income	226	246

Interest Expense and Other

Interest expense	78	72

Other – net	10	5

Total Interest Expense and Other	88	77

Income Before Income Taxes	138	169

Income Tax Provision	46	53

Income Before Accounting Change	92	116

Cumulative Effect of Accounting Change	—	(3)

Net Income	$92	$113

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	March 31
	2002	December 31
	(Unaudited)	2001

(in Millions)

Assets

Current Assets

Cash and cash equivalents	$17	$215

Restricted cash	24	68

Accounts receivable

Customer (less allowance for doubtful accounts of $34 and $27, respectively)	357	356

Accrued unbilled revenues	134	130

Other	97	95

Inventories

Fuel	167	162

Materials and supplies	128	127

Prepaid property taxes	73	—

Other	28	12

	1,025	1,165

Investments

Nuclear decommissioning trust funds	430	417

Other	87	97

	517	514

Property

Property, plant and equipment	11,488	11,353

Property under capital leases	220	219

	11,708	11,572

Less accumulated depreciation	(5,103)	(5,010)

	6,605	6,562

Other Assets

Regulatory assets	1,132	1,138

Securitized regulatory assets	1,675	1,692

Prepaid pensions	154	106

Other	89	76

	3,050	3,012

Total Assets	$11,197	$11,253

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	March 31
	2002	December 31
	(Unaudited)	2001

(in Millions, Except Shares)

Liabilities and Shareholder’s Equity

Current Liabilities

Accounts payable	$269	$303

Accrued interest	61	85

Dividends payable	74	74

Accrued payroll	71	89

Short-term borrowings	131	—

Deferred income taxes	63	121

Current portion long-term debt, including capital leases	390	215

Liabilities from risk management activities	37	36

Other	185	291

	1,281	1,214

Other Liabilities

Deferred income taxes	1,811	1,749

Unamortized investment tax credit	154	156

Nuclear decommissioning	424	417

Other	495	461

	2,884	2,783

Long-Term Debt

Mortgage bonds, notes and other	2,840	3,038

Securitization bonds	1,625	1,673

Capital lease obligations	88	87

	4,553	4,798

Commitments and Contingencies (Note 3)

Shareholder’s Equity

Common stock, $10 par value, 400,000,000 shares authorized, and 134,287,832 shares issued and outstanding	1,343	1,343

Premium on common stock	507	507

Common stock expense	(44)	(44)

Accumulated other comprehensive loss	(20)	(23)

Retained earnings	693	675

	2,479	2,458

Total Liabilities and Shareholder’s Equity	$11,197	$11,253

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31

	2002	2001

(in Millions)

Operating Activities

Net Income	$92	$113

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	147	174

Changes in current assets and liabilities:

Accounts receivable	(5)	72

Inventories	(6)	17

Prepaid pensions	(47)	4

Prepaid property taxes	(73)	(76)

Payables	(153)	(57)

Other	(4)	(9)

Net cash (used for) from operating activities	(49)	238

Investing Activities

Plant and equipment expenditures	(145)	(126)

Restricted cash for debt redemptions	44	(15)

Other investments	(33)	(78)

Net cash used for investing activities	(134)	(219)

Financing Activities

Issuance of long-term debt	—	1,750

Redemption of long-term debt	(71)	(150)

Short-term borrowings, net	131	(245)

Capital lease obligations	(1)	(3)

Repurchase of common stock	—	(838)

Dividends on common stock	(74)	(80)

Net cash (used for) from financing activities	(15)	434

Net Increase (Decrease) in Cash and Cash Equivalents	(198)	453

Cash and Cash Equivalents at Beginning of the Period	215	24

Cash and Cash Equivalents at End of the Period	$17	$477

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$102	$66

Income taxes paid	$55	$41

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)

			Premium			Accumulated
	Common Stock		On	Common		Other
			Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Loss	Total

(Dollars in Millions, Shares in Thousands)

Balance, January 1, 2002	134,288	1,343	507	(44)	$675	$(23)	$2,458

Net income	—	—	—	—	92	—	92

Dividends declared on common stock	—	—	—	—	(74)	—	(74)

Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	3	3

Balance, March 31, 2002	134,288	$1,343	$507	$(44)	$693	$(20)	$2,479

The following table displays comprehensive income (loss) for three-month periods in 2002 and 2001:

	2002	2001

(in Millions)

Net income	$92	$113

Other comprehensive income (loss), net of tax:

Net unrealized gains (losses) on derivatives:

Cumulative effect of a change in accounting principle, net of taxes of $6	—	13

Gains (losses) arising during the year, net of taxes of $2 and $5, respectively	3	(10)

Total other comprehensive income	3	3

Comprehensive income	$95	$116

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

These consolidated financial statements (unaudited) should be read in conjunction with the notes to consolidated financial statements included in the Annual Report to the Securities and Exchange Commission on Form 10-K.

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. In connection with their preparation, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The consolidated financial statements are unaudited, but in the opinion of the Company, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 2 – REGULATORY MATTERS

Electric Industry Restructuring

The MPSC initiated a case to determine the methodology of calculating net stranded costs as required by Public Act (PA) 141. As a result of an MPSC order in December 2001, Detroit Edison would recover the net stranded costs associated with its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing actual revenues from generation services to the revenue requirements, including an allowance for the cost of capital, to recover the costs of generation operations. The MPSC, in its orders, determined that Detroit Edison had no stranded costs using 2000 data, established a zero 2002 transition charge and deferred the issues of refining the net stranded costs methodology and the recalculating of net stranded costs to 2002. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to electric Customer Choice bills in 2002 and maintained an additional credit on electric Customer Choice bills equivalent to the 5% rate reduction benefiting full service customers, both funded by savings derived from securitization. This order combined with lower wholesale power prices are likely to encourage additional customer participation in the electric Customer Choice program and result in the loss of margins from providing generation services. Detroit Edison asked for rehearing and clarification on certain aspects of the order and requested that the MPSC initiate an expedited proceeding to implement those clarifications and interpretations.

In another December 2001 order, the MPSC finalized the prices, terms and conditions contained in the Retail Access Service Tariff (RAST) that were likely to encourage additional customer participation in the Electric Choice program. Detroit Edison asked for rehearing and clarification on certain aspects of the order. In an order issued in April 2002, the MPSC modified its December 2001 order approving Detroit Edison’s RAST and reduced the requirements imposed on Detroit Edison in the December 2001 order concerning meter installation, meter reading and computer system enhancements for customers that elect to participate in the electric Customer Choice program.

Notes to Consolidated Financial Statements (Unaudited)

Other

In March 2002, DTE Energy filed a report with the MPSC pursuant to a February 2002 MPSC proceeding to review various customer service and billing problems experienced by Detroit Edison and MichCon customers. The report provided a detailed response to the MPSC’s concerns by addressing the causes and the short-term and long-term action plans to remedy the customer issues. In addition, a number of specific commitments were made regarding customer accessibility and responsiveness to customers. The commitments also include a compliance audit of its billing systems and associated controls. The MPSC Staff responded to the Company’s report with its own report in April 2002. The MPSC Staff report generally agreed that the steps outlined in the Company’s report would address the majority of the service issues experienced by DTE Energy customers in the recent past. In addition, the MPSC Staff report identified several additional opportunities to improve customer service including first contact resolution of complaints and increased meter reading. To the extent the Company successfully implements its short-term and long-term plans no additional MPSC action is anticipated.

NOTE 3 – CONTINGENCIES

Personal Property Taxes

Detroit Edison and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, on April 5, 2002, issued its decision essentially affirming the validity of the STC’s new tables.

Other

Detroit Edison purchases and sells electricity to numerous companies operating in the steel, automotive, energy and retail industries. During 2001 and 2002, a number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, including certain Enron Corporation affiliates and National Steel Company. Management regularly reviews contingent matters relating to purchase and sale contracts and records provisions for amounts considered probable of loss. Management believes its previously accrued amounts are adequate for losses that are probable of occurring. The final resolution of these matters are not expected to have a material effect on Detroit Edison’s financial statements in the period they are resolved.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets - Effective January 1, 2002, Detroit Edison adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition.

SFAS No. 142 requires that useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. Detroit Edison’s intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $9 million in each of the first quarters of 2002 and 2001. There were no material acquisitions of intangible assets during the first quarter of 2002. The gross carrying amount and accumulated amortization of intangible assets at March 31, 2002 were $337 million and $242 million, respectively. Amortization expense of intangible assets is estimated to be $36 million annually for 2002 through 2006.

Asset Retirement Obligations - In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Detroit Edison will adopt this statement in January 2003 and has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets - On January 1, 2002, Detroit Edison adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used

Notes to Consolidated Financial Statements (Unaudited)

or disposed of by sale. The statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 eliminates the conflict between accounting models for treating the disposition of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues related to SFAS No. 121. The adoption of the statement did not have an impact on the consolidated financial statements of Detroit Edison.

NOTE 5 – SEGMENT INFORMATION

During 2002, Detroit Edison’s parent company, DTE Energy, realigned its financial reporting structure into strategic business units that provide various regulated and non-regulated energy services. The realignment resulted in the following two reportable segments for Detroit Edison. Inter-segment revenues are not material.

	Three Months Ended
	March 31

	2002	2001

Operating Revenues

Energy Resources	$617	$703

Energy Distribution	313	321

Total	$930	$1,024

Net Income

Energy Resources	$71	$76

Energy Distribution	21	37

Total	$92	$113

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations, cash flows and changes in shareholder’s equity for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of The Detroit Edison Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, cash flows and changes in shareholder’s equity for the year then ended (not presented herein); and in our report dated February 26, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
April 23, 2002

Exhibits and Reports on Form 8-K

(a)	Exhibits.

(i)	Exhibits filed herewith.

Exhibit
Number	Description

15-20	Awareness Letter of Deloitte & Touche LLP regarding their report dated April 23, 2002.

(ii)	Exhibits incorporated herein by reference.

None.

(b)	Reports on Form 8-K.

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)

Date:	May 14, 2002	By	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Vice President and Controller

Exhibit Index

Exhibit
Number	Description

15-20	Awareness Letter of Deloitte & Touche LLP regarding their report dated April 23, 2002.