Form 10-Q
period 2002-06-30
DETROIT EDISON CO
filed 2002-08-14
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

Yes ☒ No ☐

The Detroit Edison Company

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2002

Page

Definitions	3

Part I – Financial Information

Item 1. Financial Statements

Consolidated Statement of Operations	9

Consolidated Statement of Financial Position	10

Consolidated Statement of Cash Flows	12

Consolidated Statement of Changes in Shareholder’s Equity	13

Notes to Consolidated Financial Statements	14

Independent Accountants’ Report	19

Item 2. Management’s Narrative Analysis of the Results of Operations	4

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K	20

Signature	21

Definitions

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for electricity.

DTE Energy	DTE Energy Company and Subsidiary Companies

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

Enterprises	DTE Enterprises Inc. (successor to MCN Energy), a wholly owned subsidiary of DTE Energy Company

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

kWh	Kilowatthour

MCN Energy	MCN Energy Group Inc.

MichCon	Michigan Consolidated Gas Company

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

SEC	Securities and Exchange Commission

Securitization	A mechanism used by Detroit Edison to refinance specific stranded costs at lower interest rates through the sale of rate reduction bonds.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment, but some of which may not be recoverable if customers switch to alternative suppliers of electricity.

The Detroit Edison Company

Forward-Looking Statements

Certain information presented herein includes forward-looking statements. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, interest rates, access to the capital markets, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to the suspension of the PSCR mechanism, the effects of competition and the implementation of electric Customer Choice programs, the implementation of electric utility restructuring in Michigan, environmental and nuclear requirements, the impact of FERC and MPSC proceedings and regulations and the timing of the accretive effects of DTE Energy’s merger with MCN Energy.

Management’s Narrative Analysis of the Results of Operations

The Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

Detroit Edison reported earnings of $74 million for the 2002 three-month period, compared to a net loss of $77 million for the same period in 2001. For the six-month period, net income was $167 million compared to $36 million for the same period in 2001. Earnings comparability are affected by $173 million ($113 million net of taxes) of merger and restructuring charges that were recorded in the second quarter of 2001.

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

Energy Distribution includes the electric distribution services of Detroit Edison. Energy Distribution distributes electricity generated by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million residential, commercial and industrial customers.

Management’s Narrative Analysis and Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Income (Loss)
Energy Resources	$57	$12	$128	$88
Energy Distribution	17	24	39	62

	74	36	167	150

Merger and Restructuring Charges, net of tax	—	(113)	—	(114)

Total	$74	$(77)	$167	$36

Energy Resources

Earnings increased $45 million and $40 million during the 2002 three- and six-month periods reflecting higher gross margins due to lower fuel and purchased power costs, partially offset by a decrease in operating revenue. Fuel and purchased power costs reflect favorable energy market prices and an increase in unrealized mark to market gains. The operating revenues decrease was attributable to the impact of a 5% legislatively mandated, securitization based, rate reduction for commercial and industrial customers that began in April 2001. The higher gross margins were partially offset by increased operations and maintenance expenses for health care and pension costs. Depreciation and amortization expense decreased reflecting the extension of the amortization period from seven years to 15 years for certain regulatory assets that were securitized in 2001.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Millions)
Operating revenues	$654	$704	$1,271	$1,407
Less: Fuel and purchased power	240	351	428	595

Gross margin	$414	$353	$843	$812

Net income	$57	$12	$128	$88

Management’s Narrative Analysis and Results of Operations

System output and average fuel and purchased power costs were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Thousands of MWh)
Power generated and purchased
Power plant generation
Fossil	9,519	9,390	18,630	19,618
Nuclear	2,334	2,316	4,624	4,729
Purchased power	2,178	1,736	3,818	3,268

System output	14,031	13,442	27,072	27,615

Average unit cost ($/MWh)
Generation (1)	$12.64	$12.03	$12.41	$12.20

Purchased power (2)	$37.77	$69.96	$34.48	$57.47

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include hedging activities.

Outlook – Regulatory changes have resulted and will continue to result in increased competition in the electric generation business. Effective January 1, 2002, the electric Customer Choice program was expanded whereby all electric customers can choose to purchase their electricity from suppliers other than their local utility. Detroit Edison expects to lose 5% to 8% of its retail sales as a result of customers choosing to participate in the electric Customer Choice program during 2002. To the extent Detroit Edison experiences net stranded costs as a result of customers switching to an alternative electric supplier, Michigan legislation provides for the recovery of such stranded costs. Detroit Edison disagrees with the MPSC’s methodology for determining and recovering net stranded costs and has asked for rehearing, clarification and substantial changes on certain aspects of the applicable order. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification on certain aspects of the order. In June 2002, Detroit Edison filed an appeal of the MPSC order at the Michigan Court of Appeals. See Note 3.

Energy Distribution

Earnings declined $7 million and $23 million during the 2002 three- and six-month periods due primarily to increased operation and maintenance expenses. The increased operation and maintenance expenses are attributable to higher health care and pension costs, heat-related maintenance costs on the distribution system and costs associated with restoring power to customers who lost service during two storms in the 2002 six-month period. Operating revenues increased due primarily to higher residential sales due to warm June weather.

Management’s Narrative Analysis and Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Millions)
Operating revenues	$308	$288	$621	$609

Net income	$17	$24	$39	$62

	Three Months Ended		Six Months Ended
Electric Sales and Deliveries	June 30		June 30

	2002	2001	2002	2001

(in Thousands of MWh)
Electric Sales
Residential	3,527	3,236	7,247	6,906
Commercial	4,718	4,753	9,060	9,255
Industrial	3,537	3,649	6,869	7,323
Wholesale	550	537	1,092	1,116
Other	85	92	197	187

	12,417	12,267	24,465	24,787
Electric Choice (delivery only)	761	406	1,642	572

Total Electric Sales and Deliveries	13,178	12,673	26,107	25,359

Outlook – Regulated electric system deliveries are expected to increase in 2002 due to the economic recovery and continue to grow beginning in 2003. Operating results will vary as a result of various external factors such as weather, changes in economic conditions and the severity and frequency of storms.

CAPITAL RESOURCES AND LIQUIDITY

	Six Months Ended
	June 30

	2002	2001

Cash and Cash Equivalents
(in Millions)
Cash Flow From (Used For)
Operating activities	$209	$602
Investing activities	(363)	(489)
Financing activities	(41)	(115)

Net Decrease in Cash and Cash Equivalents	$(195)	$(2)

Management’s Narrative Analysis and Results of Operations

Operating Activities

Net cash from operating activities decreased $393 million in the 2002 six-month period due to higher working capital levels, incremental storm restoration costs and the impact of the 5% rate reduction as part of securitization.

Higher working capital levels reflect increased customer receivables of $117 million, largely the result of the impact of the economy on collections. Management expects lower receivables outstanding by year end. Increased sales due to warm June weather also contributed to the higher receivable balance. In addition, lower accounts payable levels represents the internal focus on managing external payments and taking greater advantage of purchase discounts.

Investing Activities

Net cash used for investing activities decreased $126 million in the 2002 six-month period due to lower investments in regulatory assets associated with securitizing the company’s Fermi 2 power generation facility in March 2001. Partially offsetting this decrease are higher plant and equipment expenditures associated with new air quality regulations which require the reduction in nitrogen oxide levels. Additional cash that was restricted for debt redemptions also affected the comparison.

Financing Activities

Net cash used for financing activities decreased $74 million during the 2002 six-month period. This change is due primarily to the issuance of $1.75 billion of securitization bonds in 2001 and changes in short-term borrowings, redemptions of long-term debt and repurchases of common stock.

ENVIRONMENTAL MATTERS

EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will impact the Company. Detroit Edison has spent approximately $348 million through June 2002 and estimates that it will incur an additional $400 to $500 million of future capital expenditures over the next three years to comply.

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements concerning business combinations, goodwill and other intangible assets, asset retirement obligations and impairment or disposal of long-lived assets. See Note 6 for a discussion of Detroit Edison’s evaluation of the adoption of these new accounting pronouncements.

The Detroit Edison Company
Consolidated Statement of Operations (Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2002	2001	2002	2001

(in Millions)
Operating Revenues	$962	$992	$1,892	$2,016

Operating Expenses
Fuel and purchased power	239	354	440	623
Operation and maintenance	328	280	612	534
Depreciation and amortization	138	160	285	334
Taxes other than income	65	72	137	151
Merger and restructuring charges	—	173	—	175

Total Operating Expenses	770	1,039	1,474	1,817

Operating Income (Loss)	192	(47)	418	199

Interest Expense and Other
Interest expense	78	78	156	150
Other – net	1	—	11	5

Total Interest Expense and Other	79	78	167	155

Income (Loss) Before Income Taxes	113	(125)	251	44

Income Tax Provision (Benefit)	39	(48)	84	5

Income (Loss) Before Accounting Change	74	(77)	167	39
Cumulative Effect of Accounting Change	—	—	—	(3)

Net Income (Loss)	$74	$(77)	$167	$36

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	June 30
	2002	December 31
	(Unaudited)	2001

(in Millions)
Assets
Current Assets
Cash and cash equivalents	$20	$215
Restricted cash	73	68
Accounts receivable
Customer (less allowance for doubtful accounts of $40 and $27, respectively)	390	356
Accrued unbilled revenues	178	130
Other	88	95
Inventories
Fuel	162	162
Materials and supplies	125	127
Other	43	12

	1,079	1,165

Investments
Nuclear decommissioning trust funds	413	417
Other	100	97

	513	514

Property
Property, plant and equipment	11,626	11,353
Property under capital leases	220	219

	11,846	11,572
Less accumulated depreciation	(5,186)	(5,010)

	6,660	6,562

Other Assets
Regulatory assets	1,130	1,138
Securitized regulatory assets	1,656	1,692
Prepaid pensions	109	106
Other	80	76

	2,975	3,012

Total Assets	$11,227	$11,253

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	June 30
	2002	December 31
	(Unaudited)	2001

(in Millions, Except Shares)
Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$249	$303
Accrued interest	91	85
Dividends payable	74	74
Accrued payroll	88	89
Short-term borrowings	200	—
Deferred income taxes	161	121
Current portion long-term debt, including capital leases	375	215
Liabilities from risk management activities	33	36
Other	178	291

	1,449	1,214

Other Liabilities
Deferred income taxes	1,746	1,749
Unamortized investment tax credit	152	156
Nuclear decommissioning	413	417
Other	445	461

	2,756	2,783

Long-Term Debt
Mortgage bonds, notes and other	2,836	3,038
Securitization bonds	1,625	1,673
Capital lease obligations	85	87

	4,546	4,798

Contingencies (Note 4)
Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 134,287,832 shares issued and outstanding	1,343	1,343
Premium on common stock	507	507
Common stock expense	(44)	(44)
Accumulated other comprehensive loss	(24)	(23)
Retained earnings	694	675

	2,476	2,458

Total Liabilities and Shareholder’s Equity	$11,227	$11,253

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30

	2002	2001

(in Millions)
Operating Activities
Net Income	$167	$36
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	285	334
Merger and restructuring charge	—	150
Changes in current assets and liabilities:
Accounts receivable	(72)	45
Inventories	2	15
Prepaid pensions	(3)	(17)
Prepaid property taxes	(29)	(29)
Payables	(36)	(64)
Risk management activities	—	51
Other	(105)	81

Net cash from operating activities	209	602

Investing Activities
Plant and equipment expenditures	(313)	(287)
Restricted cash for debt redemptions	(6)	(30)
Other investments	(44)	(172)

Net cash used for investing activities	(363)	(489)

Financing Activities
Issuance of long-term debt	—	1,750
Redemption of long-term debt	(87)	(615)
Short-term borrowings, net	200	(232)
Capital lease obligations	(6)	(11)
Repurchase of common stock	—	(848)
Dividends on common stock	(148)	(159)

Net cash used for financing activities	(41)	(115)

Net Decrease in Cash and Cash Equivalents	(195)	(2)
Cash and Cash Equivalents at Beginning of the Period	215	24

Cash and Cash Equivalents at End of the Period	$20	$22

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$150	$122
Income taxes paid	55	80

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)

			Premium			Accumulated
	Common Stock		On	Common		Other
			Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Loss	Total

(Dollars in Millions, Shares in Thousands)
Balance, January 1, 2002	134,288	1,343	507	(44)	$675	$(23)	$2,458

Net income	—	—	—	—	167	—	167
Dividends declared on common stock	—	—	—	—	(148)	—	(148)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	(1)	(1)

Balance, June 30, 2002	134,288	1,343	$507	$(44)	$694	$(24)	$2,476

The following table displays comprehensive income for six-month periods in 2002 and 2001:

	2002	2001

(in Millions)
Net income	$167	$36

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on derivatives:
Cumulative effect of a change in accounting principle, net of taxes of $6	—	13
Losses arising during the year, net of taxes of $3 and $25, respectively	(6)	(47)
Amounts reclassified to earnings, net of taxes of $3 and $2, respectively	5	3

Total other comprehensive loss	(1)	(31)

Comprehensive income	$166	$5

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

The consolidated financial statements are unaudited, but in the opinion of the Company’s management, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 2 – MERGER AND RESTRUCTURING CHARGES

On May 31, 2001, Detroit Edison’s parent company, DTE Energy, completed the acquisition of MCN Energy. Detroit Edison incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges of $10 million ($7 million after tax) in the 2001 three-month period and $12 million ($8 million after tax) in the 2001 six-month period, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $163 million ($106 million after tax) in the 2001 three-month period, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 890 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing Detroit Edison’s earnings by $173 million ($113 million after tax) and $175 million ($114 million after tax) for the 2001 three- and six-month periods, respectively.

NOTE 3 – REGULATORY MATTERS

Electric Industry Restructuring

The MPSC initiated a case to determine the methodology of calculating net stranded costs as required by Public Act (PA) 141. As a result of an MPSC order in December 2001, Detroit Edison would recover the net stranded costs associated with its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing actual revenues from generation services to the revenue requirements, including an allowance for the cost of capital, to recover the costs of generation services. The MPSC, in its orders, determined that Detroit Edison had no stranded costs using 2000 data, and consequently established a zero 2002 transition charge. The MPSC authorized Detroit Edison to establish a deferred regulatory asset in order to recover its 2002 incurred stranded cost in a subsequent annual net stranded cost filing. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to electric Customer Choice bills in 2002 and maintained an additional credit on electric

Notes to Consolidated Financial Statements (Unaudited)

Customer Choice bills equivalent to the 5% rate reduction benefiting full service customers, both funded by savings derived from securitization. This order combined with lower wholesale power prices has encouraged additional customer participation in the electric Customer Choice program and has resulted in the loss of margins from providing generation services. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification on certain aspects of the order. In June 2002, Detroit Edison filed an appeal of the MPSC order at the Michigan Court of Appeals, challenging the legality of the MPSC order.

In May 2002, Detroit Edison submitted its 2002 annual net stranded cost filing with the MPSC. The filing provides refinements to the MPSC Staff’s calculation of net stranded costs, seeks more timely recovery of stranded costs and responds to the issue of securitization offsets and rate equalization credits. Detroit Edison’s filing supports the following conclusions: (i) Detroit Edison had no recoverable stranded costs in 2000, however when 2001 data is incorporated into the approved methodology, Detroit Edison has recoverable stranded costs attributable to electric Customer Choice of $13 million for 2001; (ii) Detroit Edison requested the recovery of 2001 net stranded costs through use of excess residual securitization savings; (iii) Detroit Edison expects to incur additive net stranded costs during 2002 and 2003 as a result of increased electric Customer Choice participation; and (iv) a pro-forma transition charge should be approved for billing during the remainder of 2002 and for 2003 to eliminate the time lag between the incidence and recovery of stranded costs inherent in the previously approved methodology.

In another December 2001 order, the MPSC finalized the prices, terms and conditions contained in the Retail Access Service Tariff (RAST). Detroit Edison requested rehearing and clarification on certain aspects of the order. In an order issued in April 2002, the MPSC modified its December 2001 order approving Detroit Edison’s RAST and reduced the requirements imposed on Detroit Edison in the December 2001 order concerning meter installation, meter reading and computer system enhancements for customers that elect to participate in the electric Customer Choice program.

In several orders issued in June 2000, the MPSC determined that adjusting rates for changes in fuel and purchased power expenses through continuance of the PSCR clause would be inconsistent with the rate freeze required by PA 141. Detroit Edison was not permitted to collect the 1998 PSCR under-recovery of $9 million, plus accrued interest of $3 million. Also, Detroit Edison was not required to refund approximately $55 million of liabilities for over-recoveries of PSCR expenses for 1999 and 2000, and disallowances under the Fermi 2 performance standard mechanism. In January and March 2002, the Michigan Court of Appeals rejected appeals and motions for rehearing filed by parties opposing the MPSC’s actions in this proceeding. In March 2002, the Michigan Attorney General applied for leave to appeal at the Michigan Supreme Court. The court has not yet determined whether or not it will hear the case.

Notes to Consolidated Financial Statements (Unaudited)

Other

In accordance with a November 1997 MPSC order, Detroit Edison reduced rates by $53 million annually to reflect the scheduled reduction in the revenue requirement for Fermi 2. The $53 million reduction was effective in January 1999. In addition, the November 1997 MPSC order authorized the deferral of $30 million of storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. After various legal appeals, the Michigan Court of Appeals remanded back to the MPSC for hearing the November 1997 order. In December 2000, the MPSC issued an order reopening the case for hearing. The parties in the case have agreed to a stipulation of fact and waiver of hearing. In June 2002, the MPSC issued an order modifying in part, and reaffirming in part, previous orders which allowed Detroit Edison to amortize and collect in rates the storm damage costs incurred in 1997. The MPSC modified its 1997 order regarding the calculation of the storm damage costs, and in doing so ordered Detroit Edison to refund approximately $1.5 million after January 1, 2004. The 2004 refund will also include interest accrued from January 1, 2000 at Detroit Edison’s authorized rate of return. In July 2002, the Michigan Attorney General filed a claim of appeal at the Michigan Court of Appeals regarding the June 2002 MPSC order.

Detroit Edison is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position and results of operations of Detroit Edison.

NOTE 4 – CONTINGENCIES

Personal Property Taxes

Detroit Edison and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals.

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

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – DEBT COVENANTS

Detroit Edison’s bank financing arrangements require it to maintain a debt to total capitalization ratio (as defined) of no more than .65 to 1 and an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. Additionally, financing arrangements contain cross-default provisions which would occur if Detroit Edison fails to pay principal or interest on a timely basis. Detroit Edison is currently in compliance with these financial covenants.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets - Effective January 1, 2002, Detroit Edison adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. As of the date of adoption, Detroit Edison had no goodwill.

In connection with the adoption of SFAS No. 142, Detroit Edison also reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. Detroit Edison’s intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $9 million and $18 million in the second quarter and six-month period, respectively, compared with approximately $10 million and $19 million for the comparable 2001 periods. There were no material acquisitions of intangible assets during the 2002 six-month period. The gross carrying amount and accumulated amortization of intangible assets at June 30, 2002 were $337 million and $251 million, respectively. Amortization expense of intangible assets is estimated to be $36 million annually for 2002 through 2006.

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

Long-Lived Assets - On January 1, 2002, Detroit Edison adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 eliminates the conflict between accounting models for treating the disposition of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues related to SFAS No. 121. The adoption of the statement did not have an impact on the consolidated financial statements of Detroit Edison.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – SEGMENT INFORMATION

During 2002, Detroit Edison’s parent company, DTE Energy, realigned its financial reporting structure into strategic business units that provide various regulated and non-regulated energy services. The realignment resulted in the following two reportable segments for Detroit Edison. Inter-segment revenues are not material.

	Three Months Ended		Six Months Ended
	June 30		June 30

(in Millions)	2002	2001	2002	2001

Operating Revenues
Energy Resources	$654	$704	$1,271	$1,407
Energy Distribution	308	288	621	609

Total	$962	$992	$1,892	$2,016

Net Income (Loss)
Energy Resources	$57	$12	$128	$88
Energy Distribution	17	24	39	62

	74	36	167	150

Merger and Restructuring Charges, net of tax	—	(113)	—	(114)

Total	$74	$(77)	$167	$36

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of June 30, 2002, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2002 and 2001, the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statement of changes in shareholder’s equity for the six-month period ended June 30, 2002. These financial statements are the responsibility of The Detroit Edison Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
July 30, 2002

Exhibits and Reports on Form 8-K

(a)	Exhibits.

(i)	Exhibits filed herewith.

Exhibit
Number	Description

15-21	Awareness Letter of Deloitte & Touche LLP.

99-1	Chief Executive Officer Certification of Periodic Report.

99-2	Chief Financial Officer Certification of Periodic Report.

(ii)	Exhibits incorporated herein by reference.

None.

(b)	Reports on Form 8-K.

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date:	August 14, 2002	By:	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

The Detroit Edison Company
Quarterly Report on Form 10-Q for Quarter Ended June 30, 2002
File No.1-2198

Exhibit Index

Exhibit
Number	Description

15.21	Awareness Letter of Deloitte & Touche LLP regarding their report Report dated August 14, 2002.

99.l	Chief Executive Officer Certification of Periodic Report.

99.2	Chief Financial Officer Certification of Periodic Report.