Form 10-Q
period 2002-09-30
DETROIT EDISON CO
filed 2002-11-15
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Yes [X]    No [  ]

Definitions
Item 2. Management’s Narrative Analysis of the Results of Operations
Item 4. Controls and Procedures
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations
Consolidated Statement of Financial Position
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholder’s Equity
Notes to Consolidated Financial Statements
Independent Accountants’ Report
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION
Supplemental Indenture
Tenth Supplemental Indenture
Awareness Letter of Deloitte & Touche LLP
364-Day Credit Agreement
Three-Year Credit Agreement
Chief Executive Officer Certification
Chief Financial Officer Certification

The Detroit Edison Company

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2002

Page

Definitions	3

Part I — Financial Information

Item 1. Financial Statements

Consolidated Statement of Operations	11

Consolidated Statement of Financial Position	12

Consolidated Statement of Cash Flows	14

Consolidated Statement of Changes in Shareholder’s Equity	15

Notes to Consolidated Financial Statements	16

Independent Accountants’ Report	21

Item 2. Management’s Narrative Analysis of the Results of Operations	4

Item 4. Controls and Procedures	10

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K	22

Signature	23

Certifications	24

Definitions

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for electricity.

DTE Energy	DTE Energy Company and Subsidiary Companies

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

Enterprises	DTE Enterprises Inc. (successor to MCN Energy), a wholly owned subsidiary of DTE Energy Company

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

kWh	Kilowatthour

MCN Energy	MCN Energy Group Inc.

MichCon	Michigan Consolidated Gas Company

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

SEC	Securities and Exchange Commission

Securitization	A mechanism used by Detroit Edison to refinance specific stranded costs at lower interest rates through the sale of rate reduction bonds.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment, but some of which may not be recoverable if customers switch to alternative suppliers of electricity.

The Detroit Edison Company

Forward-Looking Statements

Certain information presented herein includes forward-looking statements. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, interest rates, access to the capital markets and capital market conditions (including the effect on Detroit Edison’s pension plan investments), the level of borrowings, the effects of weather and other natural phenomena on operations, actual sales, economic climate and growth in the geographic areas in which Detroit Edison does business, the timing and extent of changes in commodity prices for electricity, unscheduled generation outages, maintenance or repairs, nuclear power plant performance, changes in the cost of fuel and purchased power due to the suspension of the PSCR mechanism, the effects of increased competition from other energy suppliers and the implementation of electric Customer Choice programs as well as alternative forms of energy, the implementation of electric utility restructuring in Michigan (which involves pending regulatory and related judicial proceedings, and actual and possible reductions in authorized rates and earnings), the effects of changes in governmental policies including income taxes, environmental compliance and nuclear requirements and the ability to recover these costs through rate increases, the impact of FERC and MPSC proceedings and existing and proposed regulations and the timing of the accretive effects of DTE Energy’s merger with MCN Energy.

Management’s Narrative Analysis of the Results of Operations

The Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

Detroit Edison reported net income of $105 million for the 2002 three-month period, compared to net income of $88 million for the same period in 2001. For the nine-month period, net income was $272 million compared to $124 million for the same period in 2001. The earnings comparability for the three- and nine-month periods is affected by $9 million ($5 million net of tax) and $184 million ($119 million net of tax), respectively, of merger and restructuring charges that were recorded in 2001.

New reporting alignment - Beginning in 2002, Detroit Edison’s parent company, DTE Energy, realigned its internal and external financial reporting structure into three strategic business units (Energy Resources, Energy Distribution and Energy Gas) that have both regulated and non-regulated operations. Based on this structure, management sets strategic goals, allocates resources and evaluates performance. The realignment resulted in the following two reportable segments for Detroit Edison:

Energy Resources includes the power generation services of Detroit Edison. Electricity is generated from Detroit Edison’s numerous fossil plants or its nuclear plant and sold throughout Southeastern Michigan to residential, commercial, industrial and wholesale customers.

Energy Distribution includes the electric distribution services of Detroit Edison. Energy Distribution distributes electricity generated by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million residential, commercial and industrial customers.

Management’s Narrative Analysis and Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30

(in Millions)	2002	2001	2002	2001

Net Income
Energy Resources	$38	$30	$150	$120
Energy Distribution	67	63	122	123

	105	93	272	243
Merger and Restructuring Charges, net of tax	—	(5)	—	(119)

Total	$105	$88	$272	$124

Energy Resources

Earnings increased $8 million and $30 million during the 2002 three- and nine-month periods, respectively, reflecting higher gross margins due to lower purchased power costs. The lower purchased power costs reflect favorable energy market prices in 2002. Mark to market accounting for forward and option contracts in 2001 impacted revenues and purchased power, resulting in a favorable impact on margins of $36 million in the 2001 third quarter, and an unfavorable impact on margins of $9 million in the 2001 nine-month period. Margins were also impacted by higher revenues due to greater cooling demand in the 2002 third quarter and the loss of revenues resulting from customers switching to alternative electric suppliers under the electric Customer Choice program. Revenues for the 2002 nine-month period also were reduced due to the impact of a 5% legislatively mandated, securitization based, rate reduction for commercial and industrial customers that began in April 2001. The higher gross margins were partially offset by increased employee benefit costs and higher operations and maintenance expenses due to planned and unplanned reliability and maintenance work done to improve the production and availability of the generation fleet. Depreciation and amortization expense decreased in the nine-month period reflecting the extension of the amortization period from 7 years to 15 years for certain regulatory assets that were securitized in 2001.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Operating revenues	$784	$766	$2,052	$2,172
Less: Fuel and purchased power	365	397	780	974

Gross margin	$419	$369	$1,272	$1,198

Net income	$38	$30	$150	$120

Management’s Narrative Analysis and Results of Operations

System output and average fuel and purchased power costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Thousands of MWh)
Power generated and purchased
Power plant generation
Fossil	11,183	11,021	29,813	30,639
Nuclear	2,384	2,406	7,008	7,135
Purchased power	3,439	2,092	7,257	5,360

System output	17,006	15,519	44,078	43,134

Average unit cost ($/MWh)
Generation(1)	$12.98	$12.60	$12.62	$12.34

Purchased power(2)	$52.96	$148.08	$43.24	$92.84

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include hedging activities.

Outlook -Electric restructuring will continue to result in increased competition in the electric generation business. Effective January 1, 2002, the electric Customer Choice program in Michigan was expanded to allow all electric customers to choose to purchase their electricity from suppliers other than their local utility. Detroit Edison expects to lose between 5% to 8% of retail sales in 2002 and between 10% to 15% of such sales in 2003 as a result of customers choosing to participate in the electric Customer Choice program. To the extent Detroit Edison experiences net stranded costs as a result of customers switching to an alternative electric supplier, Michigan law allows the recovery of all amounts of such net stranded costs. Detroit Edison disagreed with the MPSC initial methodology for determining and recovering net stranded costs and has asked for rehearing, clarification and modification of the December 2001 order. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification on certain aspects of the order. In June 2002, Detroit Edison filed a claim of appeal of the December 2001 MPSC order with the Michigan Court of Appeals.

In May 2002, Detroit Edison filed a new net stranded cost case with the MPSC that seeks to refine the methodology approved by the MPSC in December 2001 and calculates actual net stranded costs for 2000 and 2001. The MPSC Staff and interveners submitted their net stranded cost filings in November 2002. Detroit Edison expects to record 2002 net stranded costs as a regulatory asset with the offsetting entry reducing expense in the fourth quarter of 2002. See Note 3.

Energy Distribution

Earnings increased $4 million during the 2002 three-month period and decreased $1 million during the 2002 nine-month period reflecting higher operating revenues which were offset by increased operation and maintenance expenses. Operating revenues increased due primarily to higher residential sales attributable to greater cooling demand. The increased operation and maintenance expenses are attributable to heat-related maintenance expenses due to prolonged periods of above normal temperatures and the related stress placed on the distribution system, higher employee benefit costs, and expenses associated with restoring power to customers who lost service during two storms in the 2002 nine-month period.

Management’s Narrative Analysis and Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Operating revenues	$416	$355	$1,040	$965

Net income	$67	$63	$122	$123

	Three Months Ended		Nine Months Ended
Electric Sales and Deliveries	September 30		September 30

	2002	2001	2002	2001

(in Thousands of MWh)
Electric Sales
Residential	5,131	4,415	12,377	11,321
Commercial	5,076	5,115	14,135	14,370
Industrial	3,472	3,641	10,342	10,964
Wholesale	578	506	1,670	1,623
Other	100	90	298	277

	14,357	13,767	38,822	38,555
Electric Choice (delivery only)	935	322	2,577	894

Total Electric Sales and Deliveries	15,292	14,089	41,399	39,449

Outlook - Regulated electric system deliveries are expected to continue to increase for the remainder of 2002 and into 2003 due to the economic recovery. Operating results will vary as a result of various external factors such as weather, changes in economic conditions and the severity and frequency of storms.

Management’s Narrative Analysis and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

	Nine Months Ended
	September 30

	2002	2001

Cash and Cash Equivalents
(in Millions)
Cash Flow From (Used For)
Operating activities	$556	$749
Investing activities	(508)	(752)
Financing activities	(236)	1

Net Decrease in Cash and Cash Equivalents	$(188)	$(2)

Operating Activities

Net cash from operating activities decreased $193 million in the 2002 nine-month period compared to the same period in 2001. The decrease reflects a $45 million decline in net income, after adjusting for non-cash items (depreciation, depletion and amortization, merger and restructuring charges and deferred taxes), and higher working capital levels. The working capital requirements reflect lower accounts payable balances, to more normalized levels, representing the internal focus on managing external payments and taking greater advantage of purchase discounts.

Investing Activities

Net cash used for investing activities decreased $244 million in the 2002 nine-month period compared to the same period in 2001 due to lower investments in regulatory assets associated with securitizing the company’s Fermi 2 power generation facility in March 2001. Additionally, a significantly lower amount of cash that was restricted for debt redemptions also affected the comparison.

Financing Activities

Net cash used for financing activities increased $237 million during the 2002 nine-month period compared to the same period in 2001. This change is due primarily to the repurchase of more debt, net of issuances in the 2002 period. Additionally, the repurchase of $846 million in common stock in 2001 also contributed to the change.

PENSION AND POSTRETIREMENT COSTS

Detroit Edison’s costs of providing pension and postretirement benefits are dependent upon a number of factors, such as the rates of return on plan assets, the discount rate and the rate of increase in health care costs. The market value of plan assets has been affected by sharp declines in the equity market since 2000. As a result, at December 31, 2002, Detroit Edison could be required to recognize an additional minimum pension liability as prescribed by SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS No. 132 “Employers’ Disclosures about Pensions and Postretirement Benefits.” The offset to any liability would be recorded as a reduction in shareholder’s equity, net of tax, or as a regulatory asset. The additional minimum pension liability and related accounting entries would be reversed on the balance sheet in future periods if the fair value of plan assets exceeds the accumulated pension benefit obligations. The additional minimum

Management’s Narrative Analysis and Results of Operations

pension liability recorded, if any, will depend upon actual returns and interest rates in 2002, but could exceed $300 million pre-tax ($195 million after tax). The recording of any minimum pension liability would not affect net income or cash flow in 2002. Pension and postretirement costs and pension cash funding requirements could increase in future years without a substantial recovery in the equity markets. It is estimated that the increase in 2003 pension and postretirement costs could range from $80 million-$110 million, pre-tax, depending on actual plan asset returns, the discount rate and other actuarial assumptions that will not be determined until December 31, 2002. Detroit Edison will initiate cost saving strategies to significantly offset the earnings impact of higher pension and postretirement costs.

ENVIRONMENTAL MATTERS

EPA ozone transport regulations and new air quality standards relating to ozone and particulate air pollution will impact the Company. Detroit Edison has spent approximately $409 million through September 2002 and estimates that it will incur an additional $400 to $450 million of future capital expenditures over the next five years to comply.

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements concerning business combinations, goodwill and other intangible assets, asset retirement obligations and impairment or disposal of long-lived assets. See Note 7 for a discussion of Detroit Edison’s evaluation of the adoption of these new accounting pronouncements.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Detroit Edison’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Detroit Edison’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(d)) as of a date within 90 days before the filing of this quarterly report, and have concluded that, as of the evaluation date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b)	Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Detroit Edison’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date referenced in paragraph (a) above.

The Detroit Edison Company
Consolidated Statement of Operations (Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Operating Revenues	$1,200	$1,121	$3,092	$3,137
Operating Expenses
Fuel and purchased power	386	414	841	1,037
Operation and maintenance	341	279	937	813
Depreciation and amortization	164	164	449	498
Taxes other than income	69	56	206	207
Merger and restructuring charges	—	9	—	184

Total Operating Expenses	960	922	2,433	2,739

Operating Income	240	199	659	398

Interest Expense and Other
Interest expense	76	75	232	225
Interest income	—	—	(1)	(3)
Other income	(5)	(11)	(16)	(50)
Other expenses	10	16	34	63

Total Interest Expense and Other	81	80	249	235

Income Before Income Taxes	159	119	410	163
Income Tax Provision	54	31	138	36

Income Before Accounting Change	105	88	272	127
Cumulative Effect of Accounting Change	—	—	—	(3)

Net Income	$105	$88	$272	$124

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	September 30
	2002	December 31
	(Unaudited)	2001

(in Millions)
Assets
Current Assets
Cash and cash equivalents	$27	$215
Restricted cash	36	68
Accounts receivable
Customer (less allowance for doubtful accounts of $43 and $27, respectively)	408	348
Accrued unbilled revenues	169	130
Other	98	101
Inventories
Fuel	137	162
Materials and supplies	128	127
Property taxes assessed to future periods	31	—
Other	7	14

	1,041	1,165

Investments
Nuclear decommissioning trust funds	396	417
Other	106	97

	502	514

Property
Property, plant and equipment	11,763	11,353
Property under capital leases	220	219

	11,983	11,572
Less accumulated depreciation	(5,268)	(5,010)

	6,715	6,562

Other Assets
Regulatory assets	1,128	1,141
Securitized regulatory assets	1,636	1,692
Prepaid pensions	113	106
Other	66	75

	2,943	3,014

Total Assets	$11,201	$11,255

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	September 30
	2002	December 31
	(Unaudited)	2001

(in Millions, Except Shares)
Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$264	$307
Accrued interest	46	85
Dividends payable	74	74
Accrued payroll	81	89
Short-term borrowings	224	—
Income taxes payable	159	93
Deferred income taxes	60	28
Current portion long-term debt, including capital leases	266	215
Liabilities from risk management activities	10	39
Other	237	284

	1,421	1,214

Other Liabilities
Deferred income taxes	1,742	1,751
Unamortized investment tax credit	149	156
Nuclear decommissioning	389	412
Other	470	466

	2,750	2,785

Long-Term Debt
Mortgage bonds, notes and other	2,833	3,038
Securitization bonds	1,585	1,673
Capital lease obligations	84	87

	4,502	4,798

Contingencies (Note 4)
Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 134,287,832 shares issued and outstanding	1,343	1,343
Premium on common stock	507	507
Common stock expense	(44)	(44)
Retained earnings	725	675
Accumulated other comprehensive loss	(3)	(23)

	2,528	2,458

Total Liabilities and Shareholder’s Equity	$11,201	$11,255

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30

	2002	2001

(in Millions)
Operating Activities
Net Income	$272	$124
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	449	498
Merger and restructuring charges	—	150
Deferred income taxes	15	9
Changes in assets and liabilities:
Accounts receivable, net	(57)	(65)
Accrued unbilled receivables	(39)	47
Inventories	25	52
Accounts payable	(51)	22
Income taxes payable	66	55
General taxes	(28)	(13)
Risk management and trading activities	(32)	33
Other	(64)	(163)

Net cash from operating activities	556	749

Investing Activities
Plant and equipment expenditures	(478)	(503)
Restricted cash for debt redemptions	32	(114)
Other investments	(62)	(135)

Net cash used for investing activities	(508)	(752)

Financing Activities
Issuance of long-term debt	—	1,890
Redemption of long-term debt	(240)	(861)
Short-term borrowings, net	224	56
Capital lease obligations	2	(6)
Repurchase of common stock	—	(846)
Dividends on common stock	(222)	(232)

Net cash (used for) from financing activities	(236)	1

Net Decrease in Cash and Cash Equivalents	(188)	(2)
Cash and Cash Equivalents at Beginning of the Period	215	24

Cash and Cash Equivalents at End of the Period	$27	$22

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$271	$231
Income taxes paid	55	80
Noncash Financing Activity
Distribution of International Transmission Company to parent	—	327

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)

			Premium			Accumulated
	Common Stock		On	Common		Other
			Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Loss	Total

(Dollars in Millions, Shares in Thousands)
Balance, January 1, 2002	134,288	1,343	507	(44)	$675	$(23)	$2,458

Net income	—	—	—	—	272	—	272
Dividends declared on common stock	—	—	—	—	(222)	—	(222)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	20	20

Balance, September 30, 2002	134,288	1,343	$507	$(44)	$725	$(3)	$2,528

The following table displays comprehensive income for nine-month periods in 2002 and 2001:

	2002	2001

(in Millions)
Net income	$272	$124

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on derivatives:
Cumulative effect of a change in accounting principle, net of taxes of $6	—	13
Losses arising during the year, net of taxes of $3 and $29, respectively	(5)	(54)
Amounts reclassified to earnings, net of taxes of $16 and $11, respectively	25	20

Total other comprehensive income (loss)	20	(21)

Comprehensive income	$292	$103

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — GENERAL

These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the 2001 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

NOTE 2 — MERGER AND RESTRUCTURING CHARGES

On May 31, 2001, Detroit Edison’s parent company, DTE Energy, completed the acquisition of MCN Energy. Detroit Edison incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges of $7 million ($4 million after tax) in the 2001 three-month period and $19 million ($12 million after tax) in the 2001 nine-month period, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $2 million ($1 million after tax) in the 2001 three-month period and $165 million ($107 million after tax) in the 2001 nine-month period, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 890 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing Detroit Edison’s earnings by $9 million ($5 million after tax) and $184 million ($119 million after tax) for the 2001 three- and nine-month periods, respectively.

NOTE 3 — REGULATORY MATTERS

Electric Industry Restructuring

As required by 2000 Public Act (PA) 141, the MPSC conducted a proceeding to develop a methodology for calculating the net stranded costs associated with electric Customer Choice. In a December 2001 order, the MPSC determined that Detroit Edison could recover net stranded costs associated with the fixed cost component of its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing the actual revenues associated with the fixed cost component of its generation services to the revenue requirement for the fixed cost component of those services, inclusive of an allowance for the cost of capital. Any resulting shortfall in recovery, net of mitigation, would be considered a net stranded cost. The MPSC, in its December 2001 order, also determined that Detroit Edison had no stranded costs in 2000 and consequently established a zero net stranded cost transition charge for billing purposes in 2002. The MPSC

Notes to Consolidated Financial Statements (Unaudited)

authorized Detroit Edison to establish a regulatory asset to defer recovery of its incurred stranded costs after review in a subsequent annual net stranded cost proceeding. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to electric Customer Choice bills in 2002 and maintained an additional credit on bills equivalent to the 5% rate reduction benefiting full service customers, both funded by savings derived from securitization. The December 2001 order when combined with lower wholesale power prices has encouraged additional customer participation in the electric Customer Choice program and has resulted in the loss of margins attributable to generation services. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification. In June 2002, Detroit Edison filed an appeal of the MPSC order at the Michigan Court of Appeals, challenging the legality of specific aspects of the MPSC order.

In May 2002, Detroit Edison submitted its 2002 net stranded cost filing with the MPSC. The filing provides refinements to the MPSC Staff’s calculation of net stranded costs that was adopted in the December 2001 order, seeks more timely recovery of net stranded costs, and addresses issues raised by the continuation of securitization offsets and rate reduction equalization credits. Detroit Edison’s filing supports the following conclusions: (i) Detroit Edison had no net stranded costs in 2000 and $13 million of recoverable net stranded costs attributable to electric Customer Choice in 2001; (ii) Detroit Edison requested recovery of 2001 net stranded costs through the use of excess residual securitization savings; (iii) Detroit Edison expects to incur additional net stranded costs in 2002 and 2003 as a result of increased electric Customer Choice participation; and (iv) recommended that a pro-forma or forward looking transition charge be approved for billing during the remainder of 2002 and for 2003 to eliminate the time lag between the occurrence and recovery of net stranded costs inherent in the methodology approved in the December 2001 order. In November 2002, the MPSC Staff and other interveners submitted their 2002 net stranded cost filings. Detroit Edison expects to record 2002 net stranded costs as a regulatory asset with the offsetting entry reducing expense in the fourth quarter of 2002.

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

Notes to Consolidated Financial Statements (Unaudited)

Other

In accordance with a November 1997 MPSC order, Detroit Edison reduced rates by $53 million annually to reflect the scheduled reduction in the revenue requirement for Fermi 2. The $53 million reduction was effective in January 1999. In addition, the November 1997 MPSC order authorized the deferral of $30 million of storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. After various legal appeals, the Michigan Court of Appeals remanded the matter to the MPSC. In December 2000, the MPSC issued an order reopening the case for hearing. The parties in the case have agreed to a stipulation of fact and waiver of hearing. In June 2002, the MPSC issued an order modifying in part, and reaffirming in part, previous orders that authorized Detroit Edison to amortize and collect in rates the storm damage costs incurred in 1997. The MPSC modified its 1997 order regarding the calculation of the storm damage costs, and in doing so ordered Detroit Edison to refund approximately $1.5 million after January 1, 2004. The 2004 refund will also include interest accrued from January 1, 2000 at Detroit Edison’s authorized rate of return. In July 2002, the Michigan Attorney General filed an appeal with the Michigan Court of Appeals regarding the June 2002 MPSC order.

Detroit Edison is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position, results of operations and cash flows of Detroit Edison.

NOTE 4 — CONTINGENCIES

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

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 — LONG-TERM DEBT

On October 23, 2002, Detroit Edison issued $450 million of its senior notes ($225 million due 2012 at 5.20% and $225 million due 2032 at 6.35%). These notes are collateralized by Detroit Edison’s General and Refunding Mortgage Bonds.

Substantially all of the net utility property of Detroit Edison is subject to the lien of a Mortgage and Deed of Trust (Mortgage). Should Detroit Edison fail to timely pay its indebtedness under the Mortgage, such failure will create cross defaults in substantially all of Detroit Edison’s indebtedness.

NOTE 6 — SHORT TERM CREDIT ARRANGEMENTS AND BORROWINGS

On October 25, 2002, Detroit Edison entered into a $135 million, 364-day revolving credit facility and a $65 million, three-year revolving credit facility with a syndicate of banks. These credit facilities may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for Detroit Edison’s commercial paper program up to $200 million in amount. These agreements require Detroit Edison to maintain a debt to capitalization ratio of no more than 0.65 to 1 and an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. Detroit Edison is currently in compliance with these financial covenants.

NOTE 7 — NEW ACCOUNTING PRONOUNCEMENTS

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

In connection with the adoption of SFAS No. 142, Detroit Edison also reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. Detroit Edison’s intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $9 million and $27 million in the third quarter and nine-month period, respectively, compared with approximately $10 million and $29 million for the comparable 2001 periods. There were no material acquisitions of intangible assets during the 2002 nine-month period. The gross carrying amount and accumulated amortization of intangible assets at September 30, 2002 were $346 million and $261 million, respectively. Amortization expense of intangible assets is estimated to be $36 million annually for 2002 through 2006.

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

Notes to Consolidated Financial Statements (Unaudited)

Long-Lived Assets - On January 1, 2002, Detroit Edison adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 eliminates the conflict between accounting models for treating the disposition of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues related to SFAS No. 121. The adoption of the statement did not have an impact on the consolidated financial statements of Detroit Edison.

NOTE 8 — SEGMENT INFORMATION

During 2002, Detroit Edison’s parent company, DTE Energy, realigned its financial reporting structure into strategic business units that provide various regulated and non-regulated energy services. The realignment resulted in the following two reportable segments for Detroit Edison. Inter-segment revenues are not material.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Operating Revenues
Energy Resources	$784	$766	$2,052	$2,172
Energy Distribution	416	355	1,040	965

Total	$1,200	$1,121	$3,092	$3,137

Net Income
Energy Resources	$38	$30	$150	$120
Energy Distribution	67	63	122	123

	105	93	272	243

Merger and Restructuring Charges, net of tax	—	(5)	—	(119)

Total	$105	$88	$272	$124

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of September 30, 2002, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statement of changes in shareholder’s equity for the nine-month period ended September 30, 2002. These financial statements are the responsibility of The Detroit Edison Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, cash flows and changes in shareholder’s equity for the year then ended (not presented herein); and in our report dated February 26, 2002 (September 17, 2002 as to Note 16), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
November 4, 2002

Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description

4-230	Supplemental Indenture dated as of October 15, 2002, establishing the 2002 Series A and 2002 Series B Mortgage Bonds.

4-231	Tenth Supplemental Indenture, dated as of October 23, 2002, establishing the 5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032.

15-22	Awareness Letter of Deloitte & Touche LLP.

99-3	364-Day Credit Agreement dated as of October 25, 2002 ($135 million).

99-4	Three-Year Credit Agreement dated as of October 25, 2002 ($65 million).

99-5	Chief Executive Officer Certification of Periodic Report.

99-6	Chief Financial Officer Certification of Periodic Report.

(b)	Reports on Form 8-K.

On September 20, 2002, Detroit Edison filed a Report on Form 8-K, dated September 17, 2002, containing updated information as of year-end 2001 with respect to its two reporting segments.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date: November 13, 2002	By:	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

FORM 10-Q CERTIFICATION

I, Anthony F. Earley, Jr., Chairman, President, Chief Executive and Chief Operating Officer of The Detroit Edison Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Detroit Edison Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman, President, Chief Executive and Chief Operating Officer of The Detroit Edison Company	Date: November 13, 2002

FORM 10-Q CERTIFICATION

I, David E. Meador, Senior Vice President and Chief Financial Officer of The Detroit Edison Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Detroit Edison Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR David E. Meador Senior Vice President and Chief Financial Officer of The Detroit Edison Company	Date: November 13, 2002

The Detroit Edison Company
Quarterly Report on Form 10-Q for Quarter Ended September 30, 2002
File No.1-2198

Exhibit Index

Exhibit
Number	Description

4-230	Supplemental Indenture dated as of October 15, 2002, establishing the 2002 Series A and 2002 Series B Mortgage Bonds
4-231	Tenth Supplemental Indenture, dated as of October 23, 2002, establishing the 5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032
15.22	Awareness Letter of Deloitte & Touché
99.3	364-Day Credit Agreement dated as of October 25, 2002 ($135 million)
99.4	Three-Year Credit Agreement dated as of October 25, 2002 ($65 million)
99.5	Chief Executive Officer Certification of Periodic Report
99.6	Chief Financial Officer Certification of Periodic Report