Form 10-K
period 2002-12-31
DETROIT EDISON CO
filed 2003-03-24
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission file number 1-2198

The Detroit Edison Company, a Michigan corporation, meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

THE DETROIT EDISON COMPANY

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization) 2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	38-0478650 (I.R.S. Employer Identification No.) 48226-1279 (Zip Code)

313-235-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Quarterly Income Debt Securities (QUIDS) (Junior Subordinated Deferrable Interest Debentures — 7.625%, 7.54% and 7.375% Series)	New York Stock Exchange

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the registrant’s 134,287,832 outstanding shares of common stock, par value $10 per share, are owned by DTE Energy Company.

DOCUMENTS INCORPORATED BY REFERENCE

None

The Detroit Edison Company

Annual Report on Form 10-K
Year Ended December 31, 2002

DEFINITIONS

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison, and subsidiary companies

Enterprises	DTE Enterprises Inc. (successor to MCN Energy)

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

kWh	Kilowatthour

MCN Energy	MCN Energy Group Inc. and subsidiary companies that were merged into Enterprises

MichCon	Michigan Consolidated Gas Company and subsidiary companies

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity.

FORWARD-LOOKING STATEMENT

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers;

•	economic climate and growth in the geographic areas where we do business;

•	environmental issues, including changes in the climate, and regulations;

•	nuclear regulations and risks associated with nuclear operations;

•	implementation of electric Customer Choice programs;

•	implementation of electric utility restructuring in Michigan;

•	employee relations;

•	unplanned outages;

•	access to capital markets and capital market conditions and other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost of fuel and purchased power;

•	effects of competition;

•	impact of FERC and MPSC proceedings and regulations;

•	changes in federal or state tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	ability to recover costs through rate increases;

•	property insurance;

•	the cost of protecting assets against or damage due to terrorism; and

•	changes in accounting standards and financial reporting regulations.

New factors emerge from time to time. We cannot predict what factors may arise or how such factors may cause our results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I

Items 1 & 2. Business & Properties

GENERAL

Detroit Edison, incorporated in Michigan in 1967, is a public utility subject to regulation by the MPSC and FERC. Detroit Edison is engaged in the generation, purchase, distribution and sale of electric energy to 2.1 million customers in a 7,600 square mile area in southeastern Michigan.

References in this report to “we,” “us” and “our” are to Detroit Edison.

We currently operate our businesses through two strategic business units (Energy Resources — Power Generation and Energy Distribution — Power Distribution). Based on this structure, we set strategic goals, allocate resources and evaluate performance. A discussion of each business follows.

ENERGY RESOURCES

Power Generation

Description

Power Generation comprises our regulated power generation business and plants within Detroit Edison. These plants are regulated by numerous federal and state governmental agencies, including the MPSC, NRC and the EPA. Electricity is generated from our numerous fossil plants, our hydroelectric pumped storage plant and our nuclear plant, and then sold principally throughout Michigan, the Midwest and Ontario, Canada. The electricity we produce is sold to four major classes of customers: residential, commercial, industrial and wholesale.

Weather, economic factors and electricity prices affect sales to customers. Our peak load and highest total system sales generally occur during the third quarter of the year driven by air conditioning and cooling-related demands. During 2002, sales to automotive and automotive-related customers accounted for approximately 17% of total Power Generation operating revenues. Power Generation sales are not dependent upon a limited number of customers. The loss of any one or a few customers is not reasonably likely to have a material adverse effect on Power Generation.

Our power is generated from a variety of fuels and is supplemented with market purchases. The table below details our energy supply mix and average cost per unit:

	2002		2001		2000

(in Thousands of MWh)
Power Generated and Purchased
Power Plant Generation
Fossil
Coal	37,381	64%	38,424	69%	40,039	67%
Natural Gas	1,414	2	1,283	2	1,667	3
Other	222	1	4	—	394	1
Nuclear (Fermi 2)	9,301	16	8,555	16	8,239	14

	48,318	83	48,266	87	50,339	85
Purchased Power	9,807	17	7,482	13	8,877	15

System Output	58,125	100%	55,748	100%	59,216	100%

Average Unit Cost ($/MWh) Generation(1)	$12.53		$12.31		$12.78

Purchased Power(2)	$39.16		$78.24		$62.57

Overall Average Unit Cost	$17.02		$21.15		$20.24

(1)	Represents fuel costs associated with power plants.

(2)	Includes amounts associated with hedging activities.

We expect an adequate supply of fuel and purchased power to meet our obligation to serve customers. We have short and long-term supply contracts for expected fuel and purchased power requirements as detailed in the following table:

	2003

Expected Supply	Contracted	Open

Coal	88%	12%
Natural Gas	10%	90%
Purchased Power	90%	10%

Our generating capability is heavily dependent upon coal. The coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term and medium-term contracts with the balance to be obtained through short-term agreements and spot purchases. We have contracts with eight coal suppliers for a total purchase of up to 29.6 million tons of low-sulfur western coal to be delivered from 2003 through 2006. We also have contracts with three suppliers for the purchase of approximately 4.0 million tons of Appalachian coal to be delivered from 2003 through 2005. These existing long-term coal contracts include provisions for price escalation as well as de-escalation. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We have long-term transportation contracts with companies to provide rail car and vessel services for delivery of purchased coal to our generating facilities.

We purchase power from other electricity generators, suppliers and wholesalers. These purchases supplement our generation capability to meet customer demand during peak cycles. For example, when high temperatures occur during the summer we require additional electricity to meet demand. This access to additional power is an efficient and economical way to meet our obligation to customers without increasing capital expenditures to build additional base-load power facilities.

Regulation

Our Power Generation business is subject to the regulatory jurisdiction of the MPSC. The MPSC issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison’s MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on our investments. The FERC regulates Detroit Edison with respect to financing authorization and wholesale electric activities. The NRC has regulatory jurisdiction over all phases of the operation, construction, licensing and decommissioning of Detroit Edison’s Fermi 2 nuclear plant.

Since 1996 there have been several important acts, orders, court rulings and legislative actions in the state of Michigan which affect our Power Generation operations. In 1996, the MPSC began an initiative designed to give all of Michigan’s electric customers added choices and the opportunity to benefit from lower electric generation costs resulting from competition. In 1998, the MPSC authorized the electric Customer Choice program that allowed for a limited number of customers to purchase electricity from suppliers other than their local utility. The local utility would continue to transport the electric supply to the customers’ facilities, thereby retaining distribution margins. The electric Customer Choice program was phased in over a three-year period, with all customers having the option to choose their electric supplier by January 2002.

In 2000, the Michigan Legislature enacted legislation that reduced electric rates by 5% and reaffirmed January 2002 as the date for full implementation of the electric Customer Choice program. This legislation also contained provisions freezing rates through 2003 and preventing rate increases for residential customers through 2005 and for small business customers through 2004. The legislation and an MPSC order issued in 2001 established a methodology to enable Detroit Edison to recover costs related to its generation operations (stranded costs) that may not otherwise be recoverable due to electric Customer Choice related lost sales and margins. The legislation also provides for the recovery of the costs associated with the implementation of electric Customer Choice. The MPSC has determined that these costs be treated as regulatory assets. Additionally, the legislation provides for recovery of costs incurred as a result of changes in taxes, laws and other governmental actions including the Clean Air Act.

Due to MPSC orders issued in 1997 and 1998, that altered the regulatory process in Michigan and provided a plan for transition to competition for the generation business of Detroit Edison, effective December 1998, Detroit Edison’s generation business no longer met the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Since the June 2000 legislation was enacted into law and with the issuance of subsequent clarifying MPSC orders in 2001 and 2002, rates for retail customers and transition charges for electric Customer Choice customers will be set to recover Detroit Edison’s generation costs. Such costs will be billed and recovered from both retail and choice customers and thus satisfy the criteria of SFAS No. 71. In addition, we have the legislative authority to defer regulatory costs in 2002 and 2003 and to begin recovery of such costs starting in 2004 after the mandated rate freeze expires. As a result, we resumed application of SFAS No. 71 for our generation business in the fourth quarter of 2002.

In November 2002, the MPSC requested Michigan gas and electric utilities to justify why their retail rates should not be lowered due to potential personal property tax reductions. We have responded and await further MPSC action.

For additional information regarding our regulatory environment, see Note 6 - Regulatory Matters.

Properties

We own generating properties and facilities that are all located in the state of Michigan. Substantially all the net utility properties of Detroit Edison are subject to the lien of its mortgage. Power Generation plants owned and in service as of December 31, 2002 are as follows:

		Summer Net
	Location by	Rated Capability(1)(2)
	Michigan
Plant Name	County	(MW)	(%)	Year in Service

Fossil-fueled Steam-Electric Belle River(3)	St. Clair	1,026	9.3%	1984 and 1985
Conners Creek	Wayne	200	1.8	1999
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	103	0.9	1968
Marysville	St. Clair	167	1.5	1930, 1943 and 1947
Monroe(4)	Monroe	3,000	27.1	1971, 1973 and 1974
River Rouge	Wayne	510	4.6	1957 and 1958
St. Clair	St. Clair	1,409	12.7	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	730	6.6	1949, 1968 and 1999

		7,930	71.6
Oil or Gas-fueled Peaking Units	Various	1,102	10.0	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2(5)	Monroe	1,111	10.1	1988
Hydroelectric Pumped Storage Ludington(6)	Mason	917	8.3	1973

		11,060	100.0%

(1)	Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	Excludes one oil-fueled unit, St. Clair Unit No. 5 (250 MW), in cold standby status.

(3)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 8 - Jointly Owned Utility Plant.

(4)	The Monroe Power Plant provided 33% of Detroit Edison’s total 2002 power plant generation.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. Detroit Edison leased 306 MW of Ludington to First Energy for the six-year period June 1, 1996 through May 31, 2002.

Strategy and Competition

Our strategy for Power Generation is to build upon Detroit Edison’s solid reputation. We will continue to strive to be the preferred electricity supplier in southeast Michigan. We believe that we can accomplish our goal by working with our customers and communities to be a reliable supplier of electricity. To control expenses, we plan to optimize our fuel blends and make investments in our generating plants that will reduce unplanned plant outages and improve operating efficiencies, thereby increasing generation output without proportional additional fuel requirements. Revenues from year to year will vary due to weather conditions, economic factors, regulatory events and other risk factors as discussed in the “Risk Factors” section that follows.

Alternative suppliers of generation services in the retail and wholesale markets create competition in the electric generating business. Effective January 1, 2002, the electric Customer Choice program expanded in Michigan whereby all electric customers can choose to purchase their electricity from alternative suppliers. Approximately 6% of Detroit Edison’s retail generation sales were lost in 2002 as a result of customers participating in the electric Customer Choice program. We expect to lose between 10% to 13% of retail sales in 2003 as a result of customers choosing to participate in the program.

ENERGY DISTRIBUTION

Power Distribution

Description

Power Distribution comprises our electric distribution services and the steam heating business of Detroit Edison. This business distributes electricity generated by Energy Resources’ Power Generation business and alternative electric suppliers to Detroit Edison’s 2.1 million customers in southeastern Michigan. Effective January 2001, we transferred our transmission assets, with a book value of approximately $390 million, to a wholly owned subsidiary, International Transmission Company (ITC). On May 31, 2001, we distributed 100 percent of the shares of ITC to DTE Energy. In February 2003, DTE Energy sold ITC. The transmission assets of ITC are operated by the Midwest Independent System Operator, a regional transmission operator. ITC provides transmission services to the Power Distribution business.

Weather and economic factors affect our sales and revenues. Similar to the Power Generation business, our peak load and highest total system sales generally occur during the third quarter of the year driven by air conditioning and cooling-related demands. Power Distribution sales are not dependent upon a limited number of customers. Additionally, customers participating in the electric Customer Choice program will not impact Power Distribution’s operating revenues or the number of customers served. The loss of any one or a few customers is not reasonably likely to have a material adverse effect on Power Distribution.

(in MWh)	2002	2001	2000

Electric Deliveries Residential	15,958	14,503	13,903
Commercial	18,395	18,777	19,762
Industrial	13,590	14,430	16,090
Wholesale	2,249	2,159	2,277

	50,192	49,869	52,032
Customer Choice	3,510	1,268	202

	53,702	51,137	52,234

Regulation

Our Power Distribution business is subject to the regulatory jurisdiction of the MPSC. The MPSC issues orders pertaining to rates, conditions of service, accounting and other operating-related matters. As previously discussed, Michigan legislation prevents Detroit Edison from increasing rates to residential customers through 2005, for small business customers through 2004, and remaining customers through 2003.

For additional information regarding our regulatory environment, see Note 6 - Regulatory Matters.

Properties

Detroit Edison owns and operates 662 distribution substations with a capacity of 30,843,000 kilovolt- amperes (kV) and 406,176 line transformers with a capacity of 24,493,806 kV amperes. Substantially all of the net utility properties of Detroit Edison are subject to the lien of its mortgage. Circuit miles of distribution lines owned and in service as of December 31, 2002 are as follows:

Electric Distribution	Circuit Miles

Operating Voltage - kV	Overhead	Underground

4.8 kV to 13.2 kV	27,429	11,510
24 kV	102	696
40 kV	2,350	328
120 kV	77	13

	29,958	12,547

Strategy and Competition

Our strategy is to build upon Detroit Edison’s solid reputation of being a reliable distributor of electricity. We plan to focus on improving the quality of customer service and lowering operating costs by improving operating efficiencies as well as targeting capital investments in areas that have the greatest impact on reliability improvements with the goal of managing distribution rates charged to utility customers.

Competition in the regulated electrical distribution business is provided primarily by on-site generation by industrial customers and distributed generation applications by industrial and commercial customers. We do not expect significant competition for distribution to any group of customers.

ENVIRONMENTAL MATTERS

We are subject to extensive environmental regulation. Additional costs may result as the effects of various chemicals on the environment are studied and governmental regulations are developed and implemented. We expect to continue recovering environmental costs related to utility operations through rates charged to our customers. Greater details on environmental issues are provided in the following Notes to the Consolidated Financial Statements:

Note	Title

6	Regulatory Matters
7	Nuclear Operations
15	Commitments and Contingencies

Detroit Edison is subject to applicable permit requirements, and to potentially increasing stringent federal, state and local standards covering among other things, particulate and gaseous stack emission limitations, the discharge of waste into lakes and streams and the handling and disposal of waste material.

The U.S. Environmental Protection Agency (EPA) issued ozone transport regulations and air quality standards relating to ozone and particulate air pollution. The new rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and particulate emissions. To comply with these new controls, Detroit Edison has spent approximately $460 million through December 2002 and estimates that it will incur an additional $300 to $400 million of future capital expenditures over the next five to eight years to satisfy these new control requirements. The EPA initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. We cannot predict the future impact of this issue upon Detroit Edison.

Detroit Edison is required to demonstrate that the cooling water intake structures at all of its facilities minimize adverse environmental impact. Detroit Edison filed such demonstrations and in the event of a final adverse decision, may be required to install additional control technologies to further minimize the impact.

Various state and federal laws regulate Detroit Edison’s handling, storage and disposal of its waste materials. The EPA and the Michigan Department of Environmental Quality (MDEQ) have aggressive programs to manage the clean up of contaminated property. Detroit Edison has extensive land holdings and, from time to time, must investigate claims of improperly disposed contaminants. Detroit Edison anticipates it will be periodically included in these types of environmental proceedings.

RISK FACTORS

There are various risks associated with the operations of our businesses. To provide a framework to understand our operating environment, we are providing a brief explanation of the more significant risks associated with our businesses. Although we have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect our performance.

Weather - Weather significantly affects our operations. Deviations from normal hot and cold weather conditions affect our earnings and cash flow. Mild temperatures can result in decreased utilization of our assets, lowering income and cash flow. Damage due to ice storms, tornadoes, or high winds can damage our infrastructure and require us to perform emergency repairs and incur material unplanned expenses.

Regional and national economic conditions - Our businesses follow the economic cycles of the customers we serve. Should national or regional economic conditions decline, reduced volumes of electricity we supply will result in decreased earnings and cash flow.

Environmental laws and liability - We are subject to numerous environmental regulations. These regulations govern air emissions, water quality, wastewater discharge, solid waste, and hazardous waste. Compliance with these regulations can significantly increase capital spending, operating expenses and plant down times. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections, and other regulatory approvals. We may also incur liabilities because of our emission of gases that may cause changes in the climate, including issues related to global warming. The regulatory environment is subject to significant change, and therefore we cannot predict future issues.

Additionally, we may become a responsible party for environmental clean up at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Operation of nuclear facilities — Ownership of an operating nuclear generating plant subjects Detroit Edison to significant additional risks. These risks among others, include plant security, environmental regulation and remediation, and operational factors than can significantly impact the performance and cost of operating a nuclear facility.

Rate regulation - We operate in a regulated industry. Our rates are set by the MPSC and cannot be increased without their authorization. We may be impacted by new regulations or interpretations by the MPSC, FERC or other regulatory bodies. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rate increases or may require us to incur additional expenses.

Competition - Deregulation and restructuring in the electric industry, including customer choice programs could result in increased competition and unrecovered costs that could affect the financial condition, results of operations or cash flows of our business.

Supply and price of raw materials - We are dependent on coal for much of our electrical generating capacity. Price fluctuation and supply disruptions could have a negative impact on our ability to profitably generate electricity. We have hedging policies in place to mitigate negative fluctuations in commodity supply prices.

Labor relations - Unions represent a majority of our employees. A union choosing to strike as a negotiating tactic could have an impact on our business.

Unplanned outages -Unforeseen maintenance may be required to safely produce electricity or comply with environmental regulations. This occurrence could result in spot market purchases of electricity in excess of our costs of generation.

Access to capital markets and interest rates - Our ability to access capital markets is important to operate our businesses. Heightened concerns about the energy industry, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. Changes in interest rates could increase our borrowing costs.

Property tax reform - We are one of the largest payers of property taxes in the state of Michigan. Should the legislature change how schools are financed, we could face increased property taxes on our Michigan facilities.

Credit ratings — Increased scrutiny of the energy industry and regulatory changes could result in credit agencies reexamining our credit rating. A change in our rating could restrict our ability to access capital markets at attractive rates and increase our borrowing costs.

Property insurance - While we seek to adequately insure our property, catastrophic damage as a result of acts of God, terrorism, war or a combination of significant unforeseen items occurring at one time could impact our operations and economic losses might not be covered in full by insurance.

Terrorism - Damage to our downstream infrastructure or our own assets by terrorist groups would impact our operations. At Fermi 2, we have already increased security as a result of an NRC order and further security increases are expected. Additionally, we may assist other energy companies if terrorists were to strike their energy facilities.

EMPLOYEES

We had 8,219 employees at December 31, 2002, of which 4,346 were represented by unions.

Item 3. Legal Proceedings

We are involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include contract disputes, environmental reviews and investigations, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our financial statements in the period they are resolved. For additional discussion on legal matters, see the following Notes to the Consolidated Financial Statements:

Note	Title

6	Regulatory Matters
7	Nuclear Operations
15	Commitments and Contingencies

Item 4. Submission of Matters to a Vote of Security Holders

Omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of the 134,287,832 issued and outstanding shares of common stock of Detroit Edison, par value $10 per share, are owned by DTE Energy, and constitute 100% of the voting securities of Detroit Edison. Therefore, no market exists for our common stock.

We paid cash dividends of $295 million in 2002, $306 million in 2001 and $319 million in 2000.

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

We had net income of $356 million for 2002 compared to net income of $233 million for 2001. The earnings comparability is affected by $186 million ($121 million net of tax) of merger and restructuring charges incurred as a result of the merger between Detroit Edison’s parent company, DTE Energy Company (DTE Energy), and MCN Energy Group Inc. (MCN Energy) in 2001.

Detroit Edison’s net income decreased $178 million in 2001 from 2000. In addition to the merger and restructuring charges, the decline in 2001 was also attributable to higher operation and maintenance expenses and lower commercial and industrial sales reflecting the impact of the current economic recession and customer participating in the electric Customer Choice program.

ENERGY RESOURCES

Power Generation

The power generation plants of Detroit Edison comprise our regulated power generation business. Electricity is generated from our numerous fossil plants, our hydroelectric pumped storage plant and our nuclear plant and sold principally throughout Michigan and the Midwest to residential, commercial, industrial and wholesale customers.

Factors impacting income: Power Generation earnings increased $58 million in 2002 and decreased $69 million in 2001, compared to the prior year. As subsequently discussed, these results reflect changes in gross margins, increased operation and maintenance expenses, lower depreciation and amortization expenses and reduced property taxes.

	2002	2001	2000

(in Millions)
Operating Revenues	$2,711	$2,788	$2,911
Fuel and Purchased Power	(1,048)	(1,231)	(1,242)

Gross Margin	1,663	1,557	1,669
Operation and Maintenance (1)	(626)	(571)	(492)
Depreciation and Amortization	(331)	(385)	(468)
Taxes other than Income	(156)	(148)	(176)

Operating Income	550	453	533
Other Income and (Deductions)	(189)	(184)	(161)
Income Tax Provision	(120)	(83)	(120)
Cumulative Effect of Accounting Change (Note 14)	—	(3)	—

Net Income	$241	$183	$252

Operating Income as a Percent of Operating Revenues	20%	16%	18%

(1)	Excludes merger and restructuring charges in 2001 and 2000.

Gross margins in 2002 improved $106 million due primarily to significantly lower purchased power costs, partially offset by reduced operating revenues. Average purchased power cost per unit in 2002 declined $39.08 per Megawatthour (MWh) from 2001 levels. The decline in revenues was due to a full year impact of a 5% legislatively mandated rate reduction for commercial and industrial customers that began in April 2001. Revenues from wholesale customers were reduced reflecting lower power prices. Revenues from retail customers were affected by customers switching to alternative suppliers under the electric Customer Choice program (Note 6). Partially offsetting these revenue reductions was the impact of weather, resulting in a 10% increase in cooling demand during 2002.

Gross margins in 2001 declined by $112 million reflecting lower operating revenues, slightly offset by lower fuel and purchased power costs. The reduced operating revenues were due to the impact of an economic recession, the electric Customer Choice program and securitization. Sales rates for commercial and industrial customers were lowered by the 5% rate reduction in April 2001. Commercial and industrial sales decreased due to increased participation of customers in the electric Customer Choice program. Industrial sales also reflect reduced auto and steel production, and the end of a special energy sales agreement with a large steel manufacturer in March of 2001. Partially offsetting these declines were increased revenues from residential and wholesale customers as well as higher revenues from providing other energy related services. Residential customer revenues reflect higher demand resulting from weather, partially offset by the impact of a 5% rate reduction that began in June 2000. Revenues from wholesale customers increased due to gains from settling forward sales contracts. The sales contracts were entered into to effectively close forward purchase contracts that hedged power supply costs. Accordingly, the gains from forward sales contracts were substantially offset by losses from forward purchase contracts, which are recorded as part of fuel and purchased power costs. Fuel and purchased power costs were also affected by lower system output resulting from reduced electric sales, as well as the result of using a more favorable power supply mix. The supply mix reflects an increased usage of lower-cost power from our generating plants and reduced usage of higher-cost purchased power.

	2002		2001		2000

(in Thousands of MWh)
Power Generated and Purchased
Power Plant Generation
Fossil
Coal	37,381	64%	38,424	69%	40,039	67%
Natural Gas	1,414	2	1,283	2	1,667	3
Other	222	1	4	—	394	1
Nuclear (Fermi 2)	9,301	16	8,555	16	8,239	14

	48,318	83	48,266	87	50,339	85
Purchased Power	9,807	17	7,482	13	8,877	15

System Output	58,125	100%	55,748	100%	59,216	100%

Average Unit Cost ($/MWh) Generation(1)	$12.53		$12.31		$12.78

Purchased Power(2)	$39.16		$78.24		$62.57

Overall Average Unit Cost	$17.02		$21.15		$20.24

(1)	Represents fuel costs associated with power plants.

(2)	Includes amounts associated with hedging activities.

Operation and maintenance expense increased $55 million in 2002 and $79 million in 2001. Expense in both periods reflect an increase in planned and unplanned maintenance and reliability work for our power generation facilities, which reduces random outages at power plants and our reliance on purchased power. Additionally, both periods include higher employee pension and health care benefit costs, costs allocated from DTE Energy corporate for corporate support services, as well as the cost of funding the low income and energy efficiency fund. The funding of the low income and energy efficiency program was required under Michigan legislation and is recovered in current sales rates.

Depreciation and amortization expense decreased $54 million in 2002 and $83 million in 2001. The declines reflect the extension of the amortization period from seven years to 14 years for certain regulatory assets that were securitized in 2001. See Note 6 — Regulatory Matters.

Taxes other than income increased $8 million in 2002 and decreased $28 million in 2001. The 2001 decrease was due to lower property taxes resulting from new valuation tables approved by the Michigan State Tax Commission (STC). Several local taxing jurisdictions have taken legal action against the state of Michigan to prevent the STC from implementing the new valuation tables. See Note 15- Commitments and Contingencies.

Outlook - Electric restructuring is expected to continue to result in increased customer choice in the retail electric generation business. Effective January 1, 2002, the electric Customer Choice program in Michigan was expanded to allow all electric customers to purchase their electricity from suppliers other than their local utility. As a result of customers choosing to participate in the electric Customer Choice program Detroit Edison lost 6% of retail sales in 2002 and estimates losing 10% to 13% of such sales in 2003. If Detroit Edison is unable to recover its fixed costs from retail customers due to lost sales under electric Customer Choice (stranded costs), Michigan law allows for the recovery of all such amounts from electric Customer Choice customers. Detroit Edison recorded a $21 million regulatory asset in 2002 representing stranded costs and other recoverable costs under Michigan legislation. The regulatory asset was calculated based on a refinement to the methodology approved by the Michigan Public Service Commission (MPSC). The regulatory asset will be subject to review in future regulatory proceedings and we cannot predict the outcome of this matter. See Note 6 — Regulatory Matters.

Operating results are expected to vary as a result of various external factors such as weather, changes in economic conditions and the level of customer participation in the electric Customer Choice program.

ENERGY DISTRIBUTION

Power Distribution

Power Distribution operations include the electric distribution services and steam heating business of Detroit Edison. This business distributes electricity generated by Energy Resources’ Power Generation business and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

Effective January 2001, we transferred our transmission assets, with a book value of approximately $390 million, to a wholly owned subsidiary, International Transmission Company (ITC). On May 31, 2001, we distributed 100 percent of the shares of ITC to DTE Energy. In February 2003, DTE Energy sold ITC. The transmission assets of ITC are operated by the Midwest Independent System Operator, a regional transmission operator. ITC provides transmission services to the Power Distribution business.

	For the Years Ending December 31

	2002	2001	2000

(in Millions)
Operating Revenues	$1,343	$1,256	$1,218
Fuel and Purchased Power	(26)	(10)	(29)
Operation and Maintenance	(645)	(511)	(460)
Depreciation and Amortization	(246)	(246)	(251)
Taxes other than Income	(117)	(120)	(113)

Operating Income	309	369	365
Other Income and (Deductions)	(136)	(132)	(129)
Income Tax Provision	(58)	(66)	(61)

Net Income	$115	$171	$175

Operating Income as a Percent of Operating Revenues	23%	29%	30%

Factors impacting income: Earnings decreased $56 million in 2002 and $4 million in 2001. The 2002 decrease is due primarily to increased operating and maintenance expenses, partially offset by higher operating revenue. Operation and maintenance expenses were affected by expenses associated with restoring power to customers who lost service during two catastrophic storms during 2002 as well as heat-related maintenance expenses due to prolonged periods of above normal summer temperatures and the related stress placed on the distribution system. Additionally, operation and maintenance expenses reflect increased costs associated with customer service process improvements, uncollectible accounts expense, employee benefit expenses and costs allocated from DTE Energy corporate for corporate support services. Operating revenues increased due primarily to higher residential sales attributable to greater cooling demand.

The 2001 earnings decrease is due primarily to increased operating and maintenance expenses, the impact of a 5% rate reduction that began in June 2000, partially offset by the affect of weather.

Below are volumes associated with the regulated power distribution business:

	2002	2001	2000

Electric Deliveries
(in Thousands of MWh)
Residential	15,958	14,503	13,903
Commercial	18,395	18,777	19,762
Industrial	13,590	14,430	16,090
Wholesale	2,249	2,159	2,277

	50,192	49,869	52,032
Electric Choice	3,510	1,268	202

Total Electric Deliveries	53,702	51,137	52,234

Outlook - Regulated electric system deliveries are expected to continue to increase in 2003 due to continued territory and economic growth. Operating results are expected to vary as a result of various external factors such as weather, changes in economic conditions and the severity and frequency of storms. In January 2003, we sold our steam business and will record a net of tax loss in the 2003 first quarter of approximately $13 million.

Several Midwest utilities seek to recover lost transmission revenues associated with the creation of multiple regional transmission organizations in the Midwest. Positions advocated by several parties in a Federal Energy Regulatory Commission (FERC) proceeding could require that Detroit Edison and its customers be responsible for increased transmission costs. Detroit Edison continues to actively participate in this proceeding and depending upon the outcome would subsequently seek rate recovery of these costs.

CAPITAL RESOURCES AND LIQUIDITY

	December 31

	2002	2001	2000

Cash and Cash Equivalents
(in Millions)
Cash Flow From (Used For) Operating activities	$758	$1,146	$979
Investing activities	(891)	(886)	(546)
Financing activities	(46)	(69)	(413)

Net Increase (Decrease) in Cash and Cash Equivalents	$(179)	$191	$20

Operating Activities

Net cash from operating activities decreased $388 million in 2002. The decrease reflects higher working capital requirements and a decline in net income, after adjusting for non-cash items (depreciation and amortization, merger and restructuring charges and deferred taxes.) The working capital requirements reflect lower accounts payable balances, to more normalized levels, representing the internal focus on managing external payments and taking greater advantage of purchase discounts. Net cash from operating activities increased $167 million in 2001 due to lower working capital requirements, partially offset by a decline in net income, after adjusting for non-cash items.

Investing Activities

Net cash used for investing activities increased $5 million in 2002 due primarily to increased investment in plant and equipment. Net cash used for investing activities increased $340 million in 2001 due to investments in regulatory assets associated with securitizing the company’s Fermi 2 power generation facility, cash that was restricted for debt redemptions and higher plant and equipment expenditures.

Financing Activities

Net cash used for financing activities decreased $23 million during 2002 and decreased $344 million in 2001. The 2001 change is due primarily to the repurchase of more debt, net of issuances in the 2002 period. Additionally, the repurchase of $846 million in common stock in 2001 also contributed to the change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Detroit Edison is subject to commodity price risk in conjunction with the anticipated purchase of electricity to meet reliability obligations during times of peak customer demand. Detroit Edison’s exposure to commodity price risk arises from market fluctuations in commodity prices. To limit the sensitivity to commodity price fluctuations, Detroit Edison has entered into a series of forward electricity contracts and option contracts. See Note 14 - Financial and Other Derivative Instruments herein for a further discussion of these derivative instruments.

Detroit Edison performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at December 31, 2002. We estimate that if commodity prices were 10% higher or lower, the net fair value of commodity contracts would increase $2 million and decrease $2 million, respectively.

Interest Rate Risk

Detroit Edison estimates that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2002 would decrease $160 million and increase $171 million, respectively.

Credit Risk

We purchase and sell electricity to numerous companies operating in the steel, automotive, energy and retail industries. During 2002 and 2001, a number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, including certain Enron Corporation affiliates. We regularly review contingent matters relating to purchase and sale contracts and record provisions for amounts considered probable of loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters are not expected to have a material effect on our financial statements in the period they are resolved.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have audited the consolidated statement of financial position of The Detroit Edison Company and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows, and changes in shareholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Detroit Edison Company and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

February 11, 2003

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31

	2002	2001	2000

(in Millions)
Operating Revenues	$4,054	$4,044	$4,129

Operating Expenses
Fuel and purchased power	1,074	1,241	1,271
Operation and maintenance	1,271	1,082	952
Depreciation and amortization	577	631	719
Taxes other than income	273	268	289
Merger and restructuring charges (Note 5)	—	186	25

	3,195	3,408	3,256

Operating Income	859	636	873

Other Income and Deductions
Interest expense	311	306	277
Interest income	(1)	(3)	(2)
Other income	(36)	(63)	—
Other expense	51	76	15

	325	316	290

Income Before Income Taxes	534	320	583

Income Tax Provision	178	84	172

Income Before Accounting Change	356	236	411
Cumulative Effect of Accounting Change (Note 14)	—	(3)	—

Net Income	$356	$233	$411

See Notes to Consolidated Financial Statements

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

	2002	2001

(in Millions)
Assets
Current Assets
Cash and cash equivalents	$36	$215
Restricted cash	131	68
Accounts receivable
Customer (less allowance for doubtful accounts of $48 and $27, respectively)	325	348
Accrued unbilled revenues	177	130
Other	142	101
Inventories
Fuel	126	162
Materials and supplies	130	127
Other	14	14

	1,081	1,165

Investments
Nuclear decommissioning trust funds	417	417
Other	82	97

	499	514

Property
Property, plant and equipment	12,121	11,572
Less accumulated depreciation	(5,324)	(5,010)

	6,797	6,562

Other Assets
Regulatory assets	1,143	1,141
Securitized regulatory assets	1,613	1,692
Prepaid pensions	—	106
Other	128	75

	2,884	3,014

Total Assets	$11,261	$11,255

See Notes to Consolidated Financial Statements

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31

	2002	2001

(in Millions, Except Shares)
Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$238	$307
Accrued interest	83	85
Dividends payable	74	74
Accrued payroll	24	24
Income taxes	30	121
Current portion long-term debt, including capital leases	319	215
Liabilities from risk management activities	9	39
Other	319	349

	1,096	1,214

Other Liabilities
Deferred income taxes	1,501	1,751
Unamortized investment tax credit	146	156
Nuclear decommissioning	416	412
Accrued pension liability	561	16
Other	484	450

	3,108	2,785

Long-Term Debt (Note 11)
Mortgage bonds, notes and other	3,270	3,038
Securitization bonds	1,585	1,673
Capital lease obligations	80	87

	4,935	4,798

Commitments and Contingencies (Notes 6, 7 and 15)
Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 134,287,832 shares issued and outstanding	1,343	1,343
Premium on common stock	507	507
Common stock expense	(44)	(44)
Retained earnings	735	675
Accumulated other comprehensive loss	(419)	(23)

	2,122	2,458

Total Liabilities and Shareholder’s Equity	$11,261	$11,255

See Notes to Consolidated Financial Statements

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

	2002	2001	2000

(in Millions)
Operating Activities
Net Income	$356	$233	$411
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	577	631	719
Merger and restructuring charges	—	147	—
Deferred income taxes	(52)	(72)	(79)
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(123)	207	(72)

Net cash from operating activities	758	1,146	979

Investing Activities
Plant and equipment expenditures	(685)	(673)	(587)
Restricted cash for debt redemptions	(63)	(68)	—
Other investments	(143)	(145)	41

Net cash used for investing activities	(891)	(886)	(546)

Financing Activities
Issuance of long-term debt	570	2,679	270
Redemption of long-term debt	(318)	(1,271)	(245)
Short-term borrowings, net	—	(245)	(117)
Capital lease obligations	(3)	(80)	(2)
Repurchase of common stock	—	(846)	—
Dividends on common stock	(295)	(306)	(319)

Net cash used for financing activities	(46)	(69)	(413)

Net Increase (Decrease) in Cash and Cash Equivalents	(179)	191	20
Cash and Cash Equivalents at Beginning of the Period	215	24	4

Cash and Cash Equivalents at End of the Period	$36	$215	$24

See Notes to Consolidated Financial Statements

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY AND
COMPREHENSIVE INCOME

			Premium			Accumulated
	Common Stock		On	Common		Other
			Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Loss	Total

(Dollars in Millions, Shares in Thousands)
Balance, December 31, 1999	145,120	$1,451	$548	$(48)	$1,677	$—	$3,628

Net income	—	—	—	—	411	—	411
Dividends declared on Common stock	—	—	—	—	(319)	—	(319)
Other	—	—	—	—	3	—	3

Balance, December 31, 2000	145,120	1,451	548	(48)	1,772	—	3,723

Net income	—	—	—	—	233	—	233
Dividends declared on Common stock	—	—	—	—	(301)	—	(301)
Distribution of International Transmission Company to Parent	—	—	—	—	(327)	—	(327)
Repurchase and retirement of common stock	(10,832)	(108)	(41)	4	(701)	—	(846)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	(23)	(23)
Other	—	—	—	—	(1)	—	(1)

Balance, December 31, 2001	134,288	1,343	507	(44)	675	(23)	2,458

Net income	—	—	—	—	356	—	356
Dividends declared on Common stock	—	—	—	—	(296)	—	(296)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	21	21
Other						(417)	(417)

Balance, December 31, 2002	134,288	$1,343	$507	$(44)	$735	$(419)	$2,122

Detroit Edison did not have other comprehensive income (loss) in 2000. The following table displays comprehensive income (loss) for 2001:

	2002	2001
(in Millions)
Net income	$356	$233

Other comprehensive income (loss), net of tax:
Net unrealized losses on derivatives:
Cumulative effect of a change in accounting principle, net of taxes of $6	—	13
Losses arising during the year, net of taxes of $30 in 2001	(1)	(55)
Amounts reclassified to earnings, net of taxes of $11 and $10, respectively	22	19

	21	(23)
Pension obligation, net of taxes of $224	(417)	—

Comprehensive income	$(40)	$210

See Notes to Consolidated Financial Statements

DETROIT EDISON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure

Detroit Edison is a Michigan public utility engaged in the generation, purchase, distribution and sale of electric energy to 2.1 million customers in a 7,600 square-mile area in southeastern Michigan. Detroit Edison is regulated by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC).

On May 31, 2001, our parent company, DTE Energy, completed the acquisition of MCN Energy, now referred to as Enterprises. Enterprises is an exempt holding company under the Public Utility Holding Company Act of 1935. Enterprises is a Michigan corporation primarily engaged in natural gas production, gathering, processing, transmission, storage, distribution and energy marketing. Enterprises largest subsidiary is MichCon, a natural gas utility serving 1.2 million customers throughout the state of Michigan.

Effective January 2001, we transferred our transmission assets, with a book value of approximately $390 million, to a wholly owned subsidiary, International Transmission Company (ITC). On May 31, 2001, we distributed 100 percent of the shares of ITC to DTE Energy.

References in this report to “we”, “us” and “our” are to Detroit Edison and its subsidiaries, collectively.

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when the company is able to influence the operating policies of the investee. Non-majority owned investments include investments in limited liability companies, partnerships or joint ventures. When we do not influence the operating policies of an investee, the cost method is used. The company eliminates all intercompany balances and transactions.

Basis of Presentation

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

We reclassified some prior year balances to match the 2002 financial statement presentation.

Revenues

Revenues from the sale and delivery of electricity are recognized as services are provided. We record revenues for electric and steam heating services provided but unbilled at the end of each month. Under agreement with the MPSC, we are not allowed to raise rates through 2003.

Comprehensive Income

We comply with SFAS No. 130, “Reporting Comprehensive Income,” that established standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. Significant amounts recorded to comprehensive income include minimum pension liabilities as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions,” and unrealized gains and losses associated with cash flow hedging activities under SFAS No. 133.

Inventories

Fuel inventory and materials and supplies at Detroit Edison are valued at average cost.

Property, Retirement and Maintenance, and Depreciation and Depletion

Summary of property by classification as of December 31:

	2002	2001

(in Millions)
Property, Plant and Equipment
Electric Utility
Generation	$6,515	$6,165
Distribution	5,606	5,407

Total	12,121	11,572

Less Accumulated Depreciation and Depletion
Electric Utility
Generation	(3,117)	(2,948)
Distribution	(2,207)	(2,062)

Total	(5,324)	(5,010)

Net Property, Plant and Equipment	$6,797	$6,562

Property is stated at cost and includes construction-related labor and materials. The cost of properties retired plus removal costs, less salvage, are charged to accumulated depreciation.

Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2. Approximately $25 million of expenses related to the anticipated Fermi 2 refueling outage scheduled for 2003 are being accrued on a pro-rata basis over an 18-month period that began in November 2001.

We base depreciation provisions for utility property on straight-line and units of production rates approved by the MPSC. The composite depreciation rate for Detroit Edison was 3.4 % in 2002, 2001 and 2000.

The average estimated useful life for each class of property, plant and equipment as of December 31, 2002 follows:

Estimated Useful Lives in Years

Utility	Generation	Distribution

Electric	39	37

Long-Lived Assets

Long-lived assets that we own are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Software Costs

We capitalize the cost of software developed for internal use. These costs are amortized on a straight-line basis over five years. Amortization begins when the software project is complete.

Excise and Sales Taxes

We record the billing of excise and sales taxes as receivables with an offsetting payable to the applicable taxing authority, with no impact on the statement of operations.

Deferred Debt Costs

The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. In accordance with MPSC regulations applicable to Detroit Edison the unamortized discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue.

Consolidated Statement of Cash Flows

We consider investments purchased with a maturity of three months or less to be cash equivalents. Cash contractually designated for debt service is classified as restricted cash.

	2002	2001	2000

(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$40	$4	$(1)
Accrued unbilled receivables	(47)	58	(22)
Inventories	34	13	12
Accounts payable	(78)	67	31
Accrued payroll	(65)	(65)	6
Income taxes payable	(75)	7	11
General taxes	(2)	8	3
Prepaid pensions	(44)	9	65
Risk management and trading activities	(32)	36	1
Other	146	70	(178)

	$(123)	$207	$(72)

Other cash and non-cash investing and financing activities for the years ended December 31 were as follows:

	2002	2001	2000

(in Millions)
Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$312	$277	$284
Income taxes paid	308	157	276
Noncash Investing and Financing Activities
Distribution of International Transmission Company to parent	$—	327	—

See the following notes for other accounting policies impacting our financial statements.

Note	Title

2	New Accounting Pronouncements
6	Regulatory Matters
9	Income Taxes
14	Financial and Other Derivative Instruments
16	Retirement Benefits and Trusteed Assets

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

Derivatives

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that companies recognize all derivatives as either assets or liabilities measured at fair value on the statement of financial position. SFAS No. 133 provides an exception for certain contracts that qualify as “normal purchases and sales.” To qualify for this exception, certain criteria must be met, including a high probability the contract will result in physical delivery. See Note 14 — Financial and Other Derivative Instruments for additional information.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. As of the date of adoption, we had no goodwill.

In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. Our intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $36 million in 2002 and $38 million in 2001. There were no material acquisitions of intangible assets during the 2002. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2002 were $357 million and $269 million, respectively. Amortization expense of intangible assets is estimated to be $36 million annually for 2003 through 2007.

Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred. It will apply to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and (or) the normal operation of a long-lived asset. When a new liability is recorded, an entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

We have completed a preliminary review and have identified a legal retirement obligation for the decommissioning costs for our Fermi 2 nuclear plant and other assets. As to regulated operations, we believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71.

As a result of adopting SFAS No. 143, we expect to record a capitalized asset of approximately $200 million, a corresponding retirement obligation liability of approximately $400 million and a cumulative effect amount related to regulated operations as a regulatory asset of approximately $200 million. We will finalize these preliminary estimates in the first quarter of 2003.

SFAS No. 143 also requires the quantification of the estimated cost of removal obligations, arising from other than legal obligations, which have been accrued through depreciation charges. At January 1, 2003 we estimate that we had approximately $300 million of previously accrued asset removal costs related to our regulated operations, for other than legal obligations, included in accumulated depreciation.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired. We adopted this statement on January 1, 2002, with no impact on the consolidated financial statements.

Reporting Gains and Losses from Extinguishment of Debt and Accounting for Leases

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” eliminates SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and allows for only those gains or loses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends SFAS No. 13 “Accounting for Leases” to require sale-leaseback accounting for certain lease transactions. We adopted the provisions of this statement in 2002 with no impact on the consolidated financial statements.

Exit and Disposal Activities

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. Application of SFAS No. 146 is required prospectively for exit or disposal activities entered into on or after January 1, 2003.

Guarantor’s Accounting and Disclosure

FASB Interpretation No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also requires disclosure in interim and annual financial statements of its obligations under certain guarantees it has issued. The initial recognition and measurement provisions of Interpretation No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. We expect no impact on the consolidated financial statements upon adoption.

Consolidation of Variable Interest Entities

FASB Interpretation No. 46 requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003.

We believe that it is reasonably possible that we will consolidate the following entity upon the adoption of FASB Interpretation No. 46 in the third quarter of 2003.

In 1999, a trust was established to acquire certain railcars and other coal transportation-related equipment for lease to Detroit Edison. The trust issued $101 million of secured notes and trust certificates, due in 2009, to finance the railcars and other equipment. Detroit Edison is unconditionally obligated to make rental payments in amounts that are sufficient to pay all payments of principal and interest on the notes and the yield on the certificates. Title to the railcars and other equipment will not transfer to Detroit Edison at the end of the lease term and there are no options to renew the lease at its expiration. The lease agreement includes an option on the part of Detroit Edison to purchase the equipment at the end of the lease term. If the purchase option is not exercised, Detroit Edison must make a termination payment equal to the unamortized note balance and will be responsible for arranging an orderly disposition of the railcars and equipment.

NOTE 3 — CHANGE IN ACCOUNTING FOR REGULATION

In 1998, based on MPSC Orders, the Power Generation business of Detroit Edison started transitioning to market-based rates with the start of a customer choice program. In compliance with EITF Issue No. 97-4, “Deregulation of the Pricing of Electricity”, we ceased application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, for the generation business in 1998. Since that time, there have been significant legislative and regulatory changes in Michigan that have resulted in our generation business being fully regulated with cost-based ratemaking.

On June 5, 2000, the Customer Choice and Electric Reliability Act (PA 141) was enacted into law providing the regulatory framework to maintain cost-based rates for retail customers and ensuring the recovery of all amounts of generation-related stranded costs from choice customers. Subsequent MPSC Orders required a cost-based methodology to set a transition charge applicable to choice customers for recovery of our stranded costs. Since rates for retail customers and transition charges for choice customers are set by the regulator, recover Detroit Edison’s generation costs and are billed and recovered from retail and choice customers, the criteria of SFAS No. 71 are satisfied. In addition, we have both the legislative and regulatory authority to defer regulatory costs and to begin recovery of such costs starting in 2004 after the PA 141 mandated rate freeze expires. As a result of discussions with the SEC staff, the SEC has no objection to Detroit Edison resuming application of SFAS No. 71 for its generation business. Detroit Edison applied SFAS No. 71 starting in the fourth quarter of 2002 and recorded $15 million of additional regulatory assets for the equity component of Allowance for Funds Used During Construction and costs related to reacquired debt that was refinanced with lower cost debt. Included in the $15 million regulatory asset is $11 million of recoverable regulatory assets not recognized prior to the 2002 fourth quarter application of SFAS No. 71. Prior period financial statements have not been restated due to the immaterial effect of retroactively applying SFAS No. 71 to Detroit Edison’s generation business.

NOTE 4 — DISPOSITION OF STEAM HEATING BUSINESS

In January 2003, we sold our steam heating business to Thermal Ventures II, LLP. This disposition is consistent with our strategy of divestiture of non-strategic assets. Due to the continuing involvement of Detroit Edison in the steam heating business, including the commitment to purchase $176 million in steam for resale through 2008, fund certain capital improvements and guarantee the buyer’s credit facility, we will record a net of tax loss of approximately $13 million in the first quarter of 2003. As a result of our continuing involvement, this transaction is not considered a sale for accounting purposes. The steam heating business had assets of $6 million at December 31, 2002, and had net losses of $12 million in 2002, net income of $3 million in 2001 and a net loss of $18 million in 2000. See Note 15 - Commitments and Contingencies.

NOTE 5 — MERGER AND RESTRUCTURING CHARGES

On May 31, 2001, our parent company, DTE Energy, completed the acquisition of MCN Energy. We incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges of $20 million ($13 million after tax) in 2001 and $25 million ($16 million after tax) in 2000, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $166 million ($108 million after tax) in 2001, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 890 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing Detroit Edison’s earnings by $186 million ($121 million after tax) and $25 million ($16 million after tax) in 2001 and 2000, respectively. Approximately $39 million of the merger and restructuring charges were paid as of December 31, 2001 and remaining benefit payments have been or will be paid from retirement plans.

NOTE 6 — REGULATORY MATTERS

Regulation

Detroit Edison is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison is also regulated by the FERC with respect to financing authorization and wholesale electric activities.

The operations of Detroit Edison meet the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost-based ratemaking process, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Management believes that currently available facts support the continued application of SFAS No. 71. Future regulatory changes or changes in the competitive environment could result in the company discontinuing the application of SFAS No. 71 for some or all of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates.

Regulatory Assets and Liabilities

The following are the balances of the regulatory assets and liabilities at December 31:

	2002	2001

(in Millions)
Assets
Securitized regulatory assets	$1,613	$1,692
Recoverable income taxes related to securitized regulatory assets	884	942
Other recoverable income taxes	117	120
Stranded costs and other costs recoverable under PA 141	21	—
Unamortized loss on reacquired debt	20	20
Electric Choice implementation costs	76	53
Other	25	6

Total Assets	$2,756	$2,833

Liabilities
Excess securitized savings	37	43

Total Liabilities	$37	$43

Electric Industry Restructuring

Electric Rates, Customer Choice and Stranded Costs - In June 2000, PA 141 became effective. PA 141 provided Detroit Edison with the right to recover stranded costs, codified and established January 1, 2002 as the date for full implementation of the MPSC’s existing Electric Choice program, and required the MPSC to reduce residential electric rates by 5%. At that time, Public Act 142 (PA 142) also became effective. PA 142 provided for the recovery through securitization of “qualified costs” which consist of an electric utility’s regulatory assets, plus various costs, associated with, or resulting from, the establishment of a competitive electric market and the issuance of securitization bonds.

Acting pursuant to PA 141, in an order issued in June 2000, the MPSC reduced Detroit Edison’s residential electric rates by 5% and imposed a rate freeze for all classes of customers through 2003. In April 2001, commercial and industrial rates were lowered by 5% as a result of savings derived from the issuance of securitization bonds in March 2001, as subsequently discussed.

The legislation also contains provisions freezing rates through 2003 and preventing rate increases for residential customers through 2005 and for small business customers through 2004. Certain costs may be deferred and recovered once rates can be increased. This rate cap may be lifted when certain market test provisions are met, specifically, when an electric utility has no more than 30% of generation capacity in its relevant market, with consideration for capacity needed to meet a utility’s responsibility to serve its retail customers. Statewide, multi-utility transmission system improvements also are required. Detroit Edison expects that these market and transmission improvement conditions will be met, and the rate cap will not continue after the dates specified in the legislation.

As required by PA 141, the MPSC conducted a proceeding to develop a methodology for calculating the net stranded costs associated with electric Customer Choice. In a December 2001 order, the MPSC determined that Detroit Edison could recover net stranded costs associated with the fixed cost component of its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing the receipt of revenues associated with the fixed cost component of its generation services to the revenue requirement for the fixed cost component of those services, inclusive of an allowance for the cost of capital. Any resulting shortfall in recovery, net of mitigation, would be considered a net stranded cost. The MPSC, in its December 2001 order, also determined that Detroit Edison had no net stranded costs in 2000 and consequently established a zero net stranded cost transition charge for billing purposes in 2002. The MPSC authorized Detroit Edison to establish a regulatory asset to defer recovery of its incurred stranded costs, subject to review in a subsequent annual net stranded cost proceeding. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to electric Customer Choice bills in 2002. In addition, the MPSC ordered an additional credit on bills equal to the 5% rate reduction realized by full service customers. Both credits were to be funded from savings derived from securitization. The December 2001 order, coupled with lower wholesale power prices in 2002, has encouraged additional customer participation in the electric Customer Choice program and has resulted in the loss of margins attributable to generation services. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification. In June 2002, Detroit Edison filed an appeal of the MPSC order at the Michigan Court of Appeals, challenging the legality of specific aspects of the MPSC order. The Court of Appeals has not yet issued a decision on this appeal.

In May 2002, Detroit Edison submitted its 2002 net stranded cost filing with the MPSC. The filing provides refinements to the MPSC Staff’s calculation of net stranded costs that was adopted in the December 2001 order, seeks more timely recovery of net stranded costs, and addresses issues raised by the continuation of securitization offsets and rate reduction equalization credits. Detroit Edison’s filing supports the following conclusions: (i) Detroit Edison had no net stranded costs in 2000 and $13 million of recoverable net stranded costs attributable to electric Customer Choice in 2001; (ii) Detroit Edison requested recovery of 2001 net stranded costs through the use of excess securitization savings; (iii) Detroit Edison expects to incur additional net stranded costs in 2002 and 2003 as a result of increased electric Customer Choice participation; and (iv) Detroit Edison recommended that a pro-forma or forward looking transition charge be approved for billing during the remainder of 2002 and for 2003 to eliminate the time lag between the occurrence and recovery of net stranded costs inherent in the methodology approved in the December 2001 order. In November 2002, the MPSC Staff and other interveners submitted their 2002 net stranded cost filings. In the fourth quarter of 2002, Detroit Edison recorded a regulatory asset of $21 million representing 2002 net stranded costs and the deferral of other costs recoverable under PA 141. The effect of recording the regulatory asset increased 2002 earnings by $13 million, net of taxes. The MPSC has not yet acted upon this Detroit Edison filing.

In several orders issued in June 2000, the MPSC determined that adjusting rates for changes in fuel and purchased power expenses through continuance of the Power Supply Cost Recovery (PSCR) clause would be inconsistent with the rate freeze required by PA 141. Detroit Edison was not permitted to collect the 1998 PSCR under-recovery of $9 million, plus accrued interest of $3 million. Also, Detroit Edison was not required to refund approximately $55 million of liabilities for over-recoveries of PSCR expenses for 1999 and 2000, and disallowances under the performance standard mechanism for our Fermi 2 nuclear power plant. In January and March 2002, the Michigan Court of Appeals rejected appeals and motions for rehearing filed by parties opposing the MPSC’s actions in this proceeding. In March 2002, the Michigan Attorney General applied for leave to appeal at the Michigan Supreme Court. The court has issued an order indicating that it will not hear the case.

It is unclear at this time whether the PSCR clause will be suspended beyond 2003.

Securitization — In an order issued in November 2000 and clarified in January 2001, the MPSC approved the issuance of securitization bonds to recover qualified costs that include the unamortized investment in Fermi 2, costs of certain other regulatory assets, Electric Choice implementation costs, costs of issuing securitization bonds, and the costs of retiring securities with the proceeds of securitization. The order permits the collection of these qualifying costs from Detroit Edison’s customers.

Detroit Edison formed The Detroit Edison Securitization Funding LLC (Securitization LLC), a wholly owned subsidiary, for the purpose of securitizing its qualified costs. In March 2001, the Securitization LLC issued $1.75 billion of Securitization Bonds, and Detroit Edison sold $1.75 billion of qualified costs to the Securitization LLC. The Securitization Bonds mature over a 14-year period and have an annual average interest rate of 6.3% over the life of the bonds. Detroit Edison used the proceeds to retire debt and equity in approximately equal amounts. DTE Energy likewise retired approximately 50% debt and 50% equity with the proceeds received as the sole shareholder of Detroit Edison. Detroit Edison implemented a non-bypassable surcharge on its customer bills, effective March 26, 2001, for the purpose of collecting amounts sufficient to provide for the payment of interest and principal and the payment of income tax on the additional revenue from the surcharge. As a result of securitization, Detroit Edison established a regulatory asset for securitized costs including costs that had previously been recorded in other regulatory asset accounts.

The Securitization LLC is independent of Detroit Edison, as is its ownership of the qualified costs. Due to principles of consolidation, qualified costs sold by Detroit Edison to the Securitization LLC and the $1.75 billion of securitization bonds appear on the company’s consolidated statement of financial position. The company makes no claim to these assets. Ownership of such assets has vested in the Securitization LLC and been assigned to the trustee for the Securitization Bonds. Funds collected by Detroit Edison, acting in the capacity of a service for the Securitization LLC, are remitted to the trustee for the Securitization Bonds. Neither the qualified costs which were sold nor funds collected from Detroit Edison’s customers for the payment of costs related to the Securitization LLC and Securitization Bonds are available to Detroit Edison’s creditors.

Other

In accordance with a November 1997 MPSC order, Detroit Edison reduced rates by $53 million annually to reflect the scheduled reduction in the revenue requirement for Fermi 2. The $53 million reduction was effective in January 1999. In addition, the November 1997 MPSC order authorized the deferral of $30 million of storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. After various legal appeals, the Michigan Court of Appeals remanded back to the MPSC for hearing the November 1997 order. In December 2000, the MPSC issued an order reopening the case for hearing. The parties in the case have agreed to a stipulation of fact and waiver of hearing. In June 2002, the MPSC issued an order modifying its 1997 order that will require Detroit Edison to refund approximately $1.5 million after January 1, 2004. In July 2002, the Michigan Attorney General filed an appeal with the Michigan Court of Appeals regarding the June 2002 MPSC Order.

In November 2002, the MPSC requested Michigan gas and electric utilities to justify why their retail rates should not be lowered due to potential personal property tax reductions. We have responded and await further MPSC action.

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the company.

NOTE 7 — NUCLEAR OPERATIONS

General

Fermi 2, our nuclear generating plant, began commercial operation in 1988. The Nuclear Regulatory Commission (NRC) has jurisdiction over the licensing and operation of Fermi 2. Fermi 2 has a design electrical rating (net) of 1,150 Megawatts. This plant represents approximately 10% of Detroit Edison’s summer net rated capability. The net book balance of the Fermi 2 plant was written off at December 31, 1998, and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset was securitized. See Note 6 — Regulatory Matters. Detroit Edison also owns Fermi 1, a nuclear plant that was shut down in 1972 and is currently being decommissioned.

Property Insurance

Detroit Edison maintains several different types of property insurance policies specifically for the Fermi 2 plant. These policies cover such items as replacement power and property damage. The Nuclear Electric Insurance Limited (NEIL) is the primary supplier of these insurance polices. Under the NEIL policies, Detroit Edison could be liable for maximum assessments of up to approximately $27 million per event if the loss associated with any one event at any nuclear plant in the United States should exceed the accumulated funds available to NEIL.

Detroit Edison maintains a policy for extra expenses, including replacement power costs necessitated by Fermi 2’s unavailability due to an insured event. These policies have a 12-week waiting period and provide three years of coverage.

Detroit Edison has $500 million in primary coverage and $2.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion.

For multiple terrorism losses occurring within one year after the first loss from terrorism, the NEIL policies would make available to all insured entities up to $3.2 billion plus any amounts recovered from reinsurance, government indemnity, or other sources to cover losses.

Public Liability Insurance

As required by federal law, Detroit Edison increased the amount of public liability insurance for a nuclear incident from $200 million to $300 million, effective January 1, 2003. For liabilities arising out of terrorist acts, the policy is now subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 1988 (Act), deferred premium charges up to $84 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities. The Act expired on August 1, 2002, however the provisions of the Act remain in effect for existing reactors. Legislation to extend the Act is currently under debate in Congress. President Bush has expressed his support to extend the Act. We cannot predict whether the legislation will pass the Congress.

Decommissioning

The NRC has jurisdiction over the decommissioning of nuclear power plants and requires decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. We believe the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning using the NRC formula.

Detroit Edison has established a restricted external trust to hold funds collected from customers for decommissioning and the disposal of low-level radioactive waste. During 2002, Detroit Edison collected $42 million and in 2001 and 2000, Detroit Edison collected a total of $38 million each year from customers for decommissioning and low-level radioactive waste disposal. Such amounts were recorded as components of depreciation, depletion and amortization expense, and in other liabilities. Net unrealized investment losses of $39 million and $23 million in 2002 and 2001, respectively, were recorded as adjustments to the nuclear decommissioning trust funds and other liabilities. At December 31, 2002, investments in the external trust consisted of approximately 42.7% in publicly traded equity securities, 43.7% in fixed debt instruments and 13.6% in cash equivalents. Investments in debt and equity securities held within the external trust are classified as “available for sale.”

At December 31, 2002 and 2001, Detroit Edison had reserves of $377 million and $372 million, respectively, for the future decommissioning of Fermi 2, and $22 million and $26 million, respectively, for the decommissioning of Fermi 1. Detroit Edison also had a reserve of $17 million for low-level radioactive waste disposal costs at December 31, 2002 and $14 million as of December 31, 2001. These reserves are included in other liabilities, with an equivalent amount invested in an external trust. It is estimated that the cost of decommissioning Fermi 2, when its license expires in 2025, will be $947 million in 2002 dollars and $3.4 billion in 2025 dollars, using a 6% inflation rate. In 2001, the company began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning is expected to be complete by 2008.

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of one mill per net kilowatthour of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Until the DOE is able to fulfill its obligation under the contract, Detroit Edison is responsible for the spent nuclear fuel storage. Detroit Edison estimates that existing storage capacity will be sufficient until 2007. Detroit Edison has entered into litigation against the DOE for damages caused by the DOE not accepting spent nuclear fuel on a timely basis.

NOTE 8 — JOINTLY OWNED UTILITY PLANT

Detroit Edison’s share of jointly owned utility plants at December 31, 2002 was as follows:

		Ludington
		Hydroelectric
	Belle River	Pumped Storage

In-service date	1984-1985	1973
Ownership interest	*	49%
Investment (in Millions)	$1,021	$196
Accumulated depreciation (in Millions)	$478	$108

*	Detroit Edison’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49% in certain transmission lines, and 75% in common facilities used at Unit No. 2.

Belle River

The Michigan Public Power Agency (MPPA) has an ownership interest in Belle River Unit No. 1 and other related facilities. The MPPA is entitled to 19% of the total capacity and energy of the plant (1,026 MW) and is responsible for the same percentage of the plant’s operation, maintenance and capital improvements costs.

Ludington Hydroelectric Pumped Storage

Operation, maintenance and other expenses of the Ludington Hydroelectric Pumped Storage Plant (1,872 MW) are shared by Detroit Edison and Consumers Energy Company in proportion to their respective plant ownership interests.

NOTE 9 — INCOME TAXES

We are part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for Detroit Edison is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy.

Total income tax expense varied from the statutory federal income tax rate for the following reasons:

	2002	2001	2000

(Dollars in Millions)
Effective federal income tax rate	33.3%	26.3%	29.5%

Income tax expense at 35% statutory rate	$187	$112	$204
Removal costs	—	—	(24)
Investment tax credits	(7)	(7)	(10)
Depreciation	3	3	11
Research expenditures tax credits	—	(7)	—
Employee Stock Ownership Plan dividends	(3)	(2)	—
Other-net	(2)	(15)	(9)

Total	$178	$84	$172

Components of income tax expense were as follows:

	2002	2001	2000

(in Millions)
Current federal and other income tax expense	$236	$199	$245
Deferred federal income tax benefit	(58)	(115)	(73)

Total	$178	$84	$172

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

Deferred income tax assets (liabilities) were comprised of the following at December 31:

	2002	2001

(in Millions)
Property	$(1,009)	$(986)
Securitized regulatory assets	(871)	(909)
Pension and benefits	292	56
Other	74	62

	$(1,514)	$(1,777)

Deferred income tax liabilities	$(2,062)	$(2,275)
Deferred income tax assets	548	498

	$(1,514)	$(1,777)

NOTE 10 — PREFERRED AND PREFERENCE SECURITIES

At December 31, 2002, Detroit Edison had 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 11 — LONG-TERM DEBT

Our long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	2002	2001

(in Millions)
Detroit Edison Taxable Debt, Principally Secured
6.3% due 2003 to 2034	$1,812	$1,548
Detroit Edison Tax Exempt Revenue Bonds
5.8% due 2004 to 2032	1,208	1,144
Quarterly Income Debt Securities
7.5% due 2026 to 2028	385	385
Other Long-Term Debt	87	90

	3,492	3,167
Less amount due within one year	(222)	(129)

	$3,270	$3,038

Securitization Bonds	$1,673	$1,746
Less amount due within one year	(88)	(73)

	$1,585	$1,673

During 2002 and 2001, we issued and repurchased long-term debt consisting of the following:

2002

•	Issued $225 million of Detroit Edison senior notes bearing interest at 5.20 % and maturing in 2012

•	Issued $225 million of Detroit Edison senior notes bearing interest at 6.35 % and maturing in 2032

•	Issued $64 million of Detroit Edison tax exempt bonds bearing interest at 5.45% and issued $56 million of Detroit Edison tax exempt bonds bearing interest at 5.25%, both maturing in 2032.

2001

•	Issued $1.75 billion of Securitization Bonds by the Securitization LLC

•	Redeemed $1.3 billion of Detroit Edison debt, of which $1.1 billion represented unscheduled redemptions

•	Entered into a Detroit Edison financing arrangement for certain equipment with a value of approximately $90 million. The arrangement has an implicit interest rate of 7.6% with a term of approximately nine years.

In the years 2003 — 2007, our long-term debt maturities are $310 million, $138 million, $496 million, $126 million and $138 million, respectively.

Quarterly Income Debt Securities (QUIDS)

Each series of QUIDS provides that interest will be paid quarterly. However, we have the right to extend the interest payment period on the QUIDS for up to 20 consecutive interest payment periods. Interest would continue to accrue during the deferral period. If this right is exercised, we may not declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period.

Cross Default Provisions

Substantially all of the net utility properties of Detroit Edison are subject to the lien of its mortgage. Should Detroit Edison fail to timely pay their indebtedness under this mortgage, such failure will create cross defaults in substantially all of our indebtedness.

NOTE 12 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

In October 2002, we entered into a $135 million, 364-day revolving facility and a $65 million, three-year revolving facility. These credit facilities can be used for general corporate purposes, but are primarily intended to provide liquidity for our commercial paper program. Important aspects of these agreements require us to maintain a debt to total capitalization ratio of not more than .65 to 1, and a “earnings before interest, taxes, depreciation and amortization” to interest ratio of no less than 2 to 1. There were no borrowings outstanding at December 31, 2002 and 2001.

Detroit Edison has a $200 million short-term financing agreement secured by customer accounts receivable and unbilled revenues. There were no outstanding amounts under this financing agreement at December 31, 2002 and 2001.

NOTE 13 — CAPITAL AND OPERATING LEASES

Lessee - We lease various assets under capital and operating leases, including lake vessels, locomotives, coal cars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2022 with renewal options extending beyond that date.

Future minimum lease payments under non-cancelable leases at December 31, 2002 were:

	Capital	Operating
	Leases	Leases

(in Millions)
2003	$15	$26
2004	12	28
2005	11	29
2006	13	29
2007	10	28
2008 and thereafter	62	129

Total minimum lease payments	123	$269

Less imputed interest	(34)

Present value of net minimum lease payments	89
Less current portion	(9)

Non-current portion	$80

Rental expenses for operating leases was $26 million in 2002, $9 million in 2001 and $9 million in 2000.

NOTE 14 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

In 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, establishes accounting and reporting standards for derivative instruments and hedging activities. Listed below are important SFAS No. 133 requirements:

•	All derivative instruments must be recognized as assets or liabilities and measured at fair value, unless they meet the “normal purchases and sales” exemption.

•	The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting.

•	Special accounting is allowed for a derivative instrument qualifying as a hedge and designated as a hedge for the variability of cash flow associated with a forecasted transaction. Gain or loss associated with the effective portion of the hedge is recorded in other comprehensive income. The ineffective portion is recorded to earnings. Amounts recorded in other comprehensive income will be reclassified to net income when the forecasted transaction affects earnings.

•	If a cash flow hedge is discontinued because it is unlikely the forecasted transaction will not occur, net gains or losses are immediately recorded into earnings.

•	Special accounting is allowed for a derivative instrument qualifying as a hedge and designated as a hedge of the changes in fair value of an existing asset, liability or firm commitment. Gain or loss on the hedging instrument is recorded into earnings. The gain or loss on the underlying asset, liability or firm commitment is also recorded into earnings.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be reported in net income or other comprehensive income as the cumulative effect of a change in accounting principle.

In 2001 we adopted SFAS No. 133. The financial statement impact of recording the various SFAS No. 133 transactions at January 1, 2001 was as follows:

Increase
(Decrease)

(in Millions)
Financial Statement Line Item
Assets from risk management and trading activities	$26
Liabilities from risk management and trading activities	$10
Deferred income taxes payable	$6
Cumulative effect of a change in accounting principle:
Other comprehensive loss	$13
Net income	$(3)

Our primary market risk exposure is associated with commodity prices and interest rates. We have risk management policies to monitor and decrease market risks. We use derivative instruments to manage some of the exposure. We do not hold or issue derivative instruments for trading purposes. The fair value of all derivatives is shown as “assets or liabilities from risk management and trading activities” in the consolidated statement of financial position.

Credit Risk

We are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. We maintain credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. We use standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty.

Commodity Price Risk

We use forward energy, capacity, and futures contracts to manage changes in the price of electricity and natural gas. Certain contracts have been designated as cash flow hedges of forecasted purchases of power and natural gas. For the year ended December 31, 2002, we recorded a loss of $0.7 million, net of tax, in other comprehensive loss for these hedges. Amounts recorded in other comprehensive income will be reclassified to fuel and purchased power expense as the forecasted purchases of electricity affect earnings. During 2003 we estimate $2.1 million of existing losses will be reclassified to fuel and purchased power expense. Two years is the maximum length of time Detroit Edison is hedging exposure to the variability of future cash flows. Ineffectiveness recognized in hedging relationships was immaterial for the year ended December 31, 2002.

In 2001, the FASB provided additional guidance on SFAS No. 133 for certain contracts in the power generation industry. In particular, issue No. C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity.” Since electricity cannot be readily stored in significant quantities, and the entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the needs of customers, the FASB concluded an option contract for the purchase of electricity meeting certain criteria is eligible for the normal purchases and sales exception. Detroit Edison adopted this new guidance on July 1, 2001, classified certain contracts as normal, and began amortizing the previously recorded liability on option-like contracts over their remaining lives. Later in 2001, the FASB issued additional revisions to issue No. C15 which were effective in April 2002. The revised guidance differentiates traditional capacity contracts used by electric utilities to meet electric load and financial options on electricity. Traditional capacity contracts are eligible for settlement accounting under the normal purchases and sales exception. Financial options on electricity are not eligible for settlement accounting. Financial options on electricity are recorded at fair value on the statement of financial position using mark-to-market accounting. Certain of Detroit Edison’s forward electric contracts are considered “normal purchases and sales” and therefore are excluded from the scope of SFAS No. 133.

Fair Value of Other Financial Instruments

The fair value of financial instruments is determined by using various market data and other valuation techniques. The table below shows the fair value relative to the carrying value for long-term debt:

	2002		2001

	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-Term Debt	$5.6 billion	$5.2 billion	$5.1 billion	$4.9 billion

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Personal Property Taxes

Detroit Edison and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. The Michigan Court of Appeals has not yet issued a decision on this appeal.

We record property tax expense based on the new tables. We will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to 1997 through 1999. This is a solution supported by the STC in the past. The legal action, along with possible additional appeals by local taxing jurisdictions, is expected to delay any recoveries.

Commitments

We have Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, we will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments is being amortized to fuel and purchased power expense with non-cash accretion expense being recorded through 2008. In 2001, due to changes in estimated future replacement costs we reduced the reserve for future steam purchase commitments by $22 million. We purchased $37 million of steam and electricity in 2002, $41 million in 2001 and $35 million in 2000. We estimate annual steam and electric purchase commitments from 2003 until 2007 will not exceed $46 million per year. As discussed in Note 4, in January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LLP. Due to terms of the sale, Detroit Edison will remain contractually obligated to GDRRA until 2008 and will also record an additional liability of $20 million for future commitments.

The EPA has issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. In September 1998, the EPA issued a State Implementation Plan (SIP) call giving states a year to develop new regulations to limit nitrogen oxide emissions because of their contribution to ozone formation. We have spent approximately $460 million through December 2002 and estimate that we will incur approximately $300 million to $400 million of future capital expenditures over the next five to eight years. In March 2000, the U.S. Court of Appeals ruled in favor of the EPA’s SIP call regulations. The new air quality standards have been upheld in legal challenges in the U.S. Court of Appeals, but the U.S. Supreme Court has agreed to hear the appeal. Until the legal issues are resolved, management is unable to predict the full impact of the new air quality standards. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure, in excess of current depreciation levels, would be deferred in ratemaking, until after the expiration of the rate cap period, presently expected to end December 31, 2005.

We have also entered into long-term fuel supply commitments of approximately $450 million at December 31, 2002. We estimate that 2003 base level capital expenditures will be $530 million. We have made commitments in connection with expected capital expenditures.

Other Contingencies

We purchase and sell electricity to numerous companies operating in the steel, automotive, energy and retail industries. During 2002 and 2001, a number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, including certain Enron Corporation affiliates, National Steel Company and Bethlehem Steel Company. We regularly review contingent matters relating to purchase and sale contracts and record provisions for amounts considered probable of loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements in the period they are resolved.

We are involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our financial statements in the period they are resolved.

See Note 6 and Note 7 for a discussion of contingencies related to Regulatory Matters and Nuclear operations.

NOTE 16 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

Qualified Pension Plan Benefits

Detroit Edison has a defined benefit retirement plan. Effective December 31, 2001, the MCN Energy Group Retirement Plan, that covered nonunion employees, merged into Detroit Edison’s retirement plan. The combined plan is noncontributory, covers substantially all employees and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. Detroit Edison operates as the sponsor of the merged plan, which is treated as a multiemployer plan from the affiliates’ perspective. The annual expense disclosed below is Detroit Edison’s portion of the total plan expense. Each affiliate is charged their portion of the expense. Our policy is to fund pension cost by contributing the minimum amount required by the Employee Retirement Income Security Act, and additional amounts we deem appropriate.

Net pension cost (credit) for the years ended December 31 includes the following components:

	2002	2001	2000

(in Millions)
Service Cost	$35	$35	$35
Interest Cost	124	117	107
Expected Return on Plan Assets	(133)	(139)	(139)
Amortization of
Net loss	2	—	—
Prior service cost	9	10	10
Net transition asset	(1)	(5)	(4)
Special Termination Benefits (Note 5)	—	119	—

Net Pension Cost (Credit)	$36	$137	$9

The following table reconciles the obligations, assets and funded status of the plan as well as the amount recognized as pension liability in the consolidated statement of financial position at December 31. The results include liabilities and assets for Detroit Edison and all affiliates participating in the combined plan. The prepaid asset contributed to the combined plan by such affiliates is reflected as an amount due to affiliates, $187.3 million and $143.1 million at December 31, 2002 and 2001, respectively.

	2002	2001

(in Millions)
Accumulated Benefit Obligation at the End of the Period	$2,104	$1,857

Projected Benefit Obligation at the Beginning of the Period	$2,036	$1,540
Service Cost	39	40
Interest Cost	148	142
Actuarial Loss	210	82
Special Termination Benefits (Note 5)	—	167
Benefits Paid	(146)	(209)
Plan Amendments	—	(43)
Plan Merger	—	317

Projected Benefit Obligation at the End of the Period	$2,287	$2,036

Plan Assets at Fair Value at the Beginning of the Period	$1,865	$1,416
Actual Return on Plan Assets	(182)	(48)
Company Contributions	35	35
Benefits Paid	(146)	(209)
Plan Merger	—	671

Plan Assets at Fair Value at the End of the Period	$1,572	$1,865

Funded Status of the Plans	$(715)	$(171)
Unrecognized Net loss	815	256
Prior service cost	58	35
Net transition asset	(8)	(14)

Net Amount Recognized	$150	$106

Amount Recorded as:
Prepaid Pension Asset	$—	$106
Accrued Pension Liability	(531)	—
Accumulated Other Comprehensive Loss	632	—
Intangible Asset	49	—

	$150	$106

Assumptions used in determining the projected benefit obligation at December 31 are listed below:

	2002	2001	2000

Discount rate	6.75%	7.25%	7.5%
Annual increase in future compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return on Plan assets	9.0%	9.5%	9.5%

In December 2002, we recognized an additional minimum pension liability as required under SFAS No. 87, “Employers’ Accounting for Pensions.” An additional pension liability may be required when the accumulated benefit obligation of the plan exceeds the fair value of plan assets. Under SFAS No. 87, we recorded an additional minimum pension liability of $682 million, ($531 million after netting the previously recognized prepaid pension asset associated with the nonunion plan), an intangible asset of $49 million and an other comprehensive loss of $632 million ($411 million after tax).

In January 2003, we made a $222 million cash contribution to our defined benefit retirement plan.

We also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. We match employee contributions up to certain predefined limits based upon eligible compensation, employee contributions and years of credited service. The cost of these plans was $20 million in 2002, $21 million in 2001 and $22 million in 2000.

Nonqualified Pension Benefit Plans

We maintain three supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. These plans provide for benefits that supplement those provided by Detroit Edison’s other retirement plans.

Net pension cost for the years ended December 31 includes the following components:

	2002	2001	2000

(in Millions)
Service Cost	$1	$1	$1
Interest Cost	2	2	1
Amortization of Net loss	1	—	—
Prior service cost	—	1	1
Special Termination Benefits (Note 5)	—	1	—

Net Pension Cost	$4	$5	$3

The table below reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as an accrued pension liability in the consolidated statement of financial position at December 31:

	2002	2001

(in Millions)
Accumulated Benefit Obligation at the End of the Period	$30	$24

Projected Benefit Obligation at the Beginning of the Period	$25	$21
Service Cost	1	1
Interest Cost	2	2
Actuarial Loss	5	1
Special Termination Benefits (Note 5)	—	1
Benefits Paid	(2)	(1)

Projected Benefit Obligation at the End of the Period	$31	$25

Plan Assets at Fair Value at the Beginning of the Period	$—	$—
Company Contributions	2	1
Benefits Paid	(2)	(1)

Plan Assets at Fair Value at the End of the Period	$—	$—

Funded Status of the Plans	$(31)	$(25)
Unrecognized Net loss	10	6
Prior service cost	3	3

Net Amount Recognized	$(18)	$(16)

Amount Recorded as:
Accrued Pension Liability	$(30)	$(16)
Accumulated Other Comprehensive Loss	9	—
Intangible Asset	3	—

	$(18)	$(16)

Assumptions used in determining the projected benefit obligation at December 31 are listed below:

	2002	2001	2000

Discount rate	6.75%	7.25%	7.5%
Annual increase in future compensation levels	4.0%	4.0%	4.0%

Under SFAS No. 87, we recorded an additional minimum pension liability of $12 million, an intangible asset of $3 million and an other comprehensive loss of $9 million ($6 million after tax).

Other Postretirement Benefits

We provide certain postretirement health care and life insurance benefits for some employees who may become eligible for these benefits while working for us. Our policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) trusts exist for union and nonunion employees.

Net postretirement cost for the years ended December 31 includes the following components:

	2002	2001	2000

(in Millions)
Service Cost	$25	$26	$22
Interest Cost	59	55	48
Expected Return on Plan Assets	(44)	(47)	(46)
Amortization of Net loss	2	1	—
Net transition obligation	19	20	20
Special Termination Benefits (Note 5)	—	27	—

Net Postretirement Cost	$61	$82	$44

The table below reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the consolidated statement of financial position at December 31:

	2002	2001

(in Millions)
Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$863	$751
Service Cost	25	26
Interest Cost	59	55
Actuarial Loss	233	57
Special Termination Benefits (Note 5)	—	27
Plan Amendments	—	(12)
Benefits Paid	(49)	(41)

Accumulated Postretirement Benefit Obligation at the End of the Period	$1,131	$863

Plan Assets at Fair Value at the Beginning of the Period	$475	$517
Actual Return on Plan Assets	(39)	(14)
Company Contributions	33	11
Benefits Paid	(44)	(39)

Plan Assets at Fair Value at the End of the Period	$425	$475

Funded Status of the Plans	$(706)	$(388)
Unrecognized
Net loss	475	160
Prior service cost	3	(12)
Net transition obligation	191	226

Accrued Postretirement Liability	$(37)	$(14)

Assumptions used in determining the projected benefit obligation at December 31 are listed below:

	2002	2001	2000

Discount rate	6.75%	7.25%	7.5%
Expected long-term rate of return on Plan assets	9.0%	9.5%	9.0%

Benefit costs were calculated assuming health care cost trend rates beginning at 10% for 2003 and decreasing to 5% in 2009 and thereafter for persons under age 65 and decreasing from 9% to 5% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $12 million. The accumulated benefit obligation would have increased by $89 million at December 31, 2002. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $10 million and would have decreased the accumulated benefit obligation by $79 million at December 31, 2002.

In 2003, we amended our postretirement health care and life insurance plans to reduce benefits, modify eligibility criteria and increase retiree co-pays. The changes reduced the postretirement benefit obligation by $68 million and the expected 2003 postretirement costs by $17 million. The reduction in postretirement benefit obligation and costs is not reflected in the previous tables.

NOTE 17 — RELATED PARTY TRANSACTIONS

We have transactions with affiliated companies to provide fuel supply services and power plant operation and maintenance services for the delivery of electric energy. Under a service agreement with DTE Energy, we provide corporate support services and various financial, auditing, tax, legal, treasury and cash management, human resources, information technology, regulatory and other services, which were billed to DTE Energy corporate. These administrative and general expenses along with interest and financing costs were then billed down to various subsidiaries of DTE Energy, including Detroit Edison. The net amount of such expenses allocated to Detroit Edison included in the consolidated statement of operations was $7 million in 2002 and $4 million in 2001.

We continue to bill and collect transmission revenues as currently authorized in its bundled distribution rates approved by the MPSC. International Transmission Company (ITC) provides transmission services to Detroit Edison and other non-affiliated customers. ITC billed Detroit Edison approximately $119 million during 2002 and $57 million in 2001 from June 1, 2001 for the costs of providing transmission services to utility customers.

As of December 31, 2002 and 2001, Detroit Edison reported net accounts payable due to affiliated companies of $73 million and $113 million, respectively.

NOTE 18 — SEGMENT AND RELATED INFORMATION

Beginning in 2002, we realigned our internal and external financial reporting structure into two strategic business units (Energy Resources — Power Generation and Energy Distribution — Power Distribution). Based on this structure we set strategic goals, allocate resources and evaluate performance.

Energy Resources includes the power generation services of Detroit Edison. Electricity is generated from our numerous fossil plants or our nuclear plant and sold throughout Southeastern Michigan to residential, commercial, industrial and wholesale customers.

Energy Distribution includes the power distribution services of Detroit Edison. Energy Distribution distributes electricity generated by Energy Resources to Detroit Edison’s 2.1 million residential, commercial and industrial customers.

Inter-segment revenues are not material. Financial data of the business segments follows:

(in Millions)
		Depreciation
	Operating	And	Interest	Income	Net	Total	Capital
	Revenue	Amortization	Expense	Taxes	Income	Assets	Expenditures

2002
Energy Resources	$2,711	$331	$184	$120	$241	$7,356	$395
Energy Distribution	1,343	246	127	58	115	4,049	290

Total	$4,054	$577	$311	$178	$356	$11,405	$685

2001
Energy Resources	$2,788	$385	$181	$83	$183	$7,260	$348
Energy Distribution	1,256	246	125	66	171	3,995	325
Merger and Restructuring Charges	—	—	—	(65)	(121)	—	—

Total	$4,044	$631	$306	$84	$233	$11,255	$673

2000
Energy Resources	$2,911	$468	$159	$120	$252	$7,085	$195
Energy Distribution	1,218	251	118	61	175	3,901	392
Merger and Restructuring Charges	—	—	—	(9)	(16)	—	—

Total	$4,129	$719	$277	$172	$411	$10,986	$587

NOTE 19 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

(in Millions, except per share amounts)
2002
Operating Revenues	$930	$962	$1,200	$962	$4,054
Operating Income	$226	$192	$240	$201	$859
Net Income	$92	$74	$105	$85	$356
2001
Operating Revenues	$1,024	$992	$1,121	$907	$4,044
Operating Income (Loss)	$246	$(47)	$199	$238	$636
Net Income (Loss)	$113	$(77)	$88	$109	$233

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

PART IV

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a — 14(c) and 15d - 14(d)) as of a date within 90 days before the filing of this annual report (Evaluation Date), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b)	Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date referenced in paragraph (a) above.

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.

(3)	Exhibits.

Exhibit
Number	Description

(i)	Exhibits filed herewith.

4-232	Supplemental Indenture dated as of December 1, 2002, establishing the 2002 Series C and 2002 Series D Mortgage Bonds.

12-19	Computation of Ratio of Earnings to Fixed Charges.

23-15	Consent of Deloitte & Touche LLP.

99-7	Chief Executive Officer Certification of Periodic Report.

99-8	Chief Financial Officer Certification of Periodic Report.

(ii)	Exhibits incorporated herein by reference

3(b)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999).

4(a)	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and First Chicago Trust Company of New York as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136.

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160.

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595.

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643.

June 30, 1982	Exhibit 4-30 to Registration No. 2 78941.

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674.

December 1, 1989	Exhibit 4-211 to Form 10-K for year ended December 31, 2000.

February 15, 1990	Exhibit 4-212 to Form 10-K for year ended December 31, 2000.

April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996.

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996.

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996.

February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998.

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998.

Exhibit
Number	Description

July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998.

November 30, 1992	Exhibit 213 to Form 10-K for year ended December 31, 2000.

January 1, 1993	Exhibit 4-131 to Registration No. 33-56496.

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998.

April 1, 1993	Exhibit 4-214 to Form 10-K for year ended December 31, 2000.

April 26, 1993	Exhibit 4-215 to Form 10-K for year ended December 31, 2000.

May 31, 1993	Exhibit 4-148 to Registration No. 33-64296.

June 30, 1993	Exhibit 4-216 to Form 10-K for year ended December 31, 2000 (1993 Series AP).

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H).

September 15, 1993	Exhibit 4-217 to Form 10-K for year ended December 31, 2000.

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-218 to Form 10-K for year ended December 31, 2000.

August 15, 1994	Exhibit 4-220 to Form 10-K for year ended December 31, 2000.

August 1, 1995	Exhibit 4-221 to Form 10-K for year ended December 31, 2000.

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999.

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999.

January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999.

April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000.

August 1, 2000	Exhibit 4-210 to Form 10-Q for quarter ended September 30, 2000.

March 15, 2001	Exhibit 4-222 to Form 10-Q for quarter ended March 31, 2001.

May 1, 2001	Exhibit 4-226 to Form 10-Q for quarter ended June 30, 2001.

August 15, 2001	Exhibit 4-227 to Form 10-Q for quarter ended September 30, 2001.

September 15, 2001	Exhibit 4-228 to Form 10-Q for quarter ended September 30, 2001.

September 17, 2002	Exhibit 4.1 to Registration No. 333-100000.

October 15, 2002	Exhibit 4-230 to Form 10-Q for quarter ended September 30, 2002.

4(b)	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c)	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d)	First Amendment, dated as of July, 2000, to the First Supplemental Indenture, dated as of June 30, 1993, to the Collateral Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-208 to Form 10-Q for quarter ended September 30, 2000).

4(e)	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(f)	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(g)	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(h)	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

Exhibit
Number	Description

4(i)	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998).

4(j)	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS (Exhibit 4-198 to Form 10-K for year ended December 31, 1998).

4(k)	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-207 to Form 10-Q for the quarter ended March 31, 2000).

4(l)	Ninth Supplemental Indenture, dated as October 10, 2001, establishing the 5.050% Senior Notes due 2005 and 6.125% Senior Notes due 2010 (Exhibit 4-229 to Form 10-Q for the quarter ended September 30, 2001)

4(m)	Tenth Supplemental Indenture, dated as of October 23, 2002, establishing the 5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032 (Exhibit 4-231 to Form 10-Q for the quarter ended September 30, 2002).

4(n)	Trust Agreement of Detroit Edison Trust I (Exhibit 4-9 to Detroit Edison Trust I’s registration statement on Form S-3 (File No. 333-100000)).

4(o)	Trust Agreement of Detroit Edison Trust II (Exhibit 4-10 to Detroit Edison Trust I’s registration statement on Form S-3 (File No. 333-100000)).

10(a)	Securitization Property Sale Agreement (Exhibit 10-42 to Form 10-Q for quarter ended March 31, 2001).

99(a)	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b)	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c)	Inter-Creditor Agreement (Exhibit 99-41 to Form 10-Q for quarter ended March 31, 2001).

99(d)	Amendment to Trade Receivables Purchase and Sale Agreement (Exhibit 99-42 to Form 10-Q for quarter ended March 31, 2001).

99(e)	Amended and Restated Trade Receivables Purchase and Sale Agreement (Exhibit 99-43 to Form 10-Q for quarter ended March 31, 2001).

99(f)	364-Day Credit Agreement dated as of October 25, 2002 ($135 million) (Exhibit 99-3 to Form 10-Q for quarter ended September 30, 2002).

99(g)	Three-Year Credit Agreement dated as of October 25, 2002($65 million) (Exhibit 99-4 to Form 10-Q for quarter ended September 30, 2002).

b)	Reports on Form 8-K.

On December 4, 2002, Detroit Edison filed a Report on Form 8-K, dated December 3, 2002, announcing a definitive agreement with affiliates of Kohlberg Kravis Roberts & Co. and Trimaran Capital Partners LLC providing for the sale of International Transmission Company (ITC), for approximately $610 million in cash.

DETROIT EDISON COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year Ending December 31,

	2002	2001	2000

(in Thousands)
Allowance for Doubtful Accounts (shown as Deduction from accounts receivable in the consolidated statement of financial position)
Balance at Beginning of Period	$27,300	$20,000	$20,000
Additions:
Charged to costs and expenses	23,656	22,510	18,219
Charged to other accounts(1)	8,520	11,846	3,677
Deductions(2)	(11,886)	(27,056)	(21,896)

Balance At End of Period	$47,590	$27,300	$20,000

Fermi 2 Refueling Outage Accrual (included in other current liabilities in the consolidated statement of financial position) Balance at Beginning of Period	$1,167	$9,789	$18,221
Charged to costs and expenses	25,340	12,837	14,002
Deductions(3)	(1,402)	(21,459)	(22,434)

Balance At End of Period	$25,105	$1,167	$9,789

(1)	Collection of accounts previously written off.

(2)	Non-collectible accounts written off.

(3)	Actual amounts paid during the refueling outage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON COMPANY

(Registrant)

Date: March 20, 2003	By	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR.

Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer

By	/s/ SUSAN M. BEALE

Susan M. Beale Director, Vice President and Corporate Secretary

By	/s/ DAVID E. MEADOR

David E. Meador Director

Date:	March 20, 2003

FORM 10-K CERTIFICATION

I, Anthony F. Earley, Jr., Chairman, President, Chief Executive and Chief Operating Officer of Detroit Edison Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Detroit Edison Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman, President, Chief Executive and Chief Operating Officer of Detroit Edison Company	Date: March 20, 2003

FORM 10-K CERTIFICATION

I, David E. Meador, Senior Vice President and Chief Financial Officer of Detroit Edison Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Detroit Edison Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR David E. Meador Senior Vice President and Chief Financial Officer of Detroit Edison Company	Date: March 20, 2003

10-K EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

4-232	Indenture

12-19	Computation of Ratio of Earnings to Fixed Charges

23-15	Consent of Deloitte & Touche LLP

99-7	Chief Executive Officer Certification of Periodic Report

99-8	Chief Financial Officer Certification of Periodic Report