Form 10-Q
period 2003-03-31
DETROIT EDISON CO
filed 2003-05-15
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission file number 1-2198

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

THE DETROIT EDISON COMPANY

(Exact name of registrant as specified in its charter)

Michigan	38-0478650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)

313-235-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No   [  ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes  [X]    No  [  ]

THE DETROIT EDISON COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2003

PAGE

DEFINITIONS	3
FORWARD-LOOKING STATEMENTS	4
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations	10
Consolidated Statement of Financial Position	11
Consolidated Statement of Cash Flows	13
Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income	14
Notes to Consolidated Financial Statements	15
Independent Accountants’ Report	20
Item 2. Management’s Narrative Analysis of Results of Operations	5
Item 4. Controls and Procedures	9
PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	21
SIGNATURE	22
CERTIFICATIONS	23

DEFINITIONS

Company	Detroit Edison Company and subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and Enterprises

Enterprises	DTE Enterprises Inc. (successor to MCN Energy), a wholly owned subsidiary of DTE Energy Company

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

MCN Energy	MCN Energy Group Inc. and subsidiary companies that were merged into Enterprises

MichCon	Michigan Consolidated Gas Company and subsidiary companies

MPSC	Michigan Public Service Commission

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity and gas.

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers;

•	economic climate and growth in the geographic areas where we do business;

•	environmental issues, including changes in the climate, and regulations;

•	nuclear regulations and risks associated with nuclear operations;

•	implementation of electric Customer Choice programs;

•	implementation of electric restructuring in Michigan;

•	employee relations;

•	unplanned outages;

•	capital market conditions and access to capital markets and other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost of fuel and purchased power;

•	effects of competition;

•	impact of FERC and MPSC proceedings and regulations;

•	changes in federal or state tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	ability to recover costs through rates;

•	property insurance;

•	the cost of protecting assets against or damage due to terrorism; and

•	changes in accounting standards and financial reporting regulations.

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

THE DETROIT EDISON COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

Our earnings for the 2003 first quarter were $15 million compared to earnings of $92 million for the 2002 first quarter. The comparability of earnings was impacted by the adoption of a new accounting rule in the 2003 first quarter. As required by generally accepted accounting principles, we adopted a new accounting rule for asset retirement obligations as discussed in Note 2. The cumulative effect of adopting this new accounting rule was to reduce 2003 first quarter earnings by $6 million. Results for the current quarter were also affected by a $14 million net of tax loss on the sale of our steam heating business in January 2003.

Detroit Edison has the following two reportable segments.

ENERGY RESOURCES

Power Generation

The power generation plants of Detroit Edison comprise our regulated power generation business. Detroit Edison’s numerous fossil plants, hydroelectric pumped storage plant and its nuclear plant generate electricity that is sold principally throughout Michigan and the Midwest to residential, commercial, industrial and wholesale customers.

Power Generation earnings declined $40 million during the 2003 first quarter reflecting lower gross margins due to higher fuel and purchased power costs and lost margins from customers participating in the electric Customer Choice program. The higher purchased power costs reflect unfavorable energy market prices in 2003 and lower plant availability. As a result of the electric Customer Choice program, Detroit Edison lost 9% of retail sales in the 2003 first quarter. To partially offset the impact of these lost margins, Detroit Edison recorded a $6 million regulatory asset representing stranded costs that are recoverable under Michigan legislation. The lower earnings were also attributed to higher operation and maintenance expense due to employee pension and health care benefit costs and expenses due to the timing of planned reliability and maintenance work done to improve the production and availability of the generation fleet.

	Three Months Ended
	March 31

(in Millions)	2003	2002

Operating Revenues	$617	$617
Fuel and Purchased Power	240	199

Gross Margin	377	418
Operation and Maintenance	183	138
Depreciation and Amortization	73	86
Taxes other than Income	43	40

Operating Income	78	154
Other (Income) and Deductions	39	56
Income Tax Provision	(14)	(33)

Net Income	$25	$65

Operating Income as a Percent of Operating Revenues	13%	25%

System output and average fuel and purchased power costs were as follows:

	Three Months Ended
	March 31

(in Thousands of MWh)	2003	2002

Power generated and purchased
Power plant generation
Fossil	9,134	9,111
Nuclear	2,248	2,290

	11,382	11,401
Purchased power	1,888	1,640

System output	13,270	13,041

Average unit cost ($/MWh)
Generation (1)	$13.29	$12.09

Purchased Power (2)	$40.67	$30.10

Overall Average Unit Cost	$17.19	$14.34

(1)  Represents fuel costs associated with power plants.

(2)  The average purchased power amounts include hedging activities.

Outlook – We expect electric restructuring to continue resulting in increased customer choice in the retail electric generation business. As a result of customers choosing to participate in the electric Customer Choice program, Detroit Edison lost 6% of retail sales in 2002 and estimates losing 10% to 13% of such sales in 2003. Unrecovered generation fixed costs due to electric Customer Choice are allowed for future recovery under Michigan legislation. As a result, Detroit Edison recorded a regulatory asset relating to stranded costs during the first quarter of 2003 and anticipates recording additional regulatory assets during the balance of 2003. The regulatory asset will be subject to review by the MPSC in future regulatory proceedings, and we cannot predict the outcome of this matter. See Note 4 – Regulatory Matters.

The June 2000 Michigan legislation imposed a rate freeze for all classes of customers through 2003. In addition, the MPSC determined that adjusting rates for changes in fuel and purchased power through continuance of the Power Supply Cost Recovery (PSCR) clause would be inconsistent with the rate freeze, therefore the MPSC suspended the PSCR clause. It is unclear at this time whether the PSCR clause will be suspended beyond 2003. Detroit Edison expects to file a rate case in the second quarter of 2003 addressing this and other issues.

Future operating results are expected to vary as a result of factors such as regulatory proceedings, weather, changes in economic conditions and the level of customer participation in the electric Customer Choice program.

ENERGY DISTRIBUTION

Power Distribution

Power Distribution includes the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

Power Distribution earnings decreased $31 million during the 2003 first quarter due to a net of tax loss of $14 million on the sale of our unprofitable steam heating business (Note 3) and to higher operation and maintenance expenses, partially offset by higher operating revenues. The increased operation and maintenance expenses are attributable to higher employee pension and health care benefit costs and increased costs associated with customer service process improvements, partially offset by lower storm expenses in the 2003 first quarter as compared to the 2002 first quarter.

	Three Months Ended
	March 31

(in Millions)	2003	2002

Operating revenues	$320	$313
Fuel and Purchased Power	7	9
Operation and Maintenance	183	139
Depreciation and Amortization	62	62
Taxes other than Income	30	31

Operating Income	38	72
Other (Income) and Deductions	44	32
Income Tax Benefit (Provision)	2	(13)

Net Income (Loss)	$(4)	$27

Operating Income as a Percent of Operating Revenues	12%	23%

	Three Months Ended
	March 31
Electric Deliveries
(in Thousands of MWh)	2003	2002

Residential	3,856	3,720
Commercial	4,126	4,342
Industrial	3,085	3,332
Wholesale	576	542
Other	107	112

	11,750	12,048
Electric Customer Choice	1,284	881

Total Electric Sales and Deliveries	13,034	12,929

Outlook – Regulated electric system deliveries are expected to continue to increase in 2003 due to continued territory and economic growth. Operating results are expected to vary as a result of various external factors such as weather, changes in economic conditions and the severity and frequency of storms. As previously discussed, Detroit Edison expects to file a rate case in the second quarter of 2003 to address future operating costs and other issues.

In April 2003, a catastrophic ice storm in our service territory resulted in over 400,000 customers losing power and more than 3,300 downed power lines. Restoration expenses will reduce second quarter 2003 net of tax earnings by approximately $15 million. We expect the impact of the storm will be partially offset by the avoidance of other costs throughout the remainder of the year.

CAPITAL RESOURCES AND LIQUIDITY

	Three Months
	March 31

(in Millions)	2003	2002

Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income, depreciation and amortization and deferred taxes	$285	$300
Pension contribution	(222)	—
Working capital and other	(224)	(349)

	(161)	(49)
Investing activities	(54)	(134)
Financing activities	195	(15)

Net Decrease in Cash and Cash Equivalents	$(20)	$(198)

Operating Activities

Net cash used for operating activities increased $112 million during the 2003 first quarter as compared to the same 2002 period. The increase reflects a decline of $15 million in net income, after adjusting for non-cash items (depreciation and amortization and deferred taxes) and a $97 million decrease in working capital and other requirements. The decrease in working capital requirements is primarily due to an increase in accounts payable balances in 2003 and a reduction in fuel inventories. We also contributed $222 million of cash to our pension plan in 2003.

Investing Activities

Net cash relating to investing activities improved $80 million in the 2003 first quarter as compared to the same 2002 period. The improvement is attributed to decreases in cash contractually designated for debt service and other investments, partially offset by an increase in plant and equipment expenditures.

Financing Activities

Net cash from financing activities increased $210 million during the 2003 first quarter as compared to the same 2002 period. The increase is primarily attributed to higher notes payable to affiliates and a cash infusion from its parent company, partially offset by an increase in redemptions of long-term debt.

ENVIRONMENTAL MATTERS

EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will continue to impact us. Detroit Edison spent approximately $488 million through March 2003 and estimates that it will incur approximately $300 to $400 million of future capital expenditures over the next five to eight years to comply with the existing air quality standards. We expect to file a rate case during 2003 to securitize costs we have incurred to comply with these standards.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – New Accounting Pronouncements for discussion of new accounting pronouncements.

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a – 14(c) and 15d – 14(d)) as of a date within 90 days before the filing of this quarterly report, and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b)	Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date referenced in paragraph (a) above.

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31

(in Millions)	2003	2002

Operating Revenues	$937	$930

Operating Expenses
Fuel and purchased power	247	208
Operation and maintenance	366	277
Depreciation and amortization	135	148
Taxes other than income	73	71

	821	704

Operating Income	116	226

Other (Income) and Deductions
Interest expense	75	78
Interest income	—	(1)
Other income	(11)	(5)
Other expense	19	16

	83	88

Income Before Income Taxes	33	138
Income Tax Provision	12	46

Income Before Accounting Change	21	92
Cumulative Effect of Accounting Change	(6)	—

Net Income	$15	$92

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31
	2003	December 31
(in Millions)	(Unaudited)	2002

Assets
Current Assets
Cash and cash equivalents	$16	$36
Restricted cash	45	131
Accounts receivable
Customer (less allowance for doubtful accounts of $52 and $48, respectively)	355	325
Accrued unbilled revenues	147	177
Other	95	142
Inventories
Fuel	100	126
Materials and supplies	131	130
Property taxes assessed to future periods	61	—
Other	162	14

	1,112	1,081

Investments
Nuclear decommissioning trust funds	423	417
Other	26	82

	449	499

Property
Property, plant and equipment	12,477	12,121
Less accumulated depreciation	(5,446)	(5,324)

	7,031	6,797

Other Assets
Regulatory assets (Notes 2 and 4)	2,011	1,143
Securitized regulatory assets	1,591	1,613
Other	136	128

	3,738	2,884

Total Assets	$12,330	$11,261

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31
	2003	December 31
(in Millions, Except Shares)	(Unaudited)	2002

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$175	$238
Accrued interest	56	83
Dividends payable	74	74
Accrued payroll	16	24
Notes payable to affiliates	408	—
Income taxes	61	30
Current portion long-term debt, including capital leases	115	319
Other	268	328

	1,173	1,096

Other Liabilities
Deferred income taxes	1,812	1,501
Asset retirement obligations (Note 2)	784	—
Unamortized investment tax credit	143	146
Nuclear decommissioning	54	416
Accrued pension liability	358	561
Other	521	484

	3,672	3,108

Long-Term Debt
Mortgage bonds, notes and other	3,214	3,270
Securitization bonds	1,539	1,585
Capital lease obligations	79	80

	4,832	4,935

Contingencies (Note 4)
Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 134,287,832 shares issued and outstanding	1,343	1,343
Premium on common stock	677	507
Common stock expense	(44)	(44)
Retained earnings	676	735
Accumulated other comprehensive income (loss)	1	(419)

	2,653	2,122

Total Liabilities and Shareholder’s Equity	$12,330	$11,261

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31

(in Millions)	2003	2002

Operating Activities
Net Income	$15	$92
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	135	147
Deferred income taxes	135	61
Loss on sale of assets	3	—
Cumulative effect of accounting change	6	—
Changes in assets and liabilities, exclusive of changes Shown separately (Note 1)	(455)	(349)

Net cash used for operating activities	(161)	(49)

Investing Activities
Plant and equipment expenditures	(178)	(145)
Proceeds from sales of assets	2	—
Restricted cash for debt redemptions	86	44
Other investments	36	(33)

Net cash used for investing activities	(54)	(134)

Financing Activities
Redemption of long-term debt	(307)	(71)
Notes payable to affiliates	408	131
Capital contribution by parent company	170	—
Dividends on common stock	(74)	(74)
Other	(2)	(1)

Net cash from (used for) financing activities	195	(15)

Net Decrease in Cash and Cash Equivalents	(20)	(198)
Cash and Cash Equivalents at Beginning of the Period	36	215

Cash and Cash Equivalents at End of the Period	$16	$17

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

			Premium			Accumulated
	Common Stock		on	Common		Other
(Dollars in Millions,			Common	Stock	Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Stock	Expense	Earnings	Loss	Total

Balance, December 31, 2002	134,288	$1,343	$507	$(44)	$735	$(419)	$2,122

Net income	—	—	—	—	15	—	15
Dividends declared on Common stock	—	—	—	—	(74)	—	(74)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	3	3
Pension obligation ( Note 4)	—	—	—	—	—	417	417
Capital contribution by parent company	—	—	170	—	—	—	170

Balance, March 31, 2003	134,288	$1,343	$677	$(44)	$676	$1	$2,653

The following table displays comprehensive income for the three-month periods in 2003 and 2002:

(in Millions)	2003	2002

Net income	$15	$92

Other comprehensive income, net of tax:
Net unrealized income on derivatives:
Gains arising during the period, net of taxes of $3	5	—
Amounts reclassified to earnings, net of taxes of $(1) and $2, respectively	(2)	3

	3	3
Pension obligation, net of taxes of $224 (Note 4)	417	—

Comprehensive income	$435	$95

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – GENERAL

These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the 2002 Annual Report to the Securities and Exchange Commission on Form 10-K.

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

The consolidated financial statements are unaudited, but in our opinion include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

We reclassified some prior year balances to match the current year’s presentation.

Consolidated Statement of Cash Flows

We consider investments purchased with a maturity of three months or less to be cash equivalents. Cash contractually designated for debt service is classified as restricted cash.

	Three Months Ended
	March 31

(in Millions)	2003	2002

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(40)	$(1)
Accrued unbilled receivables	30	(4)
Inventories	24	(6)
Accrued pensions	(204)	(47)
Accounts payable	(61)	(34)
Income taxes payable	(18)	(58)
General taxes	(9)	(19)
Risk management and trading activities	(5)	(6)
Other	(172)	(174)

	$(455)	$(349)

Other cash and non-cash investing and financing activities for the three months ended March 31 were as follows:

	Three Months Ended
	March 31

(in Millions)	2003	2002

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$101	$102
Income taxes paid	32	55

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations -On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred. It applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and (or) the normal operation of a long-lived asset. When a new liability is recorded, an entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

We have identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and 2 nuclear plants. We believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

As a result of adopting SFAS No. 143, we recorded a plant asset of $278 million with offsetting accumulated depreciation of $103 million, a retirement obligation liability of $771 million and reversed previously recognized obligations of $366 million. We also recorded a cumulative effect amount related to regulated operations as a regulatory asset of $221 million, and a cumulative effect charge against earnings of $6 million (net of taxes of $3 million).

The impact on the first quarter of 2003 of SFAS No. 143 and the pro-forma effect for the first quarter of 2002 as if SFAS No. 143 had been adopted at January 1, 2002 are immaterial.

A reconciliation of the asset retirement obligation for the first quarter of 2003 follows:

(In Millions)
Asset Retirement Obligation at January 1, 2003	$771
Accretion	13

Asset Retirement Obligation at March 31, 2003	$784

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

NOTE 3 – DISPOSITION OF STEAM HEATING BUSINESS

In January 2003, we sold Detroit Edison’s steam heating business to Thermal Ventures II, LLP. This disposition is consistent with DTE Energy’s strategy to divest non-strategic assets. Due to the continuing involvement of Detroit Edison in the steam heating business, including the commitment to purchase $176 million in steam for resale through 2008, fund certain capital improvements and guarantee the buyer’s credit facility, we recorded a net of tax loss of $14 million in the first quarter of 2003. As a result of our continuing involvement, this transaction is not considered a sale for accounting purposes. The steam heating business had assets of $6 million at December 31, 2002, and net losses of $12 million in 2002, net income of $3 million in 2001 and a net loss of $18 million in 2000.

NOTE 4 – REGULATORY MATTERS

Electric Industry Restructuring

Electric Rates, Customer Choice and Stranded Costs - In June 2000, PA 141 became effective. PA 141 provided Detroit Edison with the right to recover stranded costs, codified and established January 1, 2002 as the date for full implementation of the MPSC’s existing electric Customer Choice program, and required the MPSC to reduce residential electric rates by 5%. At that time, Public Act 142 (PA 142) also became effective. PA 142 provided for the recovery through securitization of “qualified costs” which consist of an electric utility’s regulatory assets, plus various costs, associated with, or resulting from, the establishment of a competitive electric market and the issuance of securitization bonds.

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

In May 2002, Detroit Edison submitted its 2002 net stranded cost filing with the MPSC. The filing provides refinements to the MPSC Staff’s calculation of net stranded costs that was adopted in the December 2001 order, seeks more timely recovery of net stranded costs, and addresses issues raised by the continuation of securitization offsets and rate reduction equalization credits. Detroit Edison’s filing supports the following conclusions: (i) Detroit Edison had no net stranded costs in 2000 and $13 million of recoverable net stranded costs attributable to electric Customer Choice in 2001; (ii) Detroit Edison requested recovery of 2001 net stranded costs through the use of excess securitization savings; (iii) Detroit Edison expects to incur additional net stranded costs in 2002 and 2003 as a result of increased electric Customer Choice participation; and (iv) Detroit Edison recommended that a pro-forma or forward looking transition charge be approved for billing during the remainder of 2002 and for 2003 to eliminate the time lag between the occurrence and recovery of net stranded costs inherent in the methodology approved in the December 2001 order. In November 2002, the MPSC Staff and other interveners submitted their 2002 net stranded cost filings. In the fourth quarter of 2002, Detroit Edison recorded a regulatory asset of $21 million representing 2002 net stranded costs and the deferral of environmental expenditures recoverable under PA 141. The effect of recording the regulatory asset increased 2002 earnings by $13 million, net of taxes. In the first quarter of 2003, Detroit Edison recorded a regulatory asset of $12 million representing net stranded costs and the deferral of environmental expenditures recoverable under PA 141, which increased after tax earnings by $8 million. The MPSC has not yet acted upon this Detroit Edison filing.

Minimum Pension Liability

In December 2002, we recorded an additional minimum pension liability as required under SFAS No. 87, “Employers’ Accounting for Pensions,” with offsetting amounts to an intangible asset and other comprehensive income. During the first quarter of 2003, the MPSC Staff provided an opinion that the MPSC’s traditional rate setting process allowed for the recovery of pension costs as measured by SFAS No. 87. Based on the MPSC Staff discussions, management believes that it will be allowed to recover in rates the minimum pension liability associated with its regulated operations. Accordingly, we reclassified approximately $641 million ($417 million net of tax) of other comprehensive loss associated with the minimum pension liability to a regulatory asset as of March 31, 2003.

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the company.

NOTE 5 – CONTINGENCIES

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

See Note 4 for a discussion of contingencies related to Regulatory Matters.

NOTE 6 – SEGMENT INFORMATION

Detroit Edison has the following two reportable segments. Inter-segment revenues are not material.

	Three Months Ended
	March 31

(in Millions)	2003	2002

Operating Revenues
Energy Resources	$617	$617
Energy Distribution	320	313

	$937	$930

Net Income
Energy Resources	$25	$65
Energy Distribution	(4)	27
Cumulative Effect of Accounting Change	(6)	—

	$15	$92

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations, cash flows and changes in shareholders' equity and comprehensive income for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of The Detroit Edison Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in shareholder’s equity for the year then ended (not presented herein); and in our report dated February 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 2, 2003

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Number	Description

4-233	Eleventh Supplemental Indenture dated December 1, 2002, Supplementing the Collateral Trust Indenture dated as of June 30,1993 providing for 5.45% Senior Notes Due 2032 and 5.25% Senior Notes Due 2032

15-23	Awareness Letter of Deloitte & Touche LLP

99-9	Chief Executive Officer Certification of Periodic Report

99-10	Chief Financial Officer Certification of Periodic Report

(b)	Reports on Form 8-K.

We filed a report on Form 8-K during the first quarter ended March 31, 2003, dated February 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date: May 14, 2003	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr.	Date: May 14, 2003
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR David E. Meador	Date: May 14, 2003
Senior Vice President and
Chief Financial Officer of
The Detroit Edison Company

The Detroit Edison Company
Quarterly Report on Form 10-Q for Quarter Ended March 31, 2003
File No.1-2198

Exhibit Index

Exhibit
Number	Description

4-233	Eleventh Supplemental Indenture dated December 1, 2002, Supplementing the Collateral Trust Indenture dated as of June 30,1993 providing for 5.45% Senior Notes Due 2032 and 5.25% Senior Notes Due 2032

15-23	Awareness Letter of Deloitte & Touche LLP

99-9	Chief Executive Officer Certification of Periodic Report

99-10	Chief Financial Officer Certification of Periodic Report