Form 10-Q
period 2003-06-30
DETROIT EDISON CO
filed 2003-08-14
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes ☐ No ☒

Definitions
Forward-Looking Statements
Part I-Financial Information
Item 2. Management’s Narrative Analysis of Results of Operations
Item 4. Controls and Procedures
Item 1. Financial Statements
Consolidated Statement of Operations
Consolidated Statement of Financial Position
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income
Notes to Consolidated Financial Statements
Independent Accountants’ Report
Part II-Other Information
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature
Awareness Letter of Deloitte & Touche LLP
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer
Amended Trade Receivables Purchase & Sale Agrmnt
Amended Trade Receivables Purchase & Sale Agrmnt

The Detroit Edison Company

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2003

PAGE

Definitions	3

Forward-Looking Statements	4

Part I — Financial Information

Item 1.	Financial Statements

	Consolidated Statement of Operations	11

	Consolidated Statement of Financial Position	12

	Consolidated Statement of Cash Flows	14

	Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income	15

	Notes to Consolidated Financial Statements	16

	Independent Accountants’ Report	22

Item 2.	Management’s Narrative Analysis of Results of Operations	5

Item 4.	Controls and Procedures	10

Part II — Other Information

Item 1.	Legal Proceedings	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signature	25

DEFINITIONS

Company	Detroit Edison Company and subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and Enterprises

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

MCN Energy	MCN Energy Group Inc. and subsidiary companies that were merged into Enterprises

MichCon	Michigan Consolidated Gas Company and subsidiary companies

MPSC	Michigan Public Service Commission

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity and gas.

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

New factors emerge from time to time. We cannot predict what factors may arise or how such factors may cause our results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Detroit Edison Company
Management’s Narrative Analysis of Results of Operations

RESULTS OF OPERATIONS

The Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

We had income of $30 million in the 2003 second quarter compared to income of $74 million for the 2002 second quarter. For the six-month period, our income was $45 million compared to income of $167 million for the comparable 2002 period. Lower income was due to reduced revenues, higher operation and maintenance expenses and increased fuel and purchased power costs. The comparability of earnings for the six-month period was also impacted by the adoption of a new accounting rule in the 2003 first quarter. As required by generally accepted accounting principles, on January 1, 2003, we adopted a new accounting rule for asset retirement obligations as discussed in Note 2. The cumulative effect of adopting this new accounting rule was to reduce the 2003 six-month period earnings by $6 million. Results for the six-month period were also affected by a $14 million net of tax loss on the sale of our steam heating business in January 2003.

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

Power Generation earnings declined $10 million during the 2003 second quarter and $50 million in the 2003 six-month period reflecting lower gross margins driven by decreased cooling demand due to mild weather and lost margins from customers participating in the electric Customer Choice program. As a result of the electric Customer Choice program, Detroit Edison lost 12% of retail sales in 2003. To partially offset the impact of these lost margins, Detroit Edison recorded a $6 million increase in regulatory assets in both the 2003 first and second quarters representing stranded costs that are recoverable under Michigan legislation. The lower earnings were also attributed to higher fuel unit costs, higher employee pension and health care benefit costs and expenses due to the timing of planned reliability and maintenance work done to improve the production and availability of the generation fleet. Operation and maintenance expense in the 2003 second quarter was favorably affected by adjustments recorded that reduced accruals for employee incentive awards due to expected lower 2003 operating performance. Depreciation and amortization expenses reflect the income effect of recording regulatory assets representing net stranded costs and the deferral of other costs recoverable under Public Act 141.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

(in Millions)
Operating Revenues	$589	$660	$1,206	$1,277
Fuel and Purchased Power	224	243	465	443

Gross Margin	365	417	741	834
Operation and Maintenance	158	175	341	312
Depreciation and Amortization	61	76	134	161
Taxes other than Income	38	36	81	77

Operating Income	108	130	185	284
Other (Income) and Deductions	37	44	77	101
Income Tax Provision	25	30	37	62

Net Income	$46	$56	$71	$121

Operating Income as a Percent of Operating Revenues	18%	20%	15%	22%

System output and average fuel and purchased power costs were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

(in Thousands of MWh)
Power generated and purchased
Power plant generation
Fossil	9,207	9,519	18,341	18,630
Nuclear	1,301	2,334	3,549	4,624
Purchased power	1,843	2,178	3,731	3,818

System output	12,351	14,031	25,621	27,072

Average unit cost ($/MWh)
Generation (1)	$13.56	$12.64	$13.42	$12.41

Purchased power (2)	$35.26	$37.77	$34.48	$34.48

Overall Average Unit Cost	$16.80	$16.17	$17.00	$15.29

(1)	Represents fuel costs associated with power plants.
(2)	The average purchased power amounts include hedging activities.

Outlook — We expect electric restructuring to continue resulting in increased customer choice in the retail electric generation business. As a result of customers choosing to participate in the electric Customer Choice program, Detroit Edison lost 6% of retail sales in 2002 and estimates losing up to 13% of such sales in 2003. Unrecovered generation-related fixed costs due to electric Customer Choice are recoverable under Michigan legislation as determined by the MPSC. As a result, Detroit Edison recorded an increased regulatory asset relating to stranded costs during the first half of 2003. There are a number of variables and estimates that impact the level of recoverable stranded costs, including weather, sales mix and wholesale prices. As a result, our estimate of stranded costs could increase or decrease in future periods. The regulatory asset will be subject to review by the MPSC in future regulatory proceedings, and we cannot predict the outcome of this matter. See Note 4 — Regulatory Matters.

The June 2000 Michigan legislation imposed a rate freeze for all classes of customers through 2003. In addition, the MPSC determined that adjusting rates for changes in fuel and purchased power through continuance of the Power Supply Cost Recovery (PSCR) clause would be inconsistent with the rate freeze, therefore the MPSC suspended the PSCR clause. It is unclear at this time whether the PSCR clause will remain suspended beyond 2003. Detroit Edison filed a rate case in June 2003 addressing this and other issues. We cannot predict the outcome of this matter. See Note 4 — Regulatory Matters.

Future operating results are expected to vary as a result of factors such as regulatory proceedings, weather, changes in economic conditions and the level of customer participation in the electric Customer Choice program.

ENERGY DISTRIBUTION

Power Distribution

Power Distribution is comprised of the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

Power Distribution earnings decreased $34 million during the 2003 second quarter and $66 million in the 2003 six-month period. Results were affected by a catastrophic ice storm that resulted in over 400,000 customers losing power. Restoration costs associated with the ice storm reduced after tax earnings by approximately $25 million, net of insurance. Both periods were also impacted by higher operation and maintenance expenses and reduced electric deliveries and operating revenues due to milder weather. The increased operation and maintenance expenses are attributable to higher employee pension and healthcare benefit costs and increased costs associated with customer service process improvements. Results for the 2003 six-month period also reflect a net of tax loss of $14 million on the sale of our unprofitable steam heating business (Note 3).

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

(in Millions)
Operating Revenues	$281	$302	$601	$615
Fuel and Purchased Power	2	3	9	12
Operation and Maintenance	186	146	368	285
Depreciation and Amortization	62	62	125	124
Taxes other than Income	27	29	56	60

Operating Income	4	62	43	134
Other (Income) and Deductions	29	35	73	66
Income Tax Benefit (Provision)	9	(9)	10	(22)

Net Income (Loss)	$(16)	$18	$(20)	$46

Operating Income as a Percent of Operating Revenues	1%	21%	7%	22%

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
Electric Deliveries
(in Thousands of MWh)
Residential	3,243	3,527	7,098	7,247
Commercial	3,962	4,718	8,088	9,060
Industrial	3,134	3,537	6,219	6,869
Wholesale	550	550	1,126	1,092
Other	89	85	196	197

	10,978	12,417	22,727	24,465
Electric Choice	1,844	761	3,051	1,642

Total Electric Sales and Deliveries	12,822	13,178	25,778	26,107

Outlook — Regulated electric system deliveries are expected to increase in the remainder of 2003 due to continued territory and economic growth. Operating results are expected to vary as a result of external factors such as weather, changes in economic conditions and the severity and frequency of storms. As previously mentioned, Detroit Edison filed a rate case in June 2003 to address future operating costs and other issues.

In July 2003, a catastrophic windstorm in our service territory resulted in over 190,000 customers losing power. We incurred restoration costs totaling approximately $20 million, and a substantial portion of such costs are covered by storm insurance.

CAPITAL RESOURCES AND LIQUIDITY

	Six Months Ended
	June 30

	2003	2002
(in Millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income, depreciation and amortization and deferred taxes	$420	$445
Pension contribution	(222)	—
Working capital and other	(159)	(236)

	39	209
Investing activities	(262)	(363)
Financing activities	198	(41)

Net Decrease in Cash and Cash Equivalents	$(25)	$(195)

Operating Activities

Net cash from operating activities decreased $170 million during the 2003 six-month period as compared to the same 2002 period. The decrease reflects a decline of $25 million in net income, after adjusting for non-cash items (depreciation and amortization and deferred taxes) and a $145 million increase in working capital and other requirements. The increase in working capital requirements is primarily due to a decrease in accounts payable balances in 2003. We also contributed $222 million of cash to our pension plan in 2003.

Investing Activities

Net cash relating to investing activities improved $101 million in the 2003 six-month period as compared to the same 2002 period. The improvement is attributed to decreases in cash contractually designated for debt service and other investments, partially offset by an increase in plant and equipment expenditures.

Financing Activities

Net cash from financing activities increased $239 million during the 2003 six-month period as compared to the same 2002 period. The increase is primarily attributed to higher notes payable to affiliates and a cash infusion from its parent company, partially offset by an increase in redemptions of long-term debt.

ELECTRIC CUSTOMER CHOICE PROGRAM

The electric Customer Choice program as originally structured in Michigan anticipated an eventual transition to a totally competitive environment where customers would be charged market-based rates for their electricity. Various developments in the energy industry have caused the deregulation of electric generation to proceed at a much slower rate. As a result, Detroit Edison’s rates continue to be regulated by the MPSC. This continued regulation has hindered Detroit Edison’s ability to retain customers that are choosing alternative suppliers under the electric Customer Choice program. Detroit Edison’s results have been unfavorably impacted by the lack of full recovery of lost margins and other costs associated with the electric Customer Choice program. Although the MPSC has encouraged a collaborative process to address issues relating to customer choice, they continue to delay finalizing a mechanism to provide for the recovery of stranded costs. Detroit Edison has been an active participant in this collaborative process. However, efforts to date have not been effective in resolving the issue of the recovery of stranded costs. Detroit Edison has addressed this issue in its June 2003 rate filing and is also considering a legislative solution to this problem later this year. The continued delay in the timely and full recovery of stranded costs unfavorably impacts operating results.

ENVIRONMENTAL MATTERS

EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will continue to impact us. Detroit Edison spent approximately $500 million through June 2003 and estimates that it will incur approximately $300 to $400 million of future capital expenditures over the next five to eight years to comply with the existing air quality standards. Recovery of these costs is included in our June 2003 electric rate case. In addition, we maintain the option to securitize these costs after the completion of this rate case.

The Environmental Protection Agency (EPA) initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. The EPA has not initiated proceedings against Detroit Edison. The United States District Court for the Southern District of Ohio Eastern Division issued a decision on August 7, 2003 finding Ohio Edison in violation of the new source provisions of the Clean Air Act. If the Court’s decision is upheld, the electric utility industry could be required to invest substantial amounts in pollution control equipment. We cannot predict the future impact of this issue upon Detroit Edison.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 — New Accounting Pronouncements for discussion of new accounting pronouncements.

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a – 15(e) and 15d – 15(e)) as of the end of the period covered by this report, and have concluded that, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b)	Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls.

The Detroit Edison Company
Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
(in Millions)
Operating Revenues	$870	$962	$1,807	$1,892

Operating Expenses
Fuel and purchased power	226	246	474	455
Operation and maintenance	343	321	709	597
Depreciation and amortization	124	138	259	285
Taxes other than income	65	65	137	137

	758	770	1,579	1,474

Operating Income	112	192	228	418

Other (Income) and Deductions
Interest expense	71	78	146	156
Interest income	—	—	—	(1)
Other income	(22)	(6)	(33)	(12)
Other expenses	17	7	37	24

	66	79	150	167

Income Before Income Taxes	46	113	78	251
Income Tax Provision	16	39	27	84

Income Before Accounting Change	30	74	51	167
Cumulative Effect of Accounting Change	—	—	(6)	—

Net Income	$30	$74	$45	$167

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	June 30
	2003	December 31
	(Unaudited)	2002

(in Millions)
Assets
Current Assets
Cash and cash equivalents	$11	$36
Restricted cash	86	131
Accounts receivable
Customer (less allowance for doubtful accounts of $54 and $48, respectively)	316	325
Accrued unbilled revenues	170	177
Other	119	142
Inventories
Fuel	113	126
Materials and supplies	126	130
Property taxes assessed to future periods	23	—
Other	123	14

	1,087	1,081

Investments
Nuclear decommissioning trust funds	466	417
Other	25	82

	491	499

Property
Property, plant and equipment	12,516	12,121
Less accumulated depreciation	(5,450)	(5,324)

	7,066	6,797

Other Assets
Regulatory assets (Notes 2 and 4)	2,003	1,143
Securitized regulatory assets	1,571	1,613
Other	136	128

	3,710	2,884

Total Assets	$12,354	$11,261

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	June 30
	2003	December 31
	(Unaudited)	2002

(in Millions, Except Shares)
Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$162	$238
Accrued interest	78	83
Dividends payable	74	74
Accrued payroll	25	24
Short-term borrowings	200	—
Notes payable to affiliates	392	—
Income taxes	53	30
Current portion long-term debt, including capital leases	114	319
Other	233	328

	1,331	1,096

Other Liabilities
Deferred income taxes	1,801	1,501
Asset retirement obligations (Note 2)	796	—
Unamortized investment tax credit	140	146
Nuclear decommissioning	59	416
Accrued pension liability	365	561
Other	528	484

	3,689	3,108

Long-Term Debt
Mortgage bonds, notes and other	3,110	3,270
Securitization bonds	1,539	1,585
Capital lease obligations	77	80

	4,726	4,935

Contingencies (Notes 4 and 5)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 134,287,832 shares issued and outstanding	1,343	1,343
Premium on common stock	677	507
Common stock expense	(44)	(44)
Retained earnings	632	735
Accumulated other comprehensive loss	—	(419)

	2,608	2,122

Total Liabilities and Shareholder’s Equity	$12,354	$11,261

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30

	2003	2002

(in Millions)
Operating Activities
Net Income	$45	$167
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	259	285
Deferred income taxes	116	(7)
Loss on sale of assets	3	—
Cumulative effect of accounting change	6	—
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(390)	(236)

Net cash from operating activities	39	209

Investing Activities
Plant and equipment expenditures	(320)	(313)
Proceeds from sales of assets	2	—
Restricted cash for debt redemptions	45	(6)
Other investments	11	(44)

Net cash used for investing activities	(262)	(363)

Financing Activities
Redemption of long-term debt	(411)	(87)
Short-term borrowings, net	200	200
Notes payable to affiliates	392	—
Capital contribution by parent company	170	—
Dividends on common stock	(148)	(148)
Other	(5)	(6)

Net cash from (used for) financing activities	198	(41)

Net Decrease in Cash and Cash Equivalents	(25)	(195)
Cash and Cash Equivalents at Beginning of the Period	36	215

Cash and Cash Equivalents at End of the Period	$11	$20

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity
and Comprehensive Income (Unaudited)

			Premium			Accumulated
(Dollars in Millions,	Common Stock		on	Common		Other
Shares in Thousands)			Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Loss	Total

Balance, December 31, 2002	134,288	$1,343	$507	$(44)	$735	$(419)	$2,122

Net income	—	—	—	—	45	—	45
Dividends declared on common stock	—	—	—	—	(148)	—	(148)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	2	2
Pension obligation (Note 4)	—	—	—	—	—	417	417
Capital contribution by parent company	—	—	170	—	—	—	170

Balance, June 30, 2003	134,288	$1,343	$677	$(44)	$632	$—	$2,608

The following table displays comprehensive income for the six-month periods in 2003 and 2002:

(in Millions)	2003	2002

Net income	$45	$167
Other comprehensive income, net of tax:
Net unrealized income on derivatives:
Gains (losses) arising during the period, net of taxes of $3 and $(3), respectively	8	(6)
Amounts reclassified to earnings, net of taxes of $(3) and $3, respectively	(6)	5

	2	(1)
Pension obligation, net of taxes of $224 (Note 4)	417	—

Comprehensive income	$464	$166

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

Consolidated Statement of Cash Flows

We consider investments purchased with a maturity of three months or less to be cash equivalents. Cash contractually designated for debt service is classified as restricted cash. The components of changes in assets and liabilities follows.

	Six Months Ended
	June 30

	2003	2002

(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(27)	$(25)
Accrued unbilled receivables	7	(47)
Inventories	11	2
Accrued pensions	(114)	(3)
Accounts payable	(74)	(54)
Income taxes payable	(125)	32
General taxes	(12)	(19)
Risk management and trading activities	(3)	—
Other	(53)	(122)

	$(390)	$(236)

Other cash and non-cash investing and financing activities for the six months ended June 30 were as follows:

	Six Months Ended
	June 30

	2003	2002
(in Millions)
Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$151	$150
Income taxes paid	34	55

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations — On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred. It applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and (or) the normal operation of a long-lived asset. When a new liability is recorded, an entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

As a result of adopting SFAS No. 143 on January 1, 2003, we recorded a plant asset of $278 million with offsetting accumulated depreciation of $103 million, a retirement obligation liability of $771 million and reversed previously recognized obligations of $366 million, principally nuclear decommissioning liabilities. We also recorded a cumulative effect amount related to regulated operations as a regulatory asset of $221 million, and a cumulative effect charge against earnings of $6 million for 2003.

The impact on the second quarter and six-month period of 2003 of SFAS No. 143 and the pro-forma effect for the comparable 2002 periods as if SFAS No. 143 had been adopted at January 1, 2002 are immaterial.

A reconciliation of the asset retirement obligation for the 2003 six-month period follows:

(In Millions)
Asset retirement obligations at January 1, 2003	$771
Accretion	26
Liabilities settled	(1)

Asset retirement obligations at June 30, 2003	$796

SFAS No. 143 also requires the quantification of the estimated cost of removal obligations, arising from other than legal obligations, which have been accrued through depreciation charges. At January 1, 2003, we estimate that we had approximately $300 million of previously accrued asset removal costs related to our regulated operations, for other than legal obligations, included in accumulated depreciation.

NOTE 3 — DISPOSITION OF STEAM HEATING BUSINESS

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

NOTE 4 — REGULATORY MATTERS

Transitional Rate Plan

On June 20, 2003, Detroit Edison filed an application for a change in retail electric rates, resumption of the Power Supply Cost Recovery (PSCR) mechanism, and recovery of net stranded costs with the MPSC. Detroit Edison is specifically requesting authority to increase rates on an interim basis by $274 million annually to all customers not subject to a rate cap. Public Act 141 (PA141) became effective in June 2000 and contains provisions freezing rates through 2003 and preventing rate increases for residential customers through 2005 and for small business customers through 2004. Detroit Edison has requested the MPSC act on our interim request in order to be effective January 1, 2004. Concurrent with the order for interim rate relief, Detroit Edison requested reinstatement of the PSCR mechanism. The PSCR mechanism allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses and was suspended under PA 141. Detroit Edison is also proposing that base rates for the customer classes still subject to rate caps in 2004 and 2005 be adjusted in an equal and offsetting amount with any change in PSCR adjustments to maintain the total rate level currently in effect. Also, the interim request seeks a five-year surcharge from both full service and electric Customer Choice customers to recover certain deferred regulatory asset balances including electric Customer Choice program implementation costs, return on and of clean air investments made prior to inclusion in rates and net stranded costs for years prior to 2004. This surcharge would be phased in by customer class between 2004 and 2006 as rate caps expire, and would total $109 million annually in 2006.

The application also is requesting a base rate increase for both full service and electric Customer Choice customers totaling $416 million annually (approximately 12% increase) in 2006, after the expiration of all customer rate caps. Detroit Edison is proposing that the $416 million increase be allocated between full service customers ($265 million) and electric Customer Choice customers ($151 million). The final request for rate relief is based on a 50 percent equity-50 percent debt capital structure and a proposed return on equity (ROE) of 11.5%. Detroit Edison is also proposing a ROE sharing mechanism, which will apply to full service and electric Customer Choice customers whose rates are no longer capped under PA 141. The ROE sharing mechanism would be effective for the calendar year in which a final order is received in this case.

Electric Industry Restructuring

Electric Rates, Customer Choice and Stranded Costs — PA 141 provided Detroit Edison with the right to recover net stranded costs, codified and established January 1, 2002 as the date for full implementation of the MPSC’s existing electric Customer Choice program, and required the MPSC to reduce residential electric rates by 5%. At that time, Public Act 142 (PA 142) also became effective. PA 142 provided for the recovery through securitization of “qualified costs” which consist of an electric utility’s regulatory assets, plus various costs, associated with, or resulting from, the establishment of a competitive electric market and the issuance of securitization bonds.

Acting pursuant to PA 141, in an order issued in June 2000, the MPSC reduced Detroit Edison’s residential electric rates by 5% and imposed a rate freeze for all classes of customers through 2003. In April 2001, commercial and industrial rates were lowered by 5% as a result of savings derived from the issuance of securitization bonds in March 2001, as subsequently discussed.

Certain costs may be deferred and recovered once rates can be increased. This rate cap may be lifted when certain market test provisions are met, specifically, when an electric utility has no more than 30% of generation capacity in its relevant market, with consideration for capacity needed to meet a utility’s responsibility to serve its retail customers. Statewide, multi-utility transmission system improvements also are required. In May 2003, Detroit Edison submitted filings with the MPSC regarding the Company’s compliance with the provisions of PA 141 related to market test and transmission system improvements. If the MPSC finds that the Company has complied with the PA 141 provisions, the rate caps established under PA 141 will not continue after the dates specified in the legislation.

As required by PA 141, the MPSC conducted a proceeding to develop a methodology for calculating the net stranded costs associated with electric Customer Choice. In a December 2001 order, the MPSC determined that Detroit Edison could recover net stranded costs associated with the fixed cost component of its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing the receipt of revenues associated with the fixed cost component of its generation services to the revenue requirement for the fixed cost component of those services, inclusive of an allowance for the cost of capital. Any resulting shortfall in recovery, net of mitigation, would be considered a net stranded cost. The MPSC, in its December 2001 order, also determined that Detroit Edison had no net stranded costs in 2000 and consequently established a zero net stranded cost transition charge for billing purposes in 2002. The MPSC authorized Detroit Edison to establish a regulatory asset to defer recovery of its incurred stranded costs, subject to review in a subsequent annual net stranded cost proceeding. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to electric Customer Choice bills in 2002. In addition, the MPSC ordered an additional credit on bills equal to the 5% rate reduction realized by full service customers. Both credits were to be funded from savings derived from securitization. The December 2001 order, coupled with lower wholesale power prices in 2002, has encouraged additional customer participation in the electric Customer Choice program and has resulted in the loss of margins attributable to generation services. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification of the December 2001 order. In June 2002, Detroit Edison filed an appeal of the MPSC order at the Michigan Court of Appeals, challenging the legality of specific aspects of the MPSC order. The Court of Appeals has not yet issued a decision on this appeal.

In May 2002, Detroit Edison submitted its 2001 net stranded cost filing with the MPSC. The filing provides refinements to the MPSC Staff’s calculation of net stranded costs that was adopted in the December 2001 order, seeks more timely recovery of net stranded costs, and addresses issues raised by the continuation of securitization offsets and rate reduction equalization credits. Detroit Edison’s filing supports the following conclusions: (i) Detroit Edison had no net stranded costs in 2000 and $13 million of recoverable net stranded costs attributable to electric Customer Choice in 2001; (ii) Detroit Edison requested recovery of 2001 net stranded costs through the use of excess securitization savings; (iii) Detroit Edison expects to incur additional net stranded costs in 2002 and 2003 as a result of increased electric Customer Choice participation; and (iv) Detroit Edison recommended that a pro-forma or forward looking transition charge be approved for billing during the remainder of 2002 and for 2003 to eliminate the time lag between the occurrence and recovery of net stranded costs inherent in the methodology approved in the December 2001 order. In November 2002, the MPSC Staff and other interveners submitted their 2001 net stranded cost filings. In the fourth quarter of 2002, Detroit Edison recorded a regulatory asset of $21 million, of which $10 million represented an estimate of net stranded costs during 2001, and the remaining balance represented the deferral of environmental expenditures recoverable under PA 141. The effect of recording the regulatory asset increased 2002 earnings by $14 million, net of tax. During the 2003 six-month period, Detroit Edison recorded a regulatory asset of $35 million, of which $12 million represented an estimate of net stranded costs for 2003, and the remainder representing the deferral of environmental expenditures. The effect for the 2003 six-month period was an increase in earnings of $23 million, net of tax.

On July 31, 2003, the MPSC issued an order finding that Detroit Edison had no net stranded costs in 2000 and 2001 and established a zero net stranded cost transition charge for billing purposes in 2003. Although the MPSC found that Detroit Edison had no stranded costs, the MPSC deferred finalizing the methodology for determining stranded cost. However, the MPSC did clarify the inclusion of revenue discounts granted customers under special contracts in the net stranded cost calculation. As a result of the MPSC order and the related clarifying language, we recalculated net stranded costs for 2001, 2002 and the 2003 six-month period. Our revised calculation concluded that the $22 million of net stranded costs recorded as of June 30, 2003 was appropriate.

Additionally, the MPSC determined in its July 2003 order that the full and offsetting credit for securitization and tax charges, and the additional credit on bills equal to the 5% rate reduction realized by full service customers should continue in effect and be funded by savings derived from securitization. The MPSC rejected Detroit Edison’s proposal to utilize a forward looking transition charge and maintained that the use of historical data was more precise. As previously mentioned, the MPSC deferred finalizing the methodology for determining net stranded cost, but indicated they were open to new proposals, including those arising out of an ongoing collaborative process with various interested parties, including Detroit Edison. Detroit Edison expects to file a petition for rehearing of this order.

Minimum Pension Liability

In December 2002, we recorded an additional minimum pension liability as required under SFAS No. 87, “Employers’ Accounting for Pensions,” with offsetting amounts to an intangible asset and other comprehensive income. During the first quarter of 2003, the MPSC Staff provided an opinion that the MPSC’s traditional rate setting process allowed for the recovery of pension costs as measured by SFAS No. 87. Based on the MPSC Staff discussions, management believes that it will be allowed to recover in rates the minimum pension liability associated with its regulated operations. Accordingly, in the first quarter of 2003 we reclassified approximately $641 million ($417 million net of tax) of other comprehensive loss associated with the minimum pension liability to a regulatory asset.

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the company.

NOTE 5 — CONTINGENCIES

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

See Note 4 for a discussion of contingencies related to Regulatory Matters.

NOTE 6 — SEGMENT INFORMATION

Detroit Edison has the following two reportable segments. Inter-segment revenues are not material.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002
(in Millions)

Operating Revenues
Energy Resources	$589	$660	$1,206	$1,277
Energy Distribution	281	302	601	615

	$870	$962	$1,807	$1,892

Net Income
Energy Resources	$46	$56	$71	$121
Energy Distribution	(16)	18	(20)	46
Cumulative Effect of Accounting Change	—	—	(6)	—

Total	$30	$74	$45	$167

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of June 30, 2003, the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2003 and 2002, the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statement of changes in shareholder’s equity and comprehensive income for the six-month period ended June 30, 2003 and six-month periods ended June 30, 2003 and 2002, respectively. These interim financial statements are the responsibility of The Detroit Edison Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, cash flows and changes in shareholder’s equity and comprehensive income for the year then ended (not presented herein); and in our report dated February 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/  DELOITTE & TOUCHE LLP
Detroit, Michigan

August 14, 2003

OTHER INFORMATION

LEGAL PROCEEDINGS

We are involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include contract disputes, environmental reviews and investigations, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our financial statements in the period they are resolved. For additional discussion on legal matters, see the Notes to the Consolidated Financial Statements.

OTHER INFORMATION

None.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

Filed:

15-24	Awareness Letter of Deloitte & Touche LLP

31-1	Chief Executive Officer Section 302 Form 10-Q Certification

31-2	Chief Financial Officer Section 302 Form 10-Q Certification

99-11	Amendment dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000 and an Amendment dated as of January 25, 2001, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc.

99-12	Amendment No. 2 dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001 and an Amendment dated as of January 17, 2003, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc.

Furnished:

32-1	Chief Executive Officer Section 906 Certification of Periodic Report

32-2	Chief Financial Officer Section 906 Certification of Periodic Report

(b)	Reports on Form 8-K

During the quarterly period ended June 30, 2003, we filed Current Reports on Form 8-K covering matters, as follows:

Item 7. Exhibits and Item 9. Information Provided Under Item 12 (Results of Operations and Financial Condition) filed and dated May 2, 2003 and

Item 5. Other Events and Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure filed and dated June 20, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date:	August 13, 2003	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description

Filed:

15-24	Awareness Letter of Deloitte & Touche LLP

31-1	Chief Executive Officer Section 302 Form 10-Q Certification

31-2	Chief Financial Officer Section 302 Form 10-Q Certification

99-11	Amendment dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000 and an Amendment dated as of January 25, 2001, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc.

99-12	Amendment No. 2 dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001 and an Amendment dated as of January 17, 2003, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc.

Furnished:

32-1	Chief Executive Officer Section 906 Certification of Periodic Report

32-2	Chief Financial Officer Section 906 Certification of Periodic Report