Form 10-Q
period 2003-09-30
DETROIT EDISON CO
filed 2003-11-07
CIK 28385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission file number 1-2198

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

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

Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☐          No ☑

DEFINITIONS
FORWARD-LOOKING STATEMENTS
MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
CONTROLS AND PROCEDURES
FINANCIAL INFORMATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
INDEPENDENT ACCOUNTANTS’ REPORT
OTHER INFORMATION
SIGNATURE
10-Q EXHIBIT INDEX
Insurance Agreement
Indenture Dated as of August 1, 2003
Twelfth Supplemental Indenture
Awareness Letter of Deloitte & Touche LLP
Chief Executive Officer Section 302 Certification
Chief Financial Officer Section 302 Certification
Chief Executive Officer Section 906 Certificaiton
Chief Financial Officer Section 906 Certification
364-Day Credit Agreement
Three Year Credit Agreement

THE DETROIT EDISON COMPANY

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

		Page
		Number

Definitions		2
Forward-Looking Statements		3
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Operations	11
	Consolidated Statement of Financial Position	12
	Consolidated Statement of Cash Flows	14
	Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income	15
	Notes to Consolidated Financial Statements	16
	Independent Accountants’ Report	22
Item 2.	Management’s Narrative Analysis of Results of Operations	4
Item 4.	Controls and Procedures	10
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 6.	Exhibits and Reports on Form 8-K	23
Signature		24

DEFINITIONS

Company	Detroit Edison Company and subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and Enterprises

Enterprises	DTE Enterprises, Inc. (successor to MCN Energy) and subsidiaries

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

MCN Energy	MCN Energy Group Inc. and subsidiary companies that were merged into Enterprises

MichCon	Michigan Consolidated Gas Company and subsidiary companies

MPSC	Michigan Public Service Commission

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity and gas.

FORWARD-LOOKING STATEMENTS

      Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers;

•	economic climate and growth in the geographic areas where we do business;

•	environmental issues, including changes in the climate, and regulations;

•	nuclear regulations and risks associated with nuclear operations;

•	implementation of electric Customer Choice programs;

•	implementation of electric restructuring in Michigan;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	capital market conditions and access to capital markets and other financing efforts that can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost of fuel and purchased power;

•	effects of competition;

•	impact of FERC and MPSC proceedings and regulations;

•	changes in federal or state tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	ability to recover costs through rate increases;

•	property insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations; and

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other related business issues.

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

THE DETROIT EDISON COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations

      The Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.

      We had income of $96 million in the 2003 third quarter compared to income of $105 million for the 2002 third quarter. For the nine-month period, our income was $141 million compared to income of $272 million for the comparable 2002 period. The comparability of earnings for the nine-month period was also impacted by the adoption of a new accounting rule in the 2003 first quarter. As required by generally accepted accounting principles, on January 1, 2003, we adopted a new accounting rule for asset retirement obligations as discussed in Note 2. The cumulative effect of adopting this new accounting rule was to reduce the 2003 nine-month period earnings by $6 million. Results for the nine-month period were also affected by a $14 million net of tax loss on the sale of our steam heating business in January 2003.

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

      Power Generation earnings increased $7 million during the 2003 third quarter and decreased $43 million in the 2003 nine-month period compared to the 2002 periods. Results for both periods were affected by lower gross margins, varying operation and maintenance expenses and lower depreciation and amortization expense. The reduced gross margins were driven by decreased cooling demand due to mild weather, lost margins from customers choosing to purchase power from alternative suppliers under the electric Customer Choice program and lost margins from the August 2003 blackout. As a result of the electric Customer Choice program, Detroit Edison has lost 11% of retail sales during 2003 resulting in lost margins of approximately $70 million. To partially offset the impact of these lost margins, Detroit Edison recorded regulatory assets totaling $8 million in the 2003 third quarter and $30 million in the 2003 nine-month period representing stranded costs that we believe are recoverable under Michigan legislation. Gross margins benefited from lower fuel unit costs reflecting the use of a more favorable power supply mix. We increased the usage of lower-cost power from our generating plants and reduced our usage of higher-cost purchased power. Operation and maintenance expenses were affected by costs associated with the August 2003 blackout (Note 4), higher employee pension and health care benefit costs and expenses due to the timing of planned reliability and maintenance work done to improve the production and availability of the generation fleet. Operation and maintenance expenses benefited from our Company-wide initiative to reduce or defer costs and enhance operating performance. The DTE Operating System involves the rigorous disciplined application of tools and operating practices which have resulted in improvements in plant efficiency and technology systems, among other enhancements. The decrease in depreciation and amortization expense is attributable to the income effect of recording regulatory assets representing net stranded costs and the deferral of other costs recoverable under Public Act 141.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues	$669	$806	$1,874	$2,082
Fuel and Purchased Power	284	381	749	824

Gross Margin	385	425	1,125	1,258
Operation and Maintenance	147	158	487	469
Depreciation and Amortization	65	102	199	263
Taxes other than Income	40	38	121	116

Operating Income	133	127	318	410
Other (Income) and Deductions	39	45	115	145
Income Tax Provision	33	28	71	90

Net Income	$61	$54	$132	$175

Operating Income as a Percent of Operating Revenues	20%	16%	17%	20%

      System output and average fuel and purchased power costs were as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands of MWh)
Power generated and purchased
Power plant generation
Fossil	10,308	11,183	28,649	29,813
Nuclear	2,096	2,384	5,645	7,008
Purchased power	1,868	3,439	5,599	7,257

System output	14,272	17,006	39,893	44,078

Average unit cost ($/ MWh)
Generation(1)	$13.21	$12.98	$13.34	$12.62

Purchased power(2)	$55.38	$52.96	$43.79	$43.24

Overall Average Unit Cost	$18.73	$21.36	$17.62	$17.63

(1)	Represents fuel costs associated with power plants.

(2)	Includes hedging activities.

      Outlook — Detroit Edison lost 6% of retail sales in 2002 and estimates losing up to 13% of such sales in 2003 as a result of customers choosing to purchase power from alternative suppliers under the electric Customer Choice program. We estimate that we will lose between $80 million and $100 million of margins in 2003 under the Customer Choice program. Unrecovered generation-related fixed costs due to electric Customer Choice are considered stranded and are recoverable under Michigan legislation as determined by the MPSC. We estimate that we will record approximately $40 million of regulatory assets relating to these stranded costs in 2003. There are a number of variables and estimates that impact the level of recoverable stranded costs, including weather, sales mix and wholesale prices. As a result, our estimate of stranded costs could increase or decrease. The regulatory asset will be subject to review by the MPSC in future regulatory proceedings, and we cannot predict the outcome of this matter. See Note 4 — Regulatory Matters.

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

      Power Distribution earnings decreased $16 million during the 2003 third quarter and $82 million in the 2003 nine-month period. Both periods experienced reduced electric deliveries and operating revenues due to milder weather and the impact of a slower economy on manufacturing and commercial customers operations. Restoration costs associated with an April 2003 catastrophic ice storm, resulting in more than 400,000 customers losing power, and a July 2003 windstorm, affecting over 190,000 customers, also contributed to the decline in earnings in the 2003 nine-month period. The operation and maintenance expense comparison in the current quarter was also impacted by heat-related maintenance costs incurred in the 2002 third quarter due to prolonged periods of above normal temperatures and the related stress placed on the distribution system. Operation and maintenance expenses for both periods were also affected by higher employee pension and health care benefit costs and costs associated with customer service process improvements. Operation and maintenance expenses benefited from our Company-wide initiative to reduce or defer costs and enhance operating performance. The DTE Operating System involves the rigorous disciplined application of tools and operating practices which have resulted in inventory reductions and improvements in technology systems, among other enhancements. Results for the 2003 nine-month period also reflect a net of tax loss of $14 million on the sale of our unprofitable steam heating business (Note 3).

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues	$348	$394	$950	$1,010
Fuel and Purchased Power	4	5	13	17
Operation and Maintenance	169	183	538	468
Depreciation and Amortization	62	62	187	186
Taxes other than Income	27	31	83	90

Operating Income	86	113	129	249
Other Deductions	33	36	107	104
Income Tax Provision	18	26	7	48

Net Income	$35	$51	$15	$97

Operating Income as a Percent of Operating Revenues	25%	29%	14%	25%

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

Electric Deliveries	2003	2002	2003	2002

	(In thousands of MWh)
Residential	4,457	5,131	11,555	12,377
Commercial	4,162	5,076	12,251	14,135
Industrial	3,044	3,472	9,264	10,342
Wholesale	556	578	1,682	1,670
Other	97	100	294	298

	12,316	14,357	35,046	38,822
Electric Choice	2,141	935	5,192	2,577

Total Electric Sales and Deliveries	14,457	15,292	40,238	41,399

      Outlook — Operating results are expected to vary as a result of external factors such as weather, changes in economic conditions and the severity and frequency of storms. Economic conditions and prior billing issues have resulted in an increase in past due receivables. We believe our allowance for doubtful accounts is based on reasonable estimates; however, failure to make continued progress in collecting our past due receivables would unfavorably affect operating results. As previously mentioned, Detroit Edison filed a rate case in June 2003 to address future operating costs and other issues.

Capital Resources and Liquidity

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income, depreciation and amortization and deferred taxes	$580	$736
Pension contribution	(222)	—
Working capital and other	(87)	(180)

	271	556
Investing activities	(359)	(508)
Financing activities	71	(236)

Net Decrease in Cash and Cash Equivalents	$(17)	$(188)

Operating Activities

      Net cash from operating activities decreased $285 million during the 2003 nine-month period as compared to the same 2002 period. The decrease reflects a decline of $156 million in net income, after adjusting for non-cash items (depreciation and amortization and deferred taxes) and a $129 million increase in working capital and other requirements. The increase in working capital requirements is primarily due to a decrease in accounts payable balances in 2003. We also contributed $222 million of cash to our pension plan in 2003.

      Economic conditions and prior billing issues have resulted in an increase in past due receivables. We are focusing our collection efforts; however, failure to make continued progress in collecting our past due receivables would unfavorably affect operating cash flows.

Investing Activities

      Net cash relating to investing activities improved $149 million in the 2003 nine-month period as compared to the same 2002 period. The improvement is attributed to decreases in cash contractually designated for debt service and other investments and a decrease in plant and equipment expenditures.

Financing Activities

      Net cash from financing activities increased $307 million during the 2003 nine-month period as compared to the same 2002 period. The increase is primarily attributed to higher notes payable to affiliates and a cash infusion from its parent company, partially offset by an increase in redemptions of long-term debt. In August 2003, Detroit Edison issued $49 million of 5.5% tax-exempt bonds due in June 2030. The proceeds were used to redeem $49 million of 6.55% tax-exempt bonds due 2024.

Electric Customer Choice Program

      The electric Customer Choice program as originally structured in Michigan anticipated an eventual transition to a totally competitive environment where customers would be charged market-based rates for their electricity. Various developments in the energy industry have caused the deregulation of electric generation to proceed at a much slower rate. As a result, Detroit Edison’s rates continue to be regulated by the MPSC. This continued regulation has hindered Detroit Edison’s ability to retain customers that are choosing alternative suppliers under the electric Customer Choice program. Detroit Edison’s results have been unfavorably impacted by the lack of recovery of lost margins and other costs associated with the electric Customer Choice program. To date, the MPSC has not fully implemented various provisions of Michigan’s restructuring legislation. Specifically, the MPSC:

•	has not finalized all the components for calculating net stranded costs;

•	has created a process whereby net stranded costs would be recovered two years after the net stranded costs were actually incurred;

•	has not authorized Detroit Edison to recover any Customer Choice program implementation costs; and,

•	has created incentives to encourage participation in electric Customer Choice.

      In addition, the MPSC has historically maintained regulated rates for certain groups of customers that exceed those customers’ cost of service. This has resulted in high levels of participation by these customers in the Customer Choice program. As a result of these factors, retail choice penetration continues to rise beyond original estimates.

      In December 2002, the MPSC initiated a collaborative process to address the issue of stranded costs. Detroit Edison actively participated in the collaborative process. However, this process failed to produce any agreement regarding net stranded cost recovery.

      Detroit Edison addressed the issue of stranded costs in its June 2003 rate filing and is also pursuing a legislative solution to address this issue. The continued delay in the timely and full recovery of stranded costs unfavorably impacts operating results. See Note 4 for a further discussion of the electric Customer Choice program.

Blackout Costs

      On August 14, 2003, failures in the regional power transmission grid caused nine of Detroit Edison’s power plants to trip offline, which left virtually all of its 2.1 million customers without power. On October 24, 2003, Detroit Edison filed an application with the MPSC requesting approval to defer the blackout costs until ratemaking treatment of the costs can be determined. See Note 4 for further discussion of the blackout costs filing.

Environmental Matters

      The Environmental Protection Agency (EPA) ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will continue to impact us. Detroit Edison spent approximately $512 million through September 2003 and estimates that it will incur approximately $300 to $400 million of future capital expenditures over the next five to eight years to comply with the existing air quality standards. Recovery of costs to be incurred through December 2004 is included in our June 2003 electric rate case. In addition, we maintain the option to securitize these costs after the completion of this rate case.

      The EPA has initiated enforcement actions against several major electric utilities citing violations of the Clean Air Act, asserting that older, coal-fired power plants have been modified in ways that would then require them to comply with the more restrictive “new source” provisions of the Clean Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. The EPA has not initiated proceedings against Detroit Edison. The United States District Court for the Southern District of Ohio Eastern Division issued a decision in August 2003 finding Ohio Edison in violation of the new source provisions of the Clean Air Act. If the Court’s decision is upheld, the electric utility industry could be required to invest substantial amounts in pollution control equipment. During the same month, however, a district court in a different division rendered a conflicting decision on the matter. On August 27, 2003, the EPA released new rules, effective December 26, 2003, allowing repair, replacement or upgrade of production equipment without triggering source requirement controls if the cost of the parts and repairs do not exceed 20% of the replacement value of the equipment being upgraded. Such repairs will be considered routine maintenance, however any changes in emissions would be subject to existing pollution permit limits and other state and federal programs for pollutants.

      We cannot predict the future impact of this issue upon Detroit Edison.

New Accounting Pronouncements

      See Note 2 — New Accounting Pronouncements for discussion of new accounting pronouncements.

CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003, which is the end of the period covered by this report, and have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues	$1,017	$1,200	$2,824	$3,092

Operating Expenses
Fuel and purchased power	288	386	762	841
Operation and maintenance	316	341	1,025	937
Depreciation and amortization	127	164	386	449
Taxes other than income	67	69	204	206

	798	960	2,377	2,433

Operating Income	219	240	447	659

Other (Income) and Deductions
Interest expense	71	76	217	232
Interest income	—	—	—	(1)
Other income	(29)	(5)	(62)	(16)
Other expenses	30	10	67	34

	72	81	222	249

Income Before Income Taxes	147	159	225	410
Income Tax Provision	51	54	78	138

Income Before Accounting Change	96	105	147	272
Cumulative Effect of Accounting Change (Note 2)	—	—	(6)	—

Net Income	$96	$105	$141	$272

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
	2003	2002

	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$19	$36
Restricted cash	38	131
Accounts receivable
Customer (less allowance for doubtful accounts of $50 and $48, respectively)	348	325
Accrued unbilled revenues	157	177
Other	175	142
Inventories
Fuel	110	126
Materials and supplies	127	130
Property taxes assessed to future periods	38	—
Other	20	14

	1,032	1,081

Investments
Nuclear decommissioning trust funds	484	417
Other	55	82

	539	499

Property
Property, plant and equipment	12,597	12,121
Less accumulated depreciation	(5,527)	(5,324)

	7,070	6,797

Other Assets
Regulatory assets (Notes 2 and 4)	2,025	1,143
Securitized regulatory assets	1,550	1,613
Other	130	128

	3,705	2,884

Total Assets	$12,346	$11,261

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
	2003	2002

	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$181	$238
Accrued interest	54	83
Dividends payable	74	74
Accrued payroll	15	24
Short-term borrowings	203	—
Notes payable to affiliates	378	—
Income taxes	27	30
Current portion long-term debt, including capital leases	122	319
Other	263	328

	1,317	1,096

Other Liabilities
Deferred income taxes	1,776	1,501
Asset retirement obligations (Note 2)	808	—
Unamortized investment tax credit	138	146
Nuclear decommissioning (Note 2)	61	416
Accrued pension liability	378	561
Other	563	484

	3,724	3,108

Long-Term Debt
Mortgage bonds, notes and other	3,102	3,270
Securitization bonds	1,496	1,585
Capital lease obligations	77	80

	4,675	4,935

Contingencies (Notes 4 and 7)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 134,287,832 shares issued and outstanding	1,343	1,343
Premium on common stock	677	507
Common stock expense	(44)	(44)
Retained earnings	654	735
Accumulated other comprehensive loss	—	(419)

	2,630	2,122

Total Liabilities and Shareholder’s Equity	$12,346	$11,261

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Operating Activities
Net Income	$141	$272
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	386	449
Deferred income taxes	53	15
Loss on sale of assets	3	—
Cumulative effect of accounting change	6	—
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(318)	(180)

Net cash from operating activities	271	556

Investing Activities
Plant and equipment expenditures	(438)	(478)
Proceeds from sales of assets	2	—
Restricted cash for debt redemptions	93	32
Other investments	(16)	(62)

Net cash used for investing activities	(359)	(508)

Financing Activities
Issuance of long-term debt	49	—
Redemption of long-term debt	(502)	(240)
Short-term borrowings, net	203	224
Notes payable to affiliates	378	—
Capital contribution by parent company	170	—
Dividends on common stock	(222)	(222)
Other	(5)	2

Net cash from (used for) financing activities	71	(236)

Net Decrease in Cash and Cash Equivalents	(17)	(188)
Cash and Cash Equivalents at Beginning of the Period	36	215

Cash and Cash Equivalents at End of the Period	$19	$27

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

			Premium			Accumulated
	Common Stock		on	Common		Other
			Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Loss	Total

	(Dollars in millions, shares in thousands)
Balance, December 31, 2002	134,288	$1,343	$507	$(44)	$735	$(419)	$2,122

Net income	—	—	—	—	141	—	141
Dividends declared on common stock	—	—	—	—	(222)	—	(222)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	2	2
Pension obligation (Note 4)	—	—	—	—	—	417	417
Capital contribution by parent company	—	—	170	—	—	—	170

Balance, September 30, 2003	134,288	$1,343	$677	$(44)	$654	$—	$2,630

      The following table displays comprehensive income for the nine-month periods in 2003 and 2002:

	2003	2002

	(In millions)
Net income	$141	$272

Other comprehensive income, net of tax:
Net unrealized income on derivatives:
Gains (losses) arising during the period, net of taxes of $3 and $(3), respectively	8	(5)
Amounts reclassified to earnings, net of taxes of $(3) and $16, respectively	(6)	25

	2	20
Pension obligation, net of taxes of $224 (Note 4)	417	—

Comprehensive income	$560	$292

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

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(113)	$(57)
Accrued unbilled receivables	20	(39)
Inventories	12	25
Accrued pensions	121	29
Accounts payable	(57)	(51)
Income taxes payable	(10)	66
General taxes	(10)	(28)
Risk management and trading activities	(7)	(32)
Pension contributions	(222)	(35)
Other	(52)	(58)

	$(318)	$(180)

      Other cash activities for the nine months ended September 30 were as follows:

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$246	$271
Income taxes paid	34	55

Note 2 — New Accounting Pronouncements

      Asset Retirement Obligations — On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. It applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and (or) the normal operation of a long-lived asset. When a new liability is recorded, an entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

      We have identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and Fermi 2 nuclear plants. We believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

      If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, distribution assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of retirement, therefore no liability has been recorded for these assets.

      The impact on the third quarter and nine-month period of 2003 of SFAS No. 143 and the pro-forma effect for the comparable 2002 periods as if SFAS No. 143 had been adopted at January 1, 2002 are immaterial.

      A reconciliation of the asset retirement obligation for the 2003 nine-month period follows:

(In millions)

Asset retirement obligations at January 1, 2003	$771
Accretion	39
Liabilities settled	(2)

Asset retirement obligations at September 30, 2003	$808

      SFAS No. 143 also requires the quantification of the estimated cost of removal obligations arising from other than legal obligations, which have been accrued through depreciation charges. At January 1, 2003, we had approximately $300 million of previously accrued asset removal costs related to our regulated operations, for other than legal obligations, included in accumulated depreciation.

Note 3 — Disposition of Steam Heating Business

      In January 2003, we sold Detroit Edison’s steam heating business to Thermal Ventures II, LLP. This disposition is consistent with DTE Energy’s strategy to divest non-strategic assets. Due to the continuing involvement of Detroit Edison in the steam heating business, including the commitment to purchase $176 million in steam for resale through 2008, fund certain capital improvements and guarantee the buyer’s credit facility, we recorded a net of tax loss of $14 million in the first quarter of 2003. As a result of Detroit Edison’s continuing involvement, this transaction is not considered a sale for accounting purposes. The steam heating business had assets of $6 million at December 31, 2002, and net losses of $12 million in 2002, net income of $3 million in 2001 and a net loss of $18 million in 2000.

Note 4 — Regulatory Matters

Electric Transitional Rate Plan

      On June 20, 2003, Detroit Edison filed an application for a change in retail electric rates, resumption of the Power Supply Cost Recovery (PSCR) mechanism, and recovery of net stranded costs with the MPSC. Detroit Edison is specifically requesting authority to increase rates on an interim basis by $274 million annually to all customers not subject to a rate cap. Public Act 141 (PA141) became effective in June 2000 and contains provisions freezing rates through 2003 and preventing rate increases for residential customers through 2005 and for small business customers through 2004. Detroit Edison has requested the MPSC act on our interim request in order to be effective January 1, 2004. Concurrent with the order for interim rate relief, Detroit Edison requested reinstatement of the PSCR mechanism. The PSCR mechanism allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses and was suspended under PA 141. Detroit Edison is also proposing that base rates for the customer classes still subject to rate caps in 2004 and 2005 remain frozen and not subject to the PSCR mechanism. Also, the interim request seeks a five-year surcharge from both full service and electric Customer Choice customers to recover certain deferred regulatory asset balances including electric Customer Choice program implementation costs, return on and of clean air investments made prior to inclusion in rates and net stranded costs for years prior to 2004. This surcharge would be phased in by customer class between 2004 and 2006 as rate caps expire, and would total $109 million annually in 2006.

      The application also is requesting a base rate increase for both full service and electric Customer Choice customers totaling $416 million annually (approximately 12% increase) in 2006, after the expiration of all customer rate caps. Detroit Edison is proposing that the $416 million increase be allocated between full service customers ($265 million) and electric Customer Choice customers ($151 million). The filing also requests a permanent capital structure based on 50% debt and 50% equity, and a proposed return on equity (ROE) of 11.5%. Detroit Edison is also proposing a symmetrical ROE sharing mechanism, which will apply to full service and electric Customer Choice customers whose rates are no longer capped under PA 141. The sharing proposal would provide that shareholders retain all earnings within a 1% band above and below the authorized ROE. If the actual ROE falls outside of the band, customers would share between 20% and 80% of the excess or shortfall of earnings, depending on actual ROE. The ROE sharing mechanism would be effective for the calendar year in which a final order is received in this case.

      The MPSC’s current schedule regarding this application requires the MPSC Staff report to be filed in December 2003, with an interim order expected in February or March of 2004.

      On August 18, 2003, the MPSC issued an order directing interested parties to file briefs by October 17, 2003, and reply briefs by October 31, 2003 in response to the Company’s request that its PSCR clause remain suspended and that implementation of a new PSCR factor not begin until the date of the MPSC order authorizing adequate and compensatory relief. The MPSC has recognized that this issue needs to be addressed before January 1, 2004. The MPSC Staff and interveners contend that the PSCR clause should restart January 1, 2004 and apply to both capped and uncapped rate classes. They do not support the mitigation adjustment proposed by Detroit Edison. The differences between Detroit Edison and the opposing parties positions average approximately $10 million per month in PSCR revenue.

Blackout Costs

      On August 14, 2003, failures in the regional power transmission grid caused nine of Detroit Edison’s power plants to trip offline, which left virtually all of its 2.1 million customers without power. We estimate that amounts expensed in the 2003 third quarter related to the blackout, excluding lost margins, were approximately $25 million pre-tax ($16 million net of tax). On October 24, 2003, Detroit Edison filed an accounting application with the MPSC requesting authority to defer outage related costs associated with the blackout until a future rate proceeding to recover outage costs from customers in a manner consistent with the provisions of PA 141. We anticipate an accounting order in the fourth quarter of 2003 or the first quarter of 2004, but we cannot predict the ultimate outcome or timing of this proceeding.

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

      Certain costs may be deferred and recovered once rates can be increased. This rate cap may be lifted when certain market test provisions are met, specifically, when an electric utility has no more than 30% of generation capacity in its relevant market, with consideration for capacity needed to meet a utility’s responsibility to serve its retail customers. Statewide, multi-utility transmission system improvements also are required. In May 2003, Detroit Edison submitted filings with the MPSC regarding its compliance with the provisions of PA 141 related to market test and transmission system improvements. If the MPSC finds that Detroit Edison has complied with the PA 141 provisions, the rate caps established under PA 141 will not continue after the dates specified in the legislation. Detroit Edison has entered into a settlement agreement in regards to the market power test provisions of PA 141. All intervening parties have signed the settlement agreement. Detroit Edison is awaiting MPSC approval, which is expected by year-end 2003.

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

      In May 2002, Detroit Edison submitted its 2001 net stranded cost filing with the MPSC. The filing provided refinements to the MPSC Staff’s calculation of net stranded costs that was adopted in the December 2001 order, sought more timely recovery of net stranded costs, and addressed issues raised by the continuation of securitization offsets and rate reduction equalization credits. The filing supported that Detroit Edison had no net stranded costs in 2000 and $13 million of recoverable net stranded costs attributable to electric Customer Choice in 2001. On July 31, 2003, the MPSC issued an order finding that Detroit Edison had no net stranded costs in 2000 and 2001 and established a zero net stranded cost transition charge for billing purposes in 2003. In addition, this order clarified the inclusion of revenue discounts granted customers under special contracts in the net stranded cost calculation, but deferred finalizing the methods for determining net stranded costs. In the fourth quarter of 2002, Detroit Edison recorded a regulatory asset of $21 million, of which $10 million represented an estimate of net stranded costs during 2001, and the remaining balance represented the deferral of environmental expenditures recoverable under PA 141. The effect of recording the regulatory asset increased 2002 earnings by $14 million, net of tax. During the 2003 nine-month period, Detroit Edison recorded a regulatory asset of $54 million, of which $30 million represented an adjustment for net stranded costs for 2003, and the remainder representing the deferral of environmental expenditures. The effect for the 2003 nine-month period was an increase in earnings of $35 million, net of tax. As a result of the MPSC July 31, 2003, order and the related clarifying language, we recalculated net stranded costs for 2002 and 2003. Our revised and ongoing calculations conclude that the $30 million of net stranded costs recorded as of September 30, 2003 is appropriate. Detroit Edison has filed a petition for rehearing of the July 31, 2003 order.

      Low-Income Energy Assistance Credit — On October 20, 2003, Detroit Edison filed an application with the MPSC to implement a low-income energy assistance credit for residential electric customers. The credit is expected to assist many low-income customers who are experiencing difficulties in paying their electric bills due to poor economic conditions in Detroit Edison’s service area. Detroit Edison has proposed to fund the low-income energy assistance credit by utilizing excess securitization savings currently being used to provide credits to electric Choice Customers.

Minimum Pension Liability

      In December 2002, we recorded an additional minimum pension liability as required under SFAS No. 87, “Employers’ Accounting for Pensions,” with offsetting amounts to an intangible asset and other comprehensive income. During the first quarter of 2003, the MPSC Staff provided an opinion that the MPSC’s traditional rate setting process allowed for the recovery of pension costs as measured by SFAS No. 87. Based on the MPSC Staff opinion, management believes that it will be allowed to recover in rates the minimum pension liability associated with its regulated operations. Accordingly, in the first quarter of 2003 we reclassified approximately $641 million ($417 million net of tax) of other comprehensive loss associated with the minimum pension liability to a regulatory asset.

      We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact our financial position, results of operations and cash flows.

Note 5 — Long-Term Debt

      In August 2003, Detroit Edison issued $49 million of 5.5% tax-exempt bonds due in June 2030. The proceeds were used to redeem $49 million of 6.55% tax-exempt bonds due 2024.

Note 6 — Short Term Credit Arrangements and Borrowings

      On October 24, 2003, Detroit Edison entered into a $137.5 million, 364-day revolving credit facility and a $137.5 million, three-year revolving credit facility with a syndicate of banks. These credit facilities may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for Detroit Edison’s commercial paper program up to $200 million. These agreements require Detroit Edison to maintain a debt to capitalization ratio of no more than 0.65 to 1 and an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. Detroit Edison is currently in compliance with these financial covenants.

Note 7 — Contingencies

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

      See Note 4 for a discussion of contingencies related to Regulatory Matters.

Note 8 — Segment Information

      Detroit Edison has the following two reportable segments. Inter-segment revenues are not material.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues
Energy Resources	$669	$806	$1,874	$2,082
Energy Distribution	348	394	950	1,010

	$1,017	$1,200	$2,824	$3,092

Net Income
Energy Resources	$61	$54	$132	$175
Energy Distribution	35	51	15	97
Cumulative Effect of Accounting Change	—	—	(6)	—

Total	$96	$105	$141	$272

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of

The Detroit Edison Company

      We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of September 30, 2003, the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statement of changes in shareholder’s equity and comprehensive income for the nine-month period ended September 30, 2003 and nine-month periods ended September 30, 2003 and 2002, respectively. These interim financial statements are the responsibility of The Detroit Edison Company’s management.

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

November 7, 2003

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

Exhibits and Reports on Form 8-K

   (a) Exhibits

Exhibit
Number	Description

Filed:
4-234	Insurance Agreement dated as of August 28, 2003, among XL Capital Assurance Inc., The Detroit Edison Company, and Bank One Trust Company, National Association
4-235	Indenture dated as of August 1, 2003, Supplementing the Mortgage and Deed of Trust Dated as of October 1, 1924, providing for (a) General and Refunding Mortgage Bonds, 2003 Series A and (b) Recording and Filing Data.
4-236	Twelfth Supplemental Indenture dated as of August 1, 2003, Supplementing the Collateral Trust Indenture dated as of June 30, 1993, providing for 5 1/2% Senior Notes Due 2030
15-25	Awareness Letter of Deloitte & Touche LLP
31-3	Chief Executive Officer Section 302 Form 10-Q Certification
31-4	Chief Financial Officer Section 302 Form 10-Q Certification
99-13	364-Day Credit Agreement dated as of October 24, 2003 among The Detroit Edison Company, The Banks, Financial Institutions and Other Institutional Lenders and Barclays Bank PLC and Banc One Capital Markets, Inc., and Citigroup Global Markets Inc.
99-14	Three-Year Credit Agreement dated as of October 24, 2003 among The Detroit Edison Company, The Banks, Financial Institutions, and Other Institutional Lenders, and Barclays Bank PLC and Banc One Capital Markets, Inc., and Citigroup Global Markets Inc.
Furnished:
32-3	Chief Executive Officer Section 906 Certification of Periodic Report
32-4	Chief Financial Officer Section 906 Certification of Periodic Report

   (b) Reports on Form 8-K

      During the quarterly period ended September 30, 2003, we filed Current Reports on Form 8-K covering matters, as follows:

      Item 7. Exhibits and Item 9. Regulation FD Disclosure — Information Provided Under Item 12. (Results of Operations and Financial Condition) filed and dated July 28, 2003;

      Item 5. Other Events and Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure — Information Provided Under Item 12. (Results of Operations and Financial Condition) filed and dated August 1, 2003;

      Item 7. Exhibits and Item 12. Results of Operations and Financial Conditions filed and dated August 14, 2003; and

      Item 5. Other Events and Item 7. Exhibits filed and dated August 27, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

/S/ DANIEL G. BRUDZYNSKI
_______________________________________
DANIEL G. BRUDZYNSKI
Chief Accounting Officer,
Vice President and Controller

Date: November 7, 2003

10-Q EXHIBIT INDEX

Exhibit
Number	Description

Filed:
4-234	Insurance Agreement dated as of August 28, 2003, among XL Capital Assurance Inc., The Detroit Edison Company, and Bank One Trust Company, National Association
4-235	Indenture dated as of August 1, 2003, Supplementing the Mortgage and Deed of Trust Dated as of October 1, 1924, providing for (a) General and Refunding Mortgage Bonds, 2003 Series A and (b) Recording and Filing Data.
4-236	Twelfth Supplemental Indenture dated as of August 1, 2003, Supplementing the Collateral Trust Indenture dated as of June 30, 1993, providing for 5 1/2% Senior Notes Due 2030
15-25	Awareness Letter of Deloitte & Touche LLP
31-3	Chief Executive Officer Section 302 Form 10-Q Certification
31-4	Chief Financial Officer Section 302 Form 10-Q Certification
99-13	364-Day Credit Agreement dated as of October 24, 2003 among The Detroit Edison Company, The Banks, Financial Institutions and Other Institutional Lenders and Barclays Bank PLC and Banc One Capital Markets, Inc., and Citigroup Global Markets Inc.
99-14	Three-Year Credit Agreement dated as of October 24, 2003 among The Detroit Edison Company, The Banks, Financial Institutions, and Other Institutional Lenders, and Barclays Bank PLC and Banc One Capital Markets, Inc., and Citigroup Global Markets Inc.
Furnished:
32-3	Chief Executive Officer Section 906 Certification of Periodic Report
32-4	Chief Financial Officer Section 906 Certification of Periodic Report