Form 10-K
period 2003-12-31
DETROIT EDISON CO
filed 2004-03-03
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

All of the registrant’s 134,287,832 outstanding shares of common stock, par value $10 per share, are owned by DTE Energy Company.

DOCUMENTS INCORPORATED BY REFERENCE

None

The Detroit Edison Company

Annual Report on Form 10-K
Year Ended December 31, 2003
Table of Contents

Definitions

Customer Choice	The choice program is a statewide initiative giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison, and subsidiary companies

Enterprises	DTE Enterprises Inc. (successor to MCN Energy) and subsidiary companies

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

MCN Energy	MCN Energy Group Inc. and subsidiary companies that were merged into Enterprises

MichCon	Michigan Consolidated Gas Company and subsidiary companies

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR
A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates. The clause was reinstated by the MPSC effective January 1, 2004.

Securitization
Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity.

Units of Measurement

GWh	Gigawatthour of electricity

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers;

•	economic climate and growth in the geographic areas where we do business;

•	environmental issues, including changes in the climate, and regulations;

•	nuclear regulations and risks associated with nuclear operations;

•	implementation of electric Customer Choice programs;

•	implementation of electric utility restructuring in Michigan;

•	employee relations;

•	unplanned outages;

•	access to capital markets and capital market conditions and other financing efforts that can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost of fuel and purchased power;

•	effects of competition;

•	impact of FERC and MPSC proceedings and regulations;

•	changes in federal or state tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	ability to recover costs through rate increases;

•	insurance;

•	the cost of protecting assets against or damage due to terrorism; and

•	changes in accounting standards and financial reporting regulations.

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

Part I

Items 1. & 2. Business & Properties

GENERAL

Detroit Edison is a Michigan corporation organized in 1903. Detroit Edison is a public utility subject to regulation by the MPSC and FERC and is engaged in the generation, purchase, distribution and sale of electric energy to 2.1 million customers in a 7,600 square mile area in southeastern Michigan.

References in this report to “we,” “us” and “our” are to Detroit Edison.

We currently operate our businesses through two strategic business units (Energy Resources – Power Generation and Energy Distribution – Power Distribution). Based on this structure, we set strategic goals, allocate resources and evaluate performance. A discussion of each business follows.

ENERGY RESOURCES

Power Generation

Description

Power Generation comprises our regulated power generation business and plants within Detroit Edison. These plants are regulated by numerous federal and state governmental agencies, including the MPSC, the NRC and the EPA. Electricity is generated from Detroit Edison’s numerous fossil plants, its hydroelectric pumped storage plant and its nuclear plant, and purchased from electricity generators, suppliers and wholesalers. The electricity we produce and purchase is sold to four major classes of customers: residential, commercial, industrial and wholesale, principally throughout Michigan, the Midwest and Ontario, Canada.

Weather, economic factors and electricity prices affect sales levels to customers. Our peak load and highest total system sales generally occur during the third quarter of the year driven by air conditioning and other cooling-related demands. Power generation sales are made to a diverse base of customers in both type and number; sales levels are not dependent on any small market segment. However, due to residential rate subsidization, less than 1% of the customers constitute approximately 80% of the power generation margin. Business customers who have elected to participate in the electric Customer Choice program are having a significant unfavorable effect on our financial performance.

Our power is generated from a variety of fuels and is supplemented with market purchases. The table below details our energy supply mix and average cost per unit:

	2003		2002		2001
(in Thousands of MWh)
Power Generated and Purchased
Power Plant Generation
Fossil
Coal	37,408	71%	37,381	64%	38,424	69%
Natural Gas & Other	644	1	1,636	3	1,287	2
Nuclear (Fermi 2)	8,114	16	9,301	16	8,555	16

	46,166	88	48,318	83	48,266	87
Purchased Power	6,354	12	9,807	17	7,482	13

System Output	52,520	100%	58,125	100%	55,748	100%

Average Unit Cost ($/MWh)
Generation (1)	$12.89		$12.53		$12.31

Purchased Power (2)	$41.73		$39.16		$78.24

Overall Average Unit Cost	$16.38		$17.02		$21.15

(1) Represents fuel costs associated with power plants.

(2) Includes amounts associated with hedging activities.

We expect an adequate supply of fuel and purchased power to meet our obligation to serve customers. The effect of lost sales due the electric Customer Choice program has reduced our need for purchased power and increased our ability to sell power in the wholesale market. We have short and long-term supply contracts for expected fuel and purchased power requirements as detailed in the following table:

	2004

	Contracted	Open
Expected Supply
Coal	79%	21%
Natural Gas	29%	71%
Purchased Power	89%	11%

Power Generation’s generating capability is heavily dependent upon coal. The coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. Detroit Edison expects to obtain the majority of its coal requirements through long-term contracts with the balance to be obtained through short-term agreements and spot purchases. Detroit Edison has contracts with three coal suppliers for a total purchase of up to 28 million tons of low-sulfur western coal to be delivered from 2004 through 2008. Detroit Edison also has a contract with a supplier for the purchase of approximately 4 million tons of Appalachian coal to be delivered from 2004 through 2006. These existing long-term coal contracts include provisions for price escalation as well as de-escalation. Given the geographic diversity of supply, Detroit Edison believes it can meet the expected generation requirements. We own and lease a fleet of rail cars and have long-term transportation contracts with companies to provide rail and vessel services for delivery of purchased coal to our generating facilities.

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

Regulation

Detroit Edison’s Power Generation business is subject to the regulatory jurisdiction of various agencies, including the MPSC, FERC and NRC. The MPSC issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison’s MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on our investments. The FERC regulates Detroit Edison with respect to financing authorization and wholesale electric activities. The NRC has regulatory jurisdiction over all phases of the operation, construction, licensing and decommissioning of Detroit Edison’s Fermi 2 nuclear plant.

Since 1996 there have been several important acts, orders, court rulings and legislative actions in the state of Michigan that affect our Power Generation operations. In 1996, the MPSC began an initiative designed to give all of Michigan’s electric customers access to electricity supplied by other generators and marketers. In 1998, the MPSC authorized the electric Customer Choice program that allowed for a limited number of customers to purchase electricity from suppliers other than their local utility. The local utility would continue to transport the electric supply to the customers’ facilities, thereby retaining distribution margins. The electric Customer Choice program was phased in over a three-year period, with all customers having the option to choose their electric supplier by January 2002.

In 2000, the Michigan Legislature enacted legislation that reduced electric rates by 5% and reaffirmed January 2002 as the date for full implementation of the electric Customer Choice program. This legislation also contained provisions freezing rates through 2003 and preventing rate increases for residential customers through 2005 and for small business customers through 2004. The legislation and an MPSC order issued in 2001 established a methodology to enable Detroit Edison to recover stranded costs related to its generation operations that may not otherwise be recoverable due to electric Customer Choice related lost sales and margins. The legislation also provides for the recovery of the costs associated with the implementation of electric Customer Choice program. The MPSC has determined that these costs be treated as regulatory assets. Additionally, the legislation provides for recovery of costs incurred as a result of changes in taxes, laws and other governmental actions including the Clean Air Act.

Due to MPSC orders issued in 1997 and 1998 that altered the regulatory process in Michigan and provided a plan for transition to electric Customer Choice for the generation business of Detroit Edison, effective December 1998, Detroit Edison’s generation business no longer met the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Since the June 2000 legislation was enacted into law and with the issuance of subsequent clarifying MPSC orders in 2001 and 2002, rates for retail customers and transition charges for electric Customer Choice customers will be set to recover Detroit Edison’s generation costs. Such costs will be billed and recovered from both retail and choice customers and thus satisfy the criteria of SFAS No. 71. In addition, we have the legislative authority to defer regulatory costs in 2002 and 2003 and to begin recovery of such costs starting in 2004 after the mandated rate freeze expires. The recovery of these costs is dependent on authorization from the MPSC. As a result, we resumed application of SFAS No. 71 for our generation business in the fourth quarter of 2002.

In June 2003, Detroit Edison filed an application with the MPSC for a change in retail electric rates, resumption of the Power Supply Cost Recovery (PSCR) mechanism, and recovery of net stranded costs. Detroit Edison is specifically requesting authority to increase rates by $427 million annually with a three-year phase in as customers’ rate caps expire. In February 2004, the MPSC authorized an interim base rate increase of $248 million annually.

For additional information regarding our regulatory environment, see Note 4 - Regulatory Matters.

Properties

Detroit Edison owns generating properties and facilities that are all located in the state of Michigan. Substantially all the net utility properties of Detroit Edison are subject to the lien of its mortgage. Power Generation plants owned and in service as of December 31, 2003 are as follows:

		Summer Net
	Location by	Rated Capability (1) (2)
	Michigan
Plant Name	County	(MW)	(%)	Year in Service

Fossil-fueled Steam-Electric
Belle River (3)	St. Clair	1,026	9.3%	1984 and 1985
Conners Creek	Wayne	215	1.9	1999
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	103	0.9	1968
Marysville	St. Clair	84	0.8	1930, 1943 and 1947
Monroe (4)	Monroe	3,045	27.6	1971, 1973 and 1974
River Rouge	Wayne	510	4.6	1957 and 1958
St. Clair	St. Clair	1,415	12.8	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	730	6.6	1949, 1968 and 1999

		7,913	71.6
Oil or Gas-fueled Peaking Units	Various	1,102	10.0	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2 (5)	Monroe	1,111	10.1	1988
Hydroelectric Pumped Storage Ludington (6)	Mason	917	8.3	1973

		11,043	100.0%

(1)	Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	Excludes one oil-fueled unit, St. Clair Unit No. 5 (250 MW), in cold standby status.

(3)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 6 – Jointly Owned Utility Plant.

(4)	The Monroe Power Plant provided 38% of Detroit Edison’s total 2003 power plant generation.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW.

Strategy and Competition

We continue to strive to be the preferred electricity supplier in southeast Michigan. We believe that we can accomplish our goal by working with our customers, communities and regulatory agencies to be a reliable low cost supplier of electricity. To control expenses, we optimize our fuel blends thereby taking maximum advantage of low cost, environmentally friendly low-sulfur western coals. To ensure generation reliability we will continue to make investments in our generating plants that will improve plant availability and improve operating efficiencies. Revenues from year to year will vary due to weather conditions, economic factors, regulatory events and other risk factors as discussed in the “Risk Factors” section that follows.

Effective January 1, 2002, the electric Customer Choice program expanded in Michigan whereby all of the Company’s electric customers can choose to purchase their electricity from alternative suppliers of generation services. Detroit Edison lost 16% of retail sales in 2003 and 6% of such sales in 2002 as a result of customers choosing to purchase power from alternative suppliers under the electric Customer Choice program. If regulatory or legislative changes are not made, we expect to lose between 17% to 20% of retail sales in 2004 as a result of customers choosing to participate in the program. Customers participating in the electric Customer Choice program consist primarily of industrial and large commercial customers. There is a significant price difference in the wholesale and retail markets, which only allows for partial offset of the lost revenue from customer choice migration. We will continue to aggressively utilize the wholesale market to sell the generation made available by the electric Customer Choice program.

ENERGY DISTRIBUTION

Power Distribution

Description

The electric distribution services of Detroit Edison comprise our regulated Power Distribution business. This business distributes electricity generated by Energy Resources’ Power Generation business and alternative electric suppliers to Detroit Edison’s 2.1 million customers in southeastern Michigan. This business also shares, with the DTE Energy’s Gas Distribution segment, the customer service function for the electric and gas utilities of DTE Energy. Accordingly, costs associated with this function, including collections, our call center and uncollectable accounts receivable is shared between Power Distribution and DTE Energy’s Gas Distribution segment.

In January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. In February 2003, DTE Energy sold the International Transmission Company (ITC), a FERC regulated transmission company, to an affiliate of Kohlberg, Kravis, Roberts & Co. and Trimaran Capital Partners, LLC. ITC will continue to provide transmission services to the Energy Distribution business at rates that will be recovered from Detroit Edison’s utility customers.

Weather and economic factors affect our sales and revenues. Similar to the Power Generation business, our peak load and highest total system sales generally occur during the third quarter of the year driven by air conditioning and cooling-related demands. Power Distribution’s sales are not dependent upon a limited number of customers. Additionally, customers participating in the electric Customer Choice program do not impact Power Distribution’s operating revenues or the number of customers served. The loss of any one or a few customers is not reasonably likely to have a material adverse effect on Power Distribution.

	2003	2002	2001
(in MWh)
Electric Deliveries
Residential	15,074	15,958	14,503
Commercial	15,942	18,395	18,777
Industrial	12,254	13,590	14,430
Wholesale	2,241	2,249	2,159

	45,511	50,192	49,869
Electric Choice	7,281	3,510	1,268

Total Electric Deliveries	52,792	53,702	51,137

Regulation

Detroit Edison’s Power Distribution is subject to the jurisdiction of the MPSC and the FERC, which have regulatory authority over rates, conditions of service and other operating-related matters. As previously discussed, Michigan legislation prevents Detroit Edison from increasing rates to residential customers through 2005 and for small business customers through 2004. By order of the FERC, rates charged by ITC will remain at current levels through December 2004.

In June 2003, Detroit Edison filed an application with the MPSC for a change in retail electric rates, resumption of the PSCR mechanism, and recovery of net stranded costs. In February 2004, the MPSC authorized an interim base rate increase of $248 million annually. See Note 4 for further discussion of the Electric Transitional Rate Plan filing.

In January 2004, the MPSC issued an order adopting rules governing service quality and reliability standards for electric distribution systems. The reliability standards establish performance levels for service restoration, wire-down relief requests, customer call answer time, customer complaint response, meter reading and new service installations. The order also establishes penalties for delays in service restoration during normal conditions, catastrophic storms and repetitive outages. Detroit Edison is required to file an annual report providing information regarding performance against the measures provided and any penalties incurred.

For additional information regarding our regulatory environment, see Note 4 – Regulatory Matters.

Energy Assistance Programs

Energy assistance programs funded by the federal government and the State of Michigan, remain critical to Detroit Edison’s ability to control its uncollectable accounts receivable and collections expenses.

Detroit Edison’s uncollectable accounts receivable expense is directly affected by the level of government funded assistance its qualifying customers receive. We are working with the State of Michigan and others to increase the share of funding allocated to our customers to be representative of the number of low-income individuals in our service territory.

Properties

Detroit Edison owns and operates 663 distribution substations with a capacity of approximately 31,079,000 kilovolt-amperes (kVA) and approximately 407,000 line transformers with a capacity of approximately 24,542,000 kVA. Substantially all of the net utility properties of Detroit Edison are subject to the lien of its mortgage. Circuit miles of distribution lines owned and in service as of December 31, 2003 are as follows:

Electric Distribution	Circuit Miles

Operating Voltage – Kilovolts (kV)	Overhead	Underground

4.8 kV to 13.2 kV	27,916	12,745
24 kV	101	690
40 kV	2,341	325
120 kV	77	13

	30,435	13,773

There are numerous interconnections that allow the interchange of electricity between Detroit Edison and electricity providers external to its service area. These interconnections are owned and operated by ITC and connect to neighboring energy companies.

Strategy and Competition

Our strategy focuses on improving the quality of customer service and lowering operating costs by improving operating efficiencies as well as targeting capital investments in areas that have the greatest impact on reliability improvements with the goal of managing distribution rates charged to utility customers.

The decision to sell ITC is consistent with our strategic view that maximization of shareholder value and high levels of customer service are best achieved with assets that we own, operate and over which we exercise significant control. As Detroit Edison’s rates are designed to recover transmission costs, billings to Detroit Edison from ITC will be recovered from Detroit Edison’s utility customers. Rates charged by ITC to Detroit Edison will, by FERC order, remain at current levels through December 2004. Thereafter, rates would be subject to normal FERC regulation and market forces.

Competition in the regulated electrical distribution business is provided primarily by on-site generation by industrial customers and distributed generation applications by industrial and commercial customers. We do not expect significant competition for distribution to any group of customers in the near term.

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

Note	Title

4	Regulatory Matters
5	Nuclear Operations
12	Commitments and Contingencies

We are subject to applicable permit requirements, and to potentially increasing stringent federal, state and local standards covering among other things, particulate and gaseous stack emission limitations, the discharge of waste into lakes and streams and the handling and disposal of waste material.

The U.S. Environmental Protection Agency (EPA) issued ozone transport regulations and, in December 2003, proposed additional emission regulations relating to ozone, fine particulate and mercury air pollution. The new rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and particulate emissions. To comply with these new controls, Detroit Edison has spent approximately $560 million through December 2003 and estimates that it will spend approximately $40 million in 2004 and incur up to an additional $1.2 billion of future capital expenditures over the next five to eight years to satisfy both the existing and proposed new control requirements. The EPA initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. In October 2003, the EPA promulgated revised regulations to clarify new source review provisions going forward. Several states and environmental organizations have challenged these regulations and in December 2003 the Court stayed the implementation of the regulations until the U.S. Court of Appeals D.C. Circuit renders an opinion in the case. We cannot predict the future impact of this issue upon Detroit Edison.

We are required to demonstrate that the cooling water intake structures at all of its facilities minimize adverse environmental impact. We filed such demonstrations and in the event of a final adverse decision, may be required to install additional control technologies to further minimize the impact.

Various state and federal laws regulate Detroit Edison’s handling, storage and disposal of its waste materials. The EPA and the Michigan Department of Environmental Quality (MDEQ) have aggressive programs to manage the clean up of contaminated property. We have extensive land holdings and, from time to time, must investigate claims of improperly disposed contaminants. We anticipate that we will be periodically included in these types of environmental proceedings.

RISK FACTORS

There are various risks associated with the operations of Detroit Edison. To provide a framework to understand our operating environment, we are providing a brief explanation of the more significant risks associated with our businesses. Although we have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect our performance.

Electric Customer Choice – Without regulatory and legislative changes, the negative impact of the electric Customer Choice program will continue to impact our financial performance.

Weather – Weather significantly affects our operations. Deviations from normal hot and cold weather conditions affect our earnings and cash flow. Mild temperatures can result in decreased utilization of our assets, lowering income and cash flow. Damage due to ice storms, tornadoes, or high winds can damage our infrastructure and require us to perform emergency repairs and incur material unplanned expenses.

Competition – Deregulation and restructuring in the electric industry, could result in increased competition and unrecovered costs that could affect the financial condition, results of operations or cash flows of our business.

Rate regulation – We operate in a regulated industry. Our electric rates are set by the MPSC and the FERC and cannot be increased without their authorization. We may be impacted by new regulations or interpretations by the MPSC, FERC or other regulatory bodies. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rate increases or require us to incur additional expenses. There is no assurance that our currently pending electric rate increases will be granted.

Credit ratings - Increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance could result in credit agencies reexamining our credit rating. Several of the credit agencies have placed a “negative outlook” on our ratings due primarily to the uncertainty regarding our electric rate case. A downgrade in our rating could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs.

Regional and national economic conditions – Our businesses follow the economic cycles of the customers we serve. Should national or regional economic conditions decline, reduced volumes of electricity we supply will result in decreased earnings and cash flow. Economic conditions in our service territory also impact our collections of accounts receivable.

Environmental laws and liability – We are subject to numerous environmental regulations. These regulations govern air emissions, water quality, wastewater discharge, and disposal of solid and hazardous waste. Compliance with these regulations can significantly increase capital spending, operating expenses and plant down times. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections, and other regulatory approvals. We may also incur liabilities because of our emission of gases that may cause changes in the climate. The regulatory environment is subject to significant change and, therefore, we cannot predict future issues.

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

Operation of nuclear facilities – Ownership of an operating nuclear generating plant subjects us to significant additional risks. These risks among others, include, but are not limited to, plant security, environmental regulation and remediation, and operational factors than can significantly impact the performance and cost of operating a nuclear facility.

Supply and price of raw materials – We are dependent on coal for much of our electrical generating capacity. Price fluctuation and supply disruptions could have a negative impact on our ability to profitably generate electricity. We have hedging policies in place to mitigate negative fluctuations in commodity supply prices.

Labor relations – Unions represent a majority of our employees. A union choosing to strike as a negotiating tactic would have an impact on our business. We have begun negotiations with unions for contracts expiring in 2004 and cannot predict the outcome. An unfavorable outcome, such as a strike, could adversely impact the business.

Unplanned outages –Unforeseen maintenance may be required to safely produce electricity or comply with environmental regulations. This occurrence could result in spot market purchases of electricity at costs that exceed our generation costs.

Access to capital markets and other financing efforts and interest rates – Our ability to access capital markets is important to operate our businesses. Heightened concerns about the energy industry, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. Changes in interest rates could increase our borrowing costs.

Property tax reform – We are one of the largest payers of property taxes in the state of Michigan. Should the legislature change how schools are financed, we could face increased property taxes on our Michigan facilities.

Insurance – While we have a comprehensive insurance program in place to provide coverage for various types of risks, catastrophic damage as a result of acts of God, terrorism, war or a combination of significant unforeseen events could impact our operations and economic losses might not be covered in full by insurance.

Terrorism – Damage to downstream infrastructure or our own assets by terrorist groups would impact our operations.

EMPLOYEES

We had 8,008 employees at December 31, 2003, of which 4,062 were represented by unions. Of the represented employees, 3,594 are under a contract that expires in June 2004. The contract of the remaining represented employees expires in 2005. We have begun negotiations on the labor contract that expires in June 2004 and cannot predict the outcome.

Item 3. Legal Proceedings

We are involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the period they are resolved. For additional discussion on legal matters, see the following Notes to the Consolidated Financial Statements:

Note	Title

4	Regulatory Matters
5	Nuclear Operations
12	Commitments and Contingencies

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

We paid cash dividends of $295 million in 2003 and in 2002 and $306 million in 2001.

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

We had net income of $246 million for 2003 compared to net income of $356 million for 2002. The comparability of earnings was impacted by the adoption of a new accounting rule in the 2003 first quarter. As required by generally accepted accounting principles, on January 1, 2003, we adopted a new accounting rule for asset retirement obligations as discussed in Note 2. The cumulative effect of adopting this new accounting rule was to reduce 2003 earnings by $6 million. Results were also affected by a $14 million net of tax loss on the sale of our steam heating business in January 2003.

Detroit Edison’s net income decreased $123 million in 2002 from 2001. The earnings comparability is affected by $186 million ($121 million net of tax) of merger and restructuring charges incurred as a result of the merger between Detroit Edison’s parent company, DTE Energy Company (DTE Energy), and MCN Energy Group Inc. (MCN Energy) in 2001.

Detroit Edison has the following two reportable segments.

ENERGY RESOURCES

Power Generation

The power generation plants of Detroit Edison comprise our regulated power generation business. Detroit Edison’s numerous fossil plants, its hydroelectric pumped storage plant and its nuclear plant generate electricity. The generated electricity, supplemented with purchased power, is sold principally throughout Michigan and the Midwest to residential, commercial, industrial and wholesale customers.

	2003	2002	2001
(in Millions)
Operating Revenues	$2,448	$2,711	$2,788
Fuel and Purchased Power	(920)	(1,048)	(1,231)

Gross Margin	1,528	1,663	1,557
Operation and Maintenance	(628)	(622)	(571)
Depreciation and Amortization	(224)	(331)	(385)
Taxes other than Income	(157)	(156)	(148)
Merger and Restructuring Charges (Note 3)	—	—	(72)

Operating Income	519	554	381
Other Income and (Deductions)	(149)	(189)	(184)
Income Tax Provision	(135)	(120)	(58)

Net Income	$235	$245	$139

Operating Income as a Percent of Operating Revenues	21%	20%	14%

Factors impacting income: Power Generation earnings decreased $10 million in 2003 and increased $106 million in 2002, compared to the prior year. As subsequently discussed, these results primarily reflect changes in gross margins, increased operation and maintenance expenses and the recording of higher regulatory deferrals, which lowered depreciation and amortization expenses.

Merger and restructuring charges associated with the 2001 MCN Energy acquisition also impacted the comparability of results. These charges represent costs associated with systems integration, relocation, legal, accounting and consulting services, as well as costs associated with a work force reduction plan. The plan included early retirement incentives and voluntary separation agreements for employees in overlapping corporate support areas.

Gross margins in 2003 declined $135 million due primarily to decreased cooling demand resulting from mild summer weather, lost margins from customers choosing to purchase power from alternative suppliers under the electric Customer Choice program and lost margins from the August 2003 blackout. Weather in 2003 was 38% milder than 2002 resulting in lost margins of $114 million. Detroit Edison lost 16% of retail sales in 2003 and 6% of such sales in 2002 as a result of customers choosing to purchase power from alternative suppliers under the electric Customer Choice program. We estimate that we lost $120 million of margins in 2003 under the electric Customer Choice program, an increase of $70 million over 2002. Lost Choice margins that we believe are recoverable under Michigan legislation are recorded as regulatory assets and therefore reduced depreciation and amortization expense as subsequently discussed. Gross margins benefited from a $.64 per MWh (4%) decline in fuel and purchased power costs reflecting the use of a more favorable power supply mix. The favorable mix is due to lower purchases, which is driven by lost sales under the electric Customer Choice program.

Gross margins in 2002 improved $106 million due primarily to significantly lower fuel and purchased power costs, partially offset by reduced operating revenues. The reduction in fuel and purchased power costs was driven by a $39.08 per MWh (50%) reduction in average purchased power prices from 2001 levels. The decline in operating revenues is attributable to commercial, industrial and wholesale customers. Commercial and industrial revenues were lower due to a full year’s impact of a 5% legislatively mandated rate reduction for customers that began in April 2001. Additionally, revenues from these retail customers were affected by customers switching to alternative suppliers under the electric Customer Choice program. Revenues from wholesale customers were reduced, reflecting lower power prices. Partially offsetting these revenue reductions was the impact of weather, resulting in a 10% increase in cooling demand during 2002.

	2003		2002		2001
(in Thousands of MWh)
Power Generated and Purchased
Power Plant Generation
Fossil
Coal	37,408	71%	37,381	64%	38,424	69%
Natural Gas & Other	644	1	1,636	3	1,287	2
Nuclear (Fermi 2)	8,114	16	9,301	16	8,555	16

	46,166	88	48,318	83	48,266	87
Purchased Power	6,354	12	9,807	17	7,482	13

System Output	52,520	100%	58,125	100%	55,748	100%

Average Unit Cost ($/MWh)
Generation (1)	$12.89		$12.53		$12.31

Purchased Power (2)	$41.73		$39.16		$78.24

Overall Average Unit Cost	$16.38		$17.02		$21.15

(1) Represents fuel costs associated with power plants.

(2) Includes amounts associated with hedging activities.

Operation and maintenance expense increased $6 million in 2003 and $51 million in 2002. Operation and maintenance expenses in 2003 were affected by $5 million in costs associated with the August 2003 blackout (Note 4) and a $69 million increase in employee pension and health care benefit costs, due to recent financial market performance, lower discount rates and increased health care trend rates. Partially offsetting these increases were benefits from the DTE Operating System, our company-wide initiative to pursue cost efficiencies as well as enhance operating performance. The DTE Operating System involves the application of tools and operating practices, which have resulted in inventory reductions and improvements in technology systems, among other enhancements. Operation and maintenance expenses in 2003 also benefited from $23 million in sales of emissions credits and lower employee incentive costs.

Operation and maintenance expenses in 2002 reflect $18 million in higher employee pension and health care benefit costs and $43 million in expenses associated with maintaining our generation fleet. The 2002 increase also includes a $5 million increase in allocations for corporate support services, as well as $11 million to fund the low income and energy efficiency fund. The funding of the low income and energy efficiency program was required under Michigan legislation and is recovered in current sales rates.

Depreciation and amortization expense decreased $107 million in 2003 and $54 million in 2002. The decrease in depreciation and amortization expense is attributable to the income effect of recording regulatory assets totaling $126 million in 2003 and $41 million in 2002 representing the deferral of net stranded and other costs we believe are recoverable under Public Act 141. The decline in 2002 also reflects the extension of the amortization period from seven years to 14 years for certain regulatory assets that were securitized in 2001. See Note 4 – Regulatory Matters. Partially offsetting these declines was increased depreciation associated with generation-related capital expenditures.

Other income and deductions declined $40 million in 2003 and increased $5 million in 2002. The reduction in 2003 is attributable to lower interest expense and increased interest income. Interest expense reflects lower borrowing levels and rates, and interest income includes the accrual of carrying charges on environmental-related regulatory assets.

Outlook – Future operating results are expected to vary as a result of external factors such as regulatory proceedings, new legislation, changes in market prices of power, changes in economic conditions and the levels of customer participation in the electric Customer Choice program.

As previously discussed, we expect to continue losing retail sales and margins in future years under the electric Customer Choice program until the inequities associated with this program are addressed. We will accrue as regulatory assets our unrecovered generation-related fixed costs due to electric Customer Choice that we believe are recoverable under Michigan legislation. We have addressed the issue of stranded costs in our June 2003 electric rate filing and are also pursuing a legislative solution. Additionally, we requested an increase in retail electric rates of $427 million annually to recover higher operating costs and the resumption of the PSCR mechanism. In February 2004, the MPSC authorized an interim base rate increase of $248 million annually. The actual timing and level of recovering stranded and operating costs will ultimately be determined by the MPSC or legislation. We cannot predict the outcome of these matters. See Note 4 – Regulatory Matters.

ENERGY DISTRIBUTION

Power Distribution

Power Distribution operations include the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

	2003	2002	2001
(in Millions)
Operating Revenues	$1,247	$1,343	$1,256
Fuel and Purchased Power	(19)	(26)	(10)
Operation and Maintenance	(724)	(649)	(511)
Depreciation, Depletion and Amortization	(249)	(246)	(246)
Taxes other than Income	(100)	(117)	(120)
Merger and Restructuring Charges	—	—	(114)

Operating Income	155	305	255
Other Income and (Deductions)	(128)	(136)	(132)
Income Tax Provision	(10)	(58)	(26)

Net Income	$17	$111	$97

Operating Income as a Percent of Operating Revenues	12%	23%	20%

Factors impacting income: Power Distribution earnings decreased $94 million during 2003 and increased $14 million in 2002, compared to the prior year. As subsequently discussed, these results primarily reflect changes in operating revenues and increased operation and maintenance expenses. Merger and restructuring charges associated with the 2001 MCN Energy acquisition also impacted the comparability of results.

Operating revenues declined $96 million in 2003 primarily due to mild summer weather and the impact of slower economic conditions affecting commercial and industrial sales. Operating revenues increased $87 million in 2002 reflecting higher residential sales attributable to greater cooling demand.

Below are volumes associated with the regulated power distribution business:

	2003	2002	2001
(in Thousands of MWh)
Electric Deliveries
Residential	15,074	15,958	14,503
Commercial	15,942	18,395	18,777
Industrial	12,254	13,590	14,430
Wholesale	2,241	2,249	2,159

	45,511	50,192	49,869
Electric Choice	7,281	3,510	1,268

Total Electric Deliveries	52,792	53,702	51,137

Operation and maintenance expense increased $75 million in 2003 and $138 million in 2002 reflecting higher costs associated with weather-related power outages, employee benefits, uncollectable accounts receivables, allocations for corporate support services, and customer service initiatives to improve customer satisfaction. Restoration costs associated with three catastrophic storms in 2003 and the August 2003 blackout totaled $76 million. We experienced an April ice storm, resulting in more than 400,000 customers losing power, a July windstorm, affecting over 190,000 customers, a November windstorm, affecting 160,000 customers, and the August blackout, affecting all 2.1 million of our customers. This compares with $49 million in costs in 2002 related to two catastrophic storms, as well as heat-related maintenance expenses due to prolonged periods of above normal summer temperatures and the related stress placed on our distribution system.

Employee pension and health care benefit costs increased $26 million in 2003 and $12 million in 2002 due to recent financial market performance, lower discount rates and increased health care trend rates. Uncollectable accounts expense increased $17 million in 2003 and decreased $1 million in 2002 reflecting higher past due amounts attributable to current economic conditions. Additionally, results for 2003 also reflect costs associated with customer service initiatives and a net of tax loss of $14 million on the sale of our non-strategic steam heating business (Note 3). Partially offsetting these increases were benefits from the DTE Operating System, as previously discussed, and lower employee incentive costs.

Taxes other than income decreased $17 million in 2003 and $3 million in 2002. The decline in 2003 is due to lower Michigan Single Business Taxes, reflecting reduced taxable earnings, and lower property taxes.

Outlook – Operating results are expected to vary as a result of external factors such as weather, changes in economic conditions and the severity and frequency of storms. Economic conditions and prior billing issues have resulted in an increase in past due receivables. We believe our allowance for doubtful accounts is based on reasonable estimates. However, failure to make continued progress in collecting our past due receivables would unfavorably affect operating results. As a result, we have organized a focused effort to address the credit and collection issues.

We experienced numerous catastrophic storms over the past few years. The effect of the storms on annual earnings ranged up to $70 million and was partially offset by storm insurance. We were unable to obtain storm insurance at economical rates in 2004 and as a result, we do not anticipate having insurance coverage at levels that would significantly offset unplanned expenses from ice storms, tornadoes, or high winds that damage our distribution infrastructure.

As previously mentioned, Detroit Edison filed a rate case in June 2003 to address future operating costs and other issues. Detroit Edison received an interim order in this rate case in February 2004. See Note 4 – Regulatory Matters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Detroit Edison has commodity price risk arising from market price fluctuations in conjunction with the anticipated purchase of electricity to meet its obligations during periods of peak demand. To limit our exposure to commodity price fluctuations, we have entered into a series of electricity forwards and option contracts. See Note 11 – Financial and Other Derivative Instruments for further discussion.

Interest Rate Risk

Detroit Edison estimates that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2003 would decrease $188 million and increase $199 million, respectively.

Credit Risk

We purchase and sell electricity from and to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We have negotiated or are currently involved in negotiations with each of the companies, or their successor companies, that have filed for bankruptcy protection. We regularly review contingent matters relating to purchase and sale contracts and record provisions for amounts considered probable of loss. We believe our accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements in the period they are resolved.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have audited the consolidated statement of financial position of The Detroit Edison Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows, and changes in shareholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Detroit Edison Company and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in connection with the required adoption of certain new accounting principles, in 2003 the Company changed its method of accounting for asset retirement obligations, and in 2001 changed its method for accounting for derivative instruments and hedging activities.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 1, 2004

The Detroit Edison Company
Consolidated Statement of Operations

	Year Ended December 31

	2003	2002	2001
(in Millions)
Operating Revenues	$3,695	$4,054	$4,044

Operating Expenses
Fuel and purchased power	939	1,074	1,241
Operation and maintenance	1,352	1,271	1,082
Depreciation and amortization	473	577	631
Taxes other than income	257	273	268
Merger and restructuring charges (Note 3)	—	—	186

	3,021	3,195	3,408

Operating Income	674	859	636

Other (Income) and Deductions
Interest expense	284	311	306
Interest income	(7)	(1)	(3)
Other income	(93)	(36)	(63)
Other expense	93	51	76

	277	325	316

Income Before Income Taxes	397	534	320

Income Tax Provision	145	178	84

Income Before Accounting Change	252	356	236
Cumulative Effect of Accounting Change (Note 2)	(6)	—	(3)

Net Income	$246	$356	$233

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statement of Financial Position

	December 31

	2003	2002
(in Millions)
Assets
Current Assets
Cash and cash equivalents	$6	$36
Restricted cash	82	131
Accounts receivable
Customer (less allowance for doubtful accounts of $51 and $48, respectively)	291	325
Accrued unbilled revenues	196	177
Other	169	142
Inventories
Fuel	108	126
Materials and supplies	124	130
Other	29	14

	1,005	1,081

Investments
Nuclear decommissioning trust funds	518	417
Other	54	82

	572	499

Property
Property, plant and equipment	12,671	12,121
Less accumulated depreciation (Note 2)	(5,339)	(5,097)

	7,332	7,024

Other Assets
Regulatory assets (Note 4)	2,000	1,143
Securitized regulatory assets (Note 4)	1,527	1,613
Other	113	128

	3,640	2,884

Total Assets	$12,549	$11,488

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statement of Financial Position

	December 31

	2003	2002
(in Millions, Except Shares)
Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$211	$238
Accrued interest	76	83
Dividends payable	74	74
Accrued payroll	27	24
Short-term borrowings	100	—
Current portion long-term debt, including capital leases	144	319
Other	344	358

	976	1,096

Other Liabilities
Deferred income taxes	1,783	1,501
Regulatory liabilities (Notes 2 and 4)	254	37
Asset retirement obligations (Note 2)	819	—
Asset removal costs (Note 2)	—	227
Unamortized investment tax credit	135	146
Nuclear decommissioning (Notes 2 and 5)	67	416
Accrued pension liability	321	561
Other	584	447

	3,963	3,335

Long-Term Debt (net of current portion) (Note 8)
Mortgage bonds, notes and other	3,076	3,270
Securitization bonds	1,496	1,585
Capital lease obligations	75	80

	4,647	4,935

Commitments and Contingencies (Notes 4, 5 and 12)
Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 134,287,832 shares issued and outstanding	1,343	1,343
Premium on common stock	977	507
Common stock expense	(44)	(44)
Retained earnings	686	735
Accumulated other comprehensive income (loss)	1	(419)

	2,963	2,122

Total Liabilities and Shareholder’s Equity	$12,549	$11,488

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statement of Cash Flows

	Year Ended December 31

	2003	2002	2001
(in Millions)
Operating Activities
Net Income	$246	$356	$233
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	473	577	631
Merger and restructuring charges	—	—	147
Deferred income taxes	32	(52)	(72)
Loss on sale of assets	21	—	—
Cumulative effect of accounting change	6	—	3
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(13)	(123)	204

Net cash from operating activities	765	758	1,146

Investing Activities
Plant and equipment expenditures	(580)	(685)	(673)
Proceeds from sale of assets	2	—	—
Restricted cash for debt redemptions	49	(63)	(68)
Other investments	(76)	(143)	(145)

Net cash used for investing activities	(605)	(891)	(886)

Financing Activities
Issuance of long-term debt	49	570	2,679
Redemption of long-term debt	(504)	(318)	(1,271)
Short-term borrowings, net	100	—	(245)
Capital contribution by parent company	470	—	—
Capital lease obligations	(10)	(3)	(80)
Repurchase of common stock	—	—	(846)
Dividends on common stock	(295)	(295)	(306)

Net cash used for financing activities	(190)	(46)	(69)

Net Increase (Decrease) in Cash and Cash Equivalents	(30)	(179)	191
Cash and Cash Equivalents at Beginning of the Period	36	215	24

Cash and Cash Equivalents at End of the Period	$6	$36	$215

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity and
Comprehensive Income

			Premium			Accumulated
	Common Stock		On	Common		Other
			Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Income (Loss)	Total
(Dollars in Millions, Shares in Thousands)
Balance, December 31, 2000	145,120	$1,451	$548	$(48)	$1,772	—	$3,723

Net income	—	—	—	—	233	—	233
Dividends declared on Common stock	—	—	—	—	(301)	—	(301)
Distribution of International Transmission Company to Parent	—	—	—	—	(327)	—	(327)
Repurchase and retirement of common stock	(10,832)	(108)	(41)	4	(701)	—	(846)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	(23)	(23)
Other	—	—	—	—	(1)	—	(1)

Balance, December 31, 2001	134,288	1,343	507	(44)	675	(23)	2,458

Net income	—	—	—	—	356	—	356
Dividends declared on Common stock	—	—	—	—	(296)	—	(296)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	21	21
Other						(417)	(417)

Balance, December 31, 2002	134,288	1,343	507	(44)	735	(419)	2,122

Net income	—	—	—	—	246	—	246
Dividends declared on Common stock	—	—	—	—	(295)	—	(295)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	3	3
Pension obligation (Note 13)	—	—	—	—	—	417	417
Capital contribution by parent company	—	—	470	—	—	—	470

Balance, December 31, 2003	134,288	$1,343	$977	$(44)	$686	$1	$2,963

The following table displays comprehensive income (loss):

	2003	2002	2001
(in Millions)
Net income	$246	$356	$233

Other comprehensive income (loss), net of tax:
Net unrealized losses on derivatives:
Gains or (losses) arising during the period, net of taxes of $4, $- and $(24)	8	(1)	(42)
Amounts reclassified to earnings, net of taxes of $(3), $11 and $10	(5)	22	19

	3	21	(23)
Pension obligations, net of taxes of $224, $(224) and $-	417	(417)	—

Comprehensive income (loss)	$666	$(40)	$210

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Notes to Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” For a detailed discussion of FIN 46-R see Note 2 – New Accounting Pronouncements.

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

We reclassified certain prior year balances to match the current year’s financial statement presentation.

Revenues

Revenues from the sale and delivery of electricity are recognized as services are provided. We record revenues for electric services provided but unbilled at the end of each month. Under agreement with the MPSC, we were not allowed to raise rates through 2003.

Comprehensive Income

We comply with SFAS No. 130, “Reporting Comprehensive Income,” that established standards for reporting comprehensive income. SFAS No. 130 defines comprehensive income as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to other comprehensive income include unrealized derivative gains and losses under SFAS No. 133, and minimum pension liabilities as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions,” at December 31, 2003. The minimum pension liability was reclassified to a regulatory asset during 2003 (Note 4).

	Net	Minimum	Accumulated
	Unrealized	Pension	Other
	Losses on	Liability	Comprehensive
	Derivatives	Adjustment	Income (Loss)
(in Millions)
Beginning balance	$(2)	$(417)	$(419)
Current-period change	3	417	420

Ending balance	$1	$—	$1

Inventories

We value fuel inventory and materials and supplies at average cost.

Property, Retirement and Maintenance, and Depreciation and Depletion

Summary of property by classification as of December 31:

	2003	2002
(in Millions)
Property, Plant and Equipment
Electric Utility
Generation	$6,938	$6,515
Distribution	5,733	5,606

Total	12,671	12,121

Less Accumulated Depreciation and Depletion
Electric Utility
Generation	(3,231)	(3,046)
Distribution	(2,108)	(2,051)

Total	(5,339)	(5,097)

Net Property, Plant and Equipment	$7,332	$7,024

Property is stated at cost and includes construction-related labor, materials and overheads. The cost of properties retired, less salvage, are charged to accumulated depreciation.

Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2. Approximately $37 million of expenses related to the anticipated Fermi 2 refueling outage scheduled for 2004 are being accrued on a pro-rata basis over an 18-month period that began in May 2003. We have utilized the accrue-in-advance policy for nuclear refueling outage costs since the Fermi 2 plant was placed in service in 1988. This method also matches the regulatory recovery of these costs in rates set by the MPSC.

We base depreciation provisions for utility property on straight-line and units of production rates approved by the MPSC. The composite depreciation rate for Detroit Edison was 3.4 % in 2003, 2002 and 2001.

The average estimated useful life for each class of property, plant and equipment as of December 31, 2003 follows:

Estimated Useful Lives in Years

Utility	Generation	Distribution

Electric	39	37

We credit depreciation and amortization expense when we establish regulatory assets for stranded costs related to the electric Customer Choice program and deferred environmental expenditures.

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

Software Costs

We capitalize the costs associated with computer software we develop or obtain for use in our business. We amortize computer software costs on a straight-line basis over expected periods of benefit once the installed software is ready for its intended use.

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

Insured and Uninsured Risks

We have a comprehensive insurance program in place to provide coverage for various types of risks. Our insurance policies cover risk of loss from various events, including catastrophic storms, general liability, workers’ compensation, auto liability, property and directors and officers liability.

Under our risk management policy, we self-insure portions of certain risks up to specified limits, depending on the type of exposure. We periodically review our insurance coverages and during 2003, we reviewed our process for estimating and recognizing reserves for self-insured risks. As a result of this review, we revised the process for estimating liabilities under our self-insured layers to include an actuarially determined estimate of “incurred but not reported” (IBNR) claims. This revision resulted in the recording of an additional liability and reduced earnings in 2003 by approximately $15 million, primarily related to general liability and workers’ compensation exposures. We intend to have an actuarially determined estimate of our IBNR liability prepared annually and will adjust the related reserve as appropriate.

Investments in Debt and Equity Securities

We generally classify investments in debt and equity securities as either trading or available-for-sale and have recorded such investments at market value with unrealized gains or losses included in the Consolidated Statement of Operations or in other comprehensive income or loss, respectively. Changes in the fair value of certain other investments are recorded as adjustments to regulatory assets or liabilities.

Consolidated Statement of Cash Flows

We consider investments purchased with a maturity of three months or less to be cash equivalents. Cash contractually designated for debt service is classified as restricted cash.

	2003	2002	2001
(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$13	$40	$4
Accrued unbilled receivables	(19)	(47)	58
Inventories	18	34	13
Accounts payable	(27)	(78)	67
Accrued payroll	3	(65)	(65)
Income taxes payable	(24)	(75)	7
General taxes	(7)	(2)	8
Risk management and trading activities	(7)	(32)	33
Pension contributions	(222)	(35)	(35)
Postretirement obligation	73	58	27
Other	186	79	87

	$(13)	$(123)	$204

Other cash and non-cash investing and financing activities for the years ended December 31 were as follows:

	2003	2002	2001
(in Millions)
Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$291	$312	$277
Income taxes paid	153	308	157
Noncash Investing and Financing Activities
Distribution of International Transmission Company to parent	$—	—	327

See the following notes for other accounting policies impacting our financial statements.

Note	Title

2	New Accounting Pronouncements
4	Regulatory Matters
7	Income Taxes
11	Financial and Other Derivative Instruments
13	Retirement Benefits and Trusteed Assets

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 required that as of the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be reported in net income or other comprehensive income as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 on January 1, 2001 was an decrease in net income of $3 million and an increase in other comprehensive loss of $13 million.

Effective July 1, 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. Our financial statements were not impacted by the adoption of SFAS No. 149.

See Note 11 – Financial and Other Derivative Instruments for additional information.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. As of the date of adoption, we had no goodwill.

In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. Our intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $30 million in 2003, $36 million in 2002 and $38 million in 2001. There were no material acquisitions of intangible assets during 2003 and 2002. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2003 were $352 million and $250 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2002 were $357 million and $269 million, respectively. Amortization expense of intangible assets is estimated to be $28 million annually for 2004 through 2008.

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

As a result of adopting SFAS No. 143 on January 1, 2003, we recorded a plant asset of $278 million with offsetting accumulated depreciation of $103 million, a retirement obligation liability of $771 million and reversed previously recognized obligations of $366 million, principally nuclear decommissioning liabilities. We also recorded a cumulative effect amount related to regulated operations as a regulatory asset of $221 million, and a cumulative effect charge against earnings of $6 million (net of tax of $9 million) for 2003.

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

The impact on the twelve-month period of 2003 of SFAS No. 143 and the pro-forma effect for the comparable 2002 periods as if SFAS No. 143 had been adopted at January 1, 2002 are immaterial.

A reconciliation of the asset retirement obligation for the 2003 twelve-month period follows:

(In Millions)
Asset retirement obligations at January 1, 2003	$771
Accretion	52
Liabilities settled	(4)

Asset retirement obligations at December 31, 2003	$819

SFAS No. 143 also requires the quantification of the estimated cost of removal obligations arising from other than legal obligations, which have been accrued through depreciation charges. At December 31, 2002, we reclassified approximately $227 million of previously accrued asset removal costs related to our regulated operations, which had been previously netted against accumulated depreciation, to an asset removal cost liability. At December 31, 2003, we reclassified approximately $238 million of these accrued asset removal obligations to regulatory liabilities.

Exit and Disposal Activities

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this statement had no impact on our consolidated financial statements.

Consolidation of Variable Interest Entities

In January 2003, FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” was issued and requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have controlling interests, the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties, or equity investors do not share proportionally in gains or losses. FIN 46 was applicable (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created before February 1, 2003.

In October 2003, the FASB issued Staff Position No. FIN 46-6, which allowed for the deferral of the effective date for applying the provisions of Interpretation No. 46 for all interests in variable interest entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003.

In December 2003, the FASB issued FIN 46-Revised (FIN 46-R) which clarified and replaced FIN 46. FIN 46-R again deferred the adoption of its provisions until periods ending after March 15, 2004, however, application is required for periods ended after December 15, 2003 for public entities that have interests in special-purpose entities. FIN 46-R defines special purpose entities as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. In addition, FIN 46-R provides for further scope exceptions, including an exception for entities that are deemed to be a business, provided certain conditions are met.

Detroit Edison had a ‘synthetic lease,’ relating to certain railcars and other coal transportation-related equipment. FIN 46 would have required the consolidation of the related leasing company. However, Detroit Edison refinanced this lease into a traditional operating lease during the 2003 third quarter.

We continue to evaluate all of our cost and equity method investments created prior to February 1, 2003 to determine whether those entities are variable interest entities that require consolidation. The effects of adopting the provisions of FIN 46-R to those entities are not expected to have a material effect on our financial statements.

Financial Instruments with Characteristics of Liabilities and Equity

Effective July 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.

The adoption of SFAS No. 150 did not impact our financial statements.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Acquisition of MCN Energy

On May 31, 2001, our parent company, DTE Energy, completed the acquisition of MCN Energy. We incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges of $20 million ($13 million after tax) in 2001 and $25 million ($16 million after tax) in 2000, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $166 million ($108 million after tax) in 2001, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 890 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing Detroit Edison’s earnings by $186 million ($121 million after tax) in 2001. Approximately $39 million of the merger and restructuring charges were paid as of December 31, 2001 and remaining benefit payments have been or will be paid from retirement plans.

Disposition of Steam Heating Business

In January 2003, we sold our steam heating business to Thermal Ventures II, LLP. This disposition is consistent with our strategy of divestiture of non-strategic assets. Due to our continuing involvement in the steam heating business, including the commitment to purchase $150 million in steam for resale through 2008, fund certain capital improvements and guarantee the buyer’s credit facility, we recorded a net of tax loss of approximately $14 million in 2003. As a result of our continuing involvement, this transaction is not considered a sale for accounting purposes. The steam heating business had assets of $6 million at December 31, 2002, and had net losses of $12 million in 2002 and net income of $3 million in 2001. See Note 12 – Commitments and Contingencies.

NOTE 4 - REGULATORY MATTERS

Regulation

Detroit Edison is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to retail rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison is also regulated by the FERC with respect to financing authorization and wholesale electric activities.

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

In June 2000, the Customer Choice and Electric Reliability Act (PA 141) was enacted into law providing the regulatory framework to maintain cost-based rates for retail customers and ensuring the recovery of all amounts of generation-related stranded costs from choice customers. Subsequent MPSC orders developed a cost-based methodology to determine the amount of our net stranded costs to be recovered from choice customers. Since the rates for retail customers and the recovery of net stranded costs that are set by the regulator recover Detroit Edison’s generation costs and are billed and recovered from full service and choice customers, the criteria of SFAS No. 71 are satisfied. In addition, we believe we have both the legislative and regulatory authority to defer regulatory costs and to begin recovery of such costs starting in 2004 after the PA 141 mandated rate freeze expires. The SEC had no objection to Detroit Edison resuming application of SFAS No. 71 for its generation business in the fourth quarter of 2002. Detroit Edison recorded $15 million of additional regulatory assets for the equity component of Allowance for Funds Used During Construction and costs related to reacquired debt that was refinanced with lower cost debt. Prior period financial statements were not restated due to the immaterial effect of retroactively applying SFAS No. 71 to Detroit Edison’s generation business.

Regulatory Assets and Liabilities

SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes or changes in the competitive environment could result in the company discontinuing the application of SFAS No. 71 for some or all of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued application of SFAS No. 71 to Detroit Edison.

The following are the balances of the regulatory assets and liabilities at December 31:

	2003	2002
(in Millions)
Assets
Securitized regulatory assets	$1,527	$1,613
Recoverable income taxes related to securitized regulatory assets	837	884
Minimum pension liability	583	—
Asset retirement obligation	192	—
Other recoverable income taxes	114	118
Recoverable costs under PA 141
Net stranded costs	68	10
Deferred Clean Air Act Expenditures	54	11
Midwest Independent System Operator charges	21	9
Transmission integration costs	10	10
Electric Choice implementation costs	84	76
Enhanced Security Costs	6	—
Unamortized loss on reacquired debt	28	20
Other	3	5

Total Assets	$3,527	$2,756

Liabilities
Asset removal costs	$238	$—
Excess securitized savings	14	35
Customer Refund – 1997 Storm	2	2

Total Liabilities	$254	$37

Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to Public Act (PA) 142 and an MPSC Order. A non-bypassable securitization bond surcharge recovers the securitized regulatory asset over a fourteen-year period ending in 2015.

Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax.

Recoverable minimum pension liability — An additional minimum pension liability was recorded in 2002 and 2003 (Note 13). The traditional rate setting process allows for the recovery of pension costs as measured by generally accepted accounting principles. Accordingly, the minimum pension liability associated with regulated operations is recoverable.

Asset retirement obligation — Asset retirement obligations were recorded pursuant to adoption of SFAS No. 143 in 2003. These obligations are primarily for Fermi 2 decommissioning costs that are recovered in rates.

Other recoverable income taxes — Income taxes receivable from Detroit Edison’s customers representing the difference in property-related deferred income taxes payable and amounts previously reflected in Detroit Edison’s rates.

Net stranded costs — PA 141 permits, after MPSC authorization, the full recovery of fixed cost deficiency associated with the electric Customer Choice program. Net stranded costs occur when fixed cost related revenues do not cover the fixed cost revenue requirements.

Deferred Clean Air Act expenditures — PA 141 permits, after MPSC authorization, the recovery of and a return on Clean Air Act expenditures.

Midwest Independent System Operator charges — PA 141 permits, after MPSC authorization, the recovery of charges from a regional transmission operator such as the Midwest Independent System Operator.

Transmission integration costs — PA 141 permits, after MPSC authorization, the recovery of transmission integration costs.

Electric Choice implementation costs — PA 141 permits, after MPSC authorization, the recoverability of costs incurred associated with the implementation of the electric Customer Choice program. A deferred return of 7% is also being accrued on the unrecovered balance.

Enhanced security costs — PA 141 permits, after MPSC authorization, the recovery of enhanced homeland security costs for an electric generating facility.

Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

Excess securitization savings — Savings associated with the 2001 securitization of Fermi 2 and other costs are refundable to Detroit Edison’s customers.

Customer Refund – 1997 Storm — The over collection of the 1997 storm costs, which are refundable to Detroit Edison customers after January 1, 2004.

Electric Transitional Rate Plan

Rate Request — In June 2003, Detroit Edison filed an application with the MPSC requesting a change in retail electric rates, resumption of the Power Supply Cost Recovery (PSCR) mechanism, and recovery of net stranded costs. The application requested a base rate increase for both full service and electric Customer Choice customers totaling $416 million annually (approximately 12% increase) in 2006, with a three year phase-in starting in 2004 as the caps on customer rates expire, as subsequently discussed. Detroit Edison proposed that the $416 million increase be allocated between full service customers ($265 million) and electric Customer Choice customers ($151 million). In November 2003, Detroit Edison increased its original rate request by $11 million to $427 million. The rate request also seeks a five-year surcharge totaling $109 million from both full service and electric Customer Choice customers to recover certain deferred regulatory asset balances, including electric Customer Choice program implementation costs, return on and of clean air investments made prior to inclusion in base rates and net stranded costs for years prior to 2004. Detroit Edison requested authority to increase rates on an interim basis by $299 million annually to all customers not subject to a rate cap. PA 141 became effective in June 2000 and contains provisions freezing rates through 2003 and preventing rate increases for residential customers through 2005 and for small commercial and industrial customers through 2004. Detroit Edison requested the MPSC act on our interim request in order to be effective January 1, 2004. Concurrent with the issuance of an order for interim rate relief, Detroit Edison requested reinstatement of the PSCR mechanism. The PSCR mechanism allows Detroit Edison to recover through rates its fuel and purchased power expenses. The PSCR was suspended by the MPSC following passage of PA 141. Detroit Edison also proposed that base rates for the customer classes still subject to rate caps in 2004 and 2005 remain frozen and not be subject to the PSCR mechanism until the caps expire.

A summary of the total rate increase request follows:

(in Millions)
Base Rate Revenue Deficiency	$553
PSCR Savings/Choice Mitigation	(126)

Base Rate Increase	427
Regulatory Asset Recovery Surcharge	109

Total	$536

Phase in By Year
2004	$299
2005	57
2006	180

Total	$536

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

As previously discussed, Detroit Edison requested that its PSCR clause remain suspended and that implementation of a new PSCR factor not begin until the date of the MPSC order authorizing adequate and compensatory relief. Detroit Edison also proposed an adjustment whereby the revenues from the sale of excess capacity and off-system energy would be used to mitigate the effect of stranded costs. In December 2003, the MPSC issued an order that reinstated the PSCR clause on January 1, 2004 and did not rule on the mitigation adjustment proposed by Detroit Edison. Detroit Edison has filed an appeal of this order with the Michigan Court of Appeals.

MPSC Interim Rate Order — On February 20, 2004, the MPSC issued an order for interim rate relief. The order authorized an interim increase in base rates, a transition charge for customers participating in the electric Customer Choice program and a new PSCR factor.

The interim base rate increase totaled $248 million annually, effective February 21, 2004, and is applicable to all customers not subject to the rate cap. The increase will be allocated to both full service customers ($240 million) and electric Customer Choice customers ($8 million). However, because of the rate caps under PA 141, not all of the increase will be recognized in 2004. Additionally, the MPSC terminated certain transition credits and authorized a uniform 4 mills per kWh transition charge to Choice customers which is designed to result in $30 million in revenues, based on an estimated 7,565 gWh level of Choice sales volumes. The MPSC concluded that the implementation of transition charges, coupled with the termination of transition credits, will reduce the anticipated volume of Choice sales resulting in an additional $30 million in margins. The MPSC also authorized a PSCR factor for all customers, a credit of 1.05 mills per kWh compared to the 2.04 mills per kWh charge previously in effect. However, the MPSC order will allow Detroit Edison to increase base rates for customers still subject to the cap in an equal and offsetting amount with the change in the PSCR factor to maintain the total capped rate levels currently in effect for these customers.

Although the base rate increase totaled $248 million, the interim order is only designed to result in an increase in 2004 revenues of $71 million. This lower amount is a result of the rate caps, the February 21, 2004 effective date and the PSCR adjustment. Amounts collected will be subject to refund pending a final order in this rate case.

As part of the interim order, the MPSC approved Detroit Edison’s request to recover pension and healthcare expenses included in the rate filing. The recovery is conditioned on Detroit Edison making minimum annual prorated pension contributions equal to the amount of expense reflected in rates during the period that the authorized interim rates are in effect. Detroit Edison has agreed to comply with this requirement through the interim period until a final order is issued in this case. Additionally, the MPSC interim order requires Detroit Edison to continue funding the Low Income Energy Efficiency Fund at $40 million annually.

The MPSC deferred addressing other items in the rate request, including a surcharge to recover regulatory assets, until a final rate order is issued which is expected in the third quarter of 2004. We cannot predict the amount of final rate relief that will be granted by the MPSC.

Electric Industry Restructuring

Electric Rates, Customer Choice and Stranded Costs — PA 141 provided Detroit Edison with the right to recover net stranded costs, codified and established January 1, 2002 as the date for full implementation of the MPSC’s existing electric Customer Choice program, and required the MPSC to reduce residential electric rates by 5%. At that time, PA 142 also became effective. PA 142 provided for the recovery through securitization of “qualified costs” which consist of an electric utility’s regulatory assets, plus various costs associated with, or resulting from, the establishment of a competitive electric market and the issuance of securitization bonds.

Acting pursuant to PA 141, in an order issued in June 2000, the MPSC reduced Detroit Edison’s residential electric rates by 5% and imposed a rate freeze for all classes of customers through 2003. In April 2001, commercial and industrial rates were lowered by 5% as a result of savings derived from the issuance of securitization bonds in March 2001, as subsequently discussed.

Certain costs may be deferred and recovered once rates can be increased. This rate cap may be lifted when certain market test provisions are met, specifically, when an electric utility has no more than 30% of generation capacity in its relevant market, with consideration for capacity needed to meet a utility’s responsibility to serve its retail customers. Statewide, multi-utility transmission system improvements also are required. In May 2003, Detroit Edison submitted filings with the MPSC regarding its compliance with the provisions of PA 141 related to market test and transmission system improvements. Detroit Edison entered into a settlement agreement with interested parties, indicating that the market power test provisions of PA 141 had been met. The MPSC approved the settlement agreement on February 20, 2004.

As required by PA 141, the MPSC conducted a proceeding to develop a methodology for calculating the net stranded costs associated with electric Customer Choice. In a December 2001 order, the MPSC determined that Detroit Edison could recover net stranded costs associated with the fixed cost component of its electric generation operations. Specifically, there would be an annual proceeding or true-up before the MPSC reconciling the receipt of revenues associated with the fixed cost component of its generation services to the revenue requirement for the fixed cost component of those services, inclusive of an allowance for the cost of capital. Any resulting shortfall in recovery, net of mitigation, would be considered a net stranded cost. The MPSC, in its December 2001 order, also determined that Detroit Edison had no net stranded costs in 2000 and consequently established a zero net stranded cost transition charge for billing purposes in 2002. The MPSC authorized Detroit Edison to establish a regulatory asset to defer recovery of its incurred stranded costs, subject to review in a subsequent annual net stranded cost proceeding. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to electric Customer Choice bills in 2002. In addition, the MPSC ordered an additional credit on bills equal to the 5% rate reduction realized by full service customers. Both credits were to be funded from savings derived from securitization. The December 2001 order, coupled with lower wholesale power prices, has encouraged additional customer participation in the electric Customer Choice program and has resulted in the loss of margins attributable to generation services. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification of the December 2001 order. In June 2002, Detroit Edison filed an appeal of the MPSC order at the Michigan Court of Appeals, challenging the legality of specific aspects of the MPSC order. The Court of Appeals denied Detroit Edison’s appeal.

In May 2002, Detroit Edison submitted its 2001 net stranded cost filing with the MPSC. The filing provided refinements to the MPSC Staff’s calculation of net stranded costs that was adopted in the December 2001 order, sought more timely recovery of net stranded costs, and addressed issues raised by the continuation of securitization offsets and rate reduction equalization credits. The filing supported that Detroit Edison had no net stranded costs in 2000 and $13 million of recoverable net stranded costs attributable to electric Customer Choice in 2001. In the fourth quarter of 2002, Detroit Edison recorded an estimated regulatory asset of $10 million for the 2001 net stranded costs based on the MPSC Staff’s report. In July 2003, the MPSC issued an order finding that Detroit Edison had no net stranded costs in 2000 and 2001 and established a zero net stranded cost transition charge for billing purposes in 2003. In addition, this order clarified the inclusion of revenue discounts granted customers under special contracts in the net stranded cost calculation, but declined to rule on the proposed modifications to the method for determining net stranded costs. Detroit Edison filed a petition for rehearing of the July 2003 order, which the MPSC denied in December 2003. Detroit Edison has appealed. During each quarter of 2003, Detroit Edison recorded a regulatory asset representing an estimate of the cumulative stranded costs as of that period. As a result of the MPSC July 2003 order and the related clarifying language, we recalculated net stranded costs for 2002 and 2003. Our revised and ongoing calculations conclude that the $68 million of net stranded costs recorded as of December 31, 2003 is appropriate.

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

Detroit Edison formed The Detroit Edison Securitization Funding LLC (Securitization LLC), a wholly owned subsidiary, for the purpose of securitizing its qualified costs. In March 2001, the Securitization LLC issued $1.75 billion of Securitization Bonds, and Detroit Edison sold $1.75 billion of qualified costs to the Securitization LLC. The Securitization Bonds mature over a 14-year period and have an annual average interest rate of 6.3% over the life of the bonds. Detroit Edison used the proceeds to retire debt and equity in approximately equal amounts. DTE Energy corporate likewise retired approximately 50% debt and 50% equity with the proceeds received as the sole shareholder of Detroit Edison. Detroit Edison implemented a non-bypassable surcharge on its customer bills, effective in March 2001, for the purpose of collecting amounts sufficient to provide for the payment of interest and principal and the payment of income tax on the additional revenue from the surcharge. As a result of securitization, Detroit Edison established a regulatory asset for securitized costs including costs that had previously been recorded in other regulatory asset accounts.

The Securitization LLC is independent of Detroit Edison, as is its ownership of the qualified costs. Due to principles of consolidation, qualified costs sold by Detroit Edison to the Securitization LLC and the securitization bonds appear on the company’s consolidated statement of financial position. The company makes no claim to these assets. Ownership of such assets has vested in the Securitization LLC and been assigned to the trustee for the Securitization Bonds. Funds collected by Detroit Edison, acting in the capacity of a servicer for the Securitization LLC, are remitted to the trustee for the Securitization Bonds. Neither the qualified costs which were sold nor funds collected from Detroit Edison’s customers for the payment of costs related to the Securitization LLC and Securitization Bonds are available to Detroit Edison’s creditors.

Low-Income Energy Assistance Credit — In October 2003, Detroit Edison filed an application with the MPSC to implement a low-income energy assistance credit for residential electric customers. The proposed 2.6 cent per kilowatthour credit is expected to assist many low-income customers who are experiencing difficulties in paying their electric bills due to poor economic conditions in Detroit Edison’s service area. Detroit Edison proposed to fund the low-income energy assistance credit by utilizing excess securitization savings currently being used to provide credits to electric Choice Customers. In January 2004, the MPSC issued an order implementing a 1 cent per kilowatthour low-income energy assistance credit for residential electric customers and terminated the rate equalization credit for uncapped electric Customer Choice customers.

Excess Securitization Savings — In January 2004, the MPSC issued an order directing Detroit Edison to file a report by March 15, 2004, of the accounting of the savings due to securitization and the application of those savings through December 2003. In addition, Detroit Edison was requested to include in the report an estimate of the foregone carrying cost associated with the excess securitization savings.

Blackout Costs

On August 14, 2003, failures in the regional power transmission grid caused nine of Detroit Edison’s power plants to trip offline, which left virtually all of its 2.1 million customers without power. We estimate that amounts expensed in 2003 related to the blackout, excluding lost margins, were approximately $25 million ($16 million net of tax). In October 2003, Detroit Edison filed an accounting application with the MPSC requesting authority to defer outage related costs associated with the blackout until a future rate proceeding to recover outage costs from customers in a manner consistent with the provisions of PA 141. We anticipate an accounting order in the third quarter of 2004.

Minimum Pension Liability

In December 2002, we recorded an additional minimum pension liability as required under SFAS No. 87, “Employers’ Accounting for Pensions,” with offsetting amounts to an intangible asset and other comprehensive income. During the first quarter of 2003, the MPSC Staff provided an opinion that the MPSC’s traditional rate setting process allowed for the recovery of pension costs as measured by SFAS No. 87. Based on the MPSC Staff opinion, management believes that it will be allowed to recover in rates the minimum pension liability associated with its regulated operations. In 2003, we reclassified approximately $583 million ($379 million net of tax) of other comprehensive loss associated with the minimum pension liability to a regulatory asset.

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

NOTE 5 – NUCLEAR OPERATIONS

General

Fermi 2, our nuclear generating plant, began commercial operation in 1988. Fermi 2 has a design electrical rating (net) of 1,150 megawatts. This plant represents approximately 10% of Detroit Edison’s summer net rated capability. The net book balance of the Fermi 2 plant was written off at December 31, 1998, and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset was securitized. See Note 4 - Regulatory Matters. Detroit Edison also owns Fermi 1, a nuclear plant that was shut down in 1972 and is currently being decommissioned. The Nuclear Regulatory Commission (NRC) has jurisdiction over the licensing and operation of Fermi 2 and the decommissioning of Fermi 1.

Property Insurance

Detroit Edison maintains several different types of property insurance policies specifically for the Fermi 2 plant. These policies cover such items as replacement power and property damage. The Nuclear Electric Insurance Limited (NEIL) is the primary supplier of these insurance polices.

Detroit Edison maintains a policy for extra expenses, including replacement power costs necessitated by Fermi 2’s unavailability due to an insured event. These policies have a 12-week waiting period and provide an aggregate $490 million of coverage over a three-year period.

Detroit Edison has $500 million in primary coverage and $2.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion.

For multiple terrorism losses caused by acts of terrorism not covered under the Terrorism Risk Insurance Act (TRIA) of 2002 occurring within one year after the first loss from terrorism, the NEIL policies would make available to all insured entities up to $3.2 billion plus any amounts recovered from reinsurance, government indemnity, or other sources to cover losses.

Under the NEIL policies, Detroit Edison could be liable for maximum assessments of up to approximately $28 million per event if the loss associated with any one event at any nuclear plant in the United States should exceed the accumulated funds available to NEIL.

Public Liability Insurance

As required by federal law, Detroit Edison maintains $300 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 1988 (Act), deferred premium charges up to $101 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities. The Act expired on August 1, 2002. During 2003, the U.S. Congress extended the Act for commercial nuclear facilities through December 31, 2003. However, provisions of the Act remain in effect for existing commercial reactors. Legislation to extend the Act in conjunction with comprehensive energy legislation is currently under debate in Congress. We cannot predict whether the legislation will pass the Congress.

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

Detroit Edison has established a restricted external trust to hold funds collected from customers for decommissioning and the disposal of low-level radioactive waste. Detroit Edison collected $36 million in 2003, $42 million in 2002 and $38 million in 2001 from customers for decommissioning and low-level radioactive waste disposal. Net unrealized investment gains of $62 million and losses of $39 million in 2003 and 2002, respectively, were recorded as adjustments to the nuclear decommissioning trust funds and regulatory assets. At December 31, 2003, investments in the external trust consisted of approximately 54.8% in publicly traded equity securities, 44.4% in fixed debt instruments and 0.8% in cash equivalents.

At December 31, 2003 and 2002, Detroit Edison had external decommissioning trust funds of $474 million and $377 million, respectively, for the future decommissioning of Fermi 2. At December 31, 2003 and 2002, Detroit Edison had an additional $22 million for the decommissioning of Fermi 1. Detroit Edison also had an external decommissioning trust fund of $22 million for low-level radioactive waste disposal costs at December 31, 2003 and $17 million as of December 31, 2002. It is estimated that the cost of decommissioning Fermi 2, when its license expires in 2025, will be $1.0 billion in 2003 dollars and $3.4 billion in 2025 dollars, using a 6% inflation rate. In 2001, the company began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning of Fermi 1 is expected to be complete by 2009.

As a result of adopting SFAS No. 143, Detroit Edison recorded a retirement obligation liability for the decommissioning of Fermi 1 and 2 and reversed previously recognized decommissioning liabilities. We continue to have liability for the removal of the non-nuclear portion of the plants of $67 million at December 31, 2003.

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

NOTE 6 - JOINTLY OWNED UTILITY PLANT

Detroit Edison’s share of jointly owned utility plants at December 31, 2003 was as follows:

		Ludington
		Hydroelectric
	Belle River	Pumped Storage

In-service date	1984-1985	1973
Ownership interest	*	49%
Investment (in Millions)	$1,587	$197
Accumulated depreciation (in Millions)	$711	$114

*	Detroit Edison’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.

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

NOTE 7 - INCOME TAXES

We are part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for Detroit Edison is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy.

Total income tax expense varied from the statutory federal income tax rate for the following reasons:

	2003	2002	2001
(Dollars in Millions)
Effective federal income tax rate	36.5%	33.3%	26.3%

Income tax expense at 35% statutory rate	$139	$187	$112
Investment tax credits	(7)	(7)	(7)
Depreciation	3	3	3
Research expenditures tax credits	—	—	(7)
Employee Stock Ownership Plan dividends	(4)	(3)	(2)
Other-net	14	(2)	(15)

Total	$145	$178	$84

Components of income tax expense were as follows:

	2003	2002	2001
(in Millions)
Current federal and other income tax expense	$109	$236	$199
Deferred federal and other tax expense (benefit)	36	(58)	(115)

Total	$145	$178	$84

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

Deferred income tax assets (liabilities) were comprised of the following at December 31:

	2003	2002
(in Millions)
Property	$(989)	$(1,009)
Securitized regulatory assets	(827)	(871)
Pension and benefits	43	292
Other	(2)	74

	$(1,775)	$(1,514)

Deferred income tax liabilities	$(2,117)	$(2,062)
Deferred income tax assets	342	548

	$(1,775)	$(1,514)

The Internal Revenue Service is currently conducting audits of Detroit Edison as a component of the DTE Energy federal income tax returns for the years 1998 through 2001.

NOTE 8 - LONG-TERM DEBT AND PREFERRED SECURITIES

Long-Term Debt

Our long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	2003	2002
(in Millions)
Detroit Edison Taxable Debt, Principally Secured
6.2% due 2005 to 2034	$1,485	$1,812
Detroit Edison Tax Exempt Revenue Bonds
5.7% due 2004 to 2032	1,175	1,208
Quarterly Income Debt Securities
7.8% due 2026 to 2038	385	385
Other Long-Term Debt	81	87

	3,126	3,492
Less amount due within one year	(50)	(222)

	$3,076	$3,270

Securitization Bonds	$1,585	$1,673
Less amount due within one year	(89)	(88)

	$1,496	$1,585

During 2003 and 2002, we issued and repurchased long-term debt consisting of the following:

2003

•	Issued $49 million of 5.5% tax exempt bonds maturing in 2030

•	Redeemed $49 million of 6.55% tax-exempt bonds maturing in 2024

•	Redeemed $314 million of taxable debt with an average interest rate of 7.4% and maturities from 2003-2023

•	Redeemed $34 million of 6.875% tax-exempt bonds maturing in 2022.

2002

•	Issued $225 million of Detroit Edison senior notes bearing interest at 5.20 % and maturing in 2012

•	Issued $225 million of Detroit Edison senior notes bearing interest at 6.35 % and maturing in 2032

•	Issued $64 million of Detroit Edison tax exempt bonds bearing interest at 5.45% and issued $56 million of Detroit Edison tax exempt bonds bearing interest at 5.25%, both maturing in 2032.

In the years 2004 - 2008, our long-term debt maturities are $138 million, $493 million, $126 million, $135 million and $178 million, respectively.

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

Cross Default Provisions

Substantially all of the net utility properties of Detroit Edison are subject to the lien of its mortgage. Should Detroit Edison fail to timely pay their indebtedness under this mortgage, such failure will create cross defaults in the indebtedness of DTE Energy.

Preferred and Preference Securities – Authorized and Unissued

At December 31, 2003, Detroit Edison had 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 9 – SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

In October 2003, we entered into a $137.5 million, 364-day unsecured revolving facility and a $137.5 million, three-year unsecured revolving facility. These credit facilities can be used for general corporate purposes, but are primarily intended to provide liquidity for our commercial paper program. These agreements require us to maintain a debt to total capitalization ratio of not more than .65 to 1, and “earnings before interest, taxes, depreciation and amortization” to interest ratio of no less than 2 to 1. We are currently in compliance with these financial covenants.

Detroit Edison has a $200 million short-term financing agreement secured by customer accounts receivable. This agreement contains certain covenants related to the delinquency of accounts receivable. Detroit Edison is currently in compliance with these covenants. We had $100 million outstanding under this financing agreement at December 31, 2003 at an interest rate of 1.6%.

NOTE 10 – CAPITAL AND OPERATING LEASES

Lessee – We lease various assets under capital and operating leases, including locomotives, coal cars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2022 with renewal options extending beyond that date.

Future minimum lease payments under non-cancelable leases at December 31, 2003 were:

	Capital	Operating
	Leases	Leases
(in Millions)
2004	$11	$30
2005	12	29
2006	14	28
2007	10	28
2008	11	29
2009 and thereafter	50	193

Total minimum lease payments	108	$337

Less imputed interest	(27)

Present value of net minimum lease payments	81
Less current portion	(6)

Non-current portion	$75

Rental expenses for operating leases was $30 million in 2003, $26 million in 2002 and $9 million in 2001.

NOTE 11 – FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

We comply with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities. Listed below are important SFAS No. 133 requirements:

•	All derivative instruments must be recognized as assets or liabilities and measured at fair value, unless they meet the normal purchases and sales exemption.

•	The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting.

•	Special accounting is allowed for a derivative instrument qualifying as a hedge and designated as a hedge for the variability of cash flow associated with a forecasted transaction. Gain or loss associated with the effective portion of the hedge is recorded in other comprehensive income. The effective portion is recorded to earnings. Amounts recorded in other comprehensive income will be reclassified to net income when the forecasted transaction affects earnings.

•	If a cash flow hedge is discontinued because it is likely the forecasted transaction will not occur, net gains or losses are immediately recorded into earnings.

•	Special accounting is allowed for a derivative instrument qualifying as a hedge and designated as a hedge of the changes in fair value of an existing asset, liability or firm commitment. Gain or loss on the hedging instrument is recorded into earnings. The gain or loss on the underlying asset, liability or firm commitment is also recorded into earnings.

Our primary market risk exposure is associated with commodity prices, and interest rates. We have risk management policies to monitor and decrease market risks. We use derivative instruments to manage some of the exposure. We do not hold or issue derivative instruments for trading purposes. The fair value of all derivatives is shown as “assets or liabilities from risk management and trading activities” in the consolidated statement of financial position.

Commodity Price Risk

We use forward energy, capacity, and futures contracts to manage changes in the price of electricity and natural gas. Changes in fair value of derivatives are recognized currently in earnings, unless hedge accounting and the normal purchase and sale exceptions apply. Changes in fair value of derivatives designated and qualifying as an effective cash flow hedge are recorded as a component of other comprehensive loss and reclassified into earnings. Any changes in fair value of ineffective cash flow hedges are recognized currently in earnings. Changes in fair value of normal contracts are not recorded. These contracts are recorded on an accrual basis. There were no commodity price risk cash flow hedges at December 31, 2003.

Our operating policy is that transactions for electricity or fuel are not done in a speculative manner but to optimize the efficiency of the power supply costs. All contracts entered into by Detroit Edison to sell energy are physically delivered. All purchases of power are considered capacity contracts under SFAS No. 133 (as amended by SFAS No. 138 and SFAS No. 149). In addition, the summer shortfall calculation submitted to the MPSC is in support of our short positions. It is based on management’s judgment of the above criteria that our commodity contracts are considered normal.

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

Fair Value of Other Financial Instruments

The fair value of financial instruments is determined by using various market data and other valuation techniques. The table below shows the fair value relative to the carrying value for long-term debt:

	2003		2002

	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-Term Debt	$5.1 billion	$4.7 billion	$5.6 billion	$5.2 billion

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Personal Property Taxes

Detroit Edison and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. On January 20, 2004, the Michigan Court of Appeals upheld the validity of the new tables.

We record property tax expense based on the new tables. We will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to 1997 through 1999. This is a solution supported by the STC in the past.

Commitments

Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments is being amortized to fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. In 2001, due to changes in estimated future replacement costs we reduced the reserve for future steam purchase commitments by $22 million. We purchased $30 million of steam and electricity in 2003, $37 million in 2002 and $41 million in 2001. We estimate annual steam and electric purchase commitments from 2004 until 2008 will not exceed $150 million. As discussed in Note 3 – Acquisitions and Dispositions, in January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LLP. Due to terms of the sale, Detroit Edison remains contractually obligated to GDRRA until 2008 and recorded an additional liability of $20 million for future commitments. Also, we have guaranteed bank loans that Thermal Ventures II, LLP may use for capital improvements to the steam heating system.

The EPA  issued ozone transport regulations and, in December, 2003, proposed additional emission regulations relating to ozone, fine particulate and mercury air pollution. The new rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and particulate emissions. To comply with these new controls, Detroit Edison has spent approximately $560 million through December 2003 and estimates that it will spend approximately $40 million in 2004 and incur up to an additional approximately $1.2 billion of future capital expenditures over the next five to eight years to satisfy both the existing and proposed new control requirements. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure, in excess of current depreciation levels, would be deferred in ratemaking, until after the expiration of the rate cap period, presently expected to end December 31, 2005.

At December 31, 2003, we have also entered into long-term fuel supply commitments through 2008 of approximately $405 million. We estimate that 2004 base level capital expenditures will be $710 million. We have made commitments in connection with expected capital expenditures.

Bankruptcies

We purchase and sell electricity from and to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We have negotiated or are currently involved in negotiations with each of the companies, or their successor companies, that have filed for bankruptcy protection. We regularly review contingent matters relating to purchase and sale contracts and record provisions for amounts considered probable of loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements in the period they are resolved.

Other

Several Midwest utilities seek to recover lost transmission revenues associated with the creation of multiple regional transmission organizations in the Midwest. Positions advocated by several parties in a FERC  proceeding could require that Detroit Edison and its customers be responsible for increased transmission costs. Detroit Edison continues to actively participate in this proceeding and depending upon the outcome would subsequently seek rate recovery of these costs.

We are involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the period they are resolved.

See Note 4 and Note 5 for a discussion of contingencies related to Regulatory Matters and Nuclear Operations.

NOTE 13 – RETIREMENT BENEFITS AND TRUSTEED ASSETS

Qualified Pension Plan Benefits

Detroit Edison has a defined benefit retirement plan. Effective December 31, 2001, the MCN Energy Group Retirement Plan, that covered nonrepresented employees, merged into Detroit Edison’s retirement plan. The combined plan is noncontributory, covers substantially all employees and provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. Certain nonrepresented employees are covered under cash balance benefits based on annual employer contributions and interest credits. Detroit Edison operates as the sponsor of the merged plan, which is treated as a plan covering employees of various affiliates of DTE Energy Company. The annual expense disclosed below is Detroit Edison’s portion of the total plan expense. Each affiliate is charged their portion of the expense. Our policy is to fund pension cost by contributing the minimum amount required by the Employee Retirement Income Security Act (ERISA) and additional amounts we deem appropriate.

Net pension cost for the years ended December 31 includes the following components:

	2003	2002	2001
(in Millions)
Service Cost	$40	$35	$35
Interest Cost	127	124	117
Expected Return on Plan Assets	(129)	(133)	(139)
Amortization of
Net loss	32	2	—
Prior service cost	9	9	10
Net transition asset	—	(1)	(5)
Special Termination Benefits (Note 3)	—	—	119

Net Pension Cost	$79	$36	$137

The following table reconciles the obligations, assets and funded status of the plan as well as the amount recognized as pension liability in the consolidated statement of financial position at December 31. The results include liabilities and assets for Detroit Edison and all affiliates participating in the combined plan. The prepaid asset contributed to the combined plan by such affiliates is reflected as an amount due to affiliates, $219 million and $187 million at December 31, 2003 and 2002, respectively.

	2003	2002
(in Millions)
Measurement Date	December 31	December 31
Accumulated Benefit Obligation at the End of the Period	$2,316	$2,104

Projected Benefit Obligation at the Beginning of the Period	$2,287	$2,036
Service Cost	44	39
Interest Cost	150	148
Actuarial Loss	166	210
Benefits Paid	(145)	(146)
Plan Amendments	(4)	—

Projected Benefit Obligation at the End of the Period	$2,498	$2,287

Plan Assets at Fair Value at the Beginning of the Period	$1,572	$1,865
Actual Return on Plan Assets	380	(182)
Company Contributions	222	35
Benefits Paid	(145)	(146)

Plan Assets at Fair Value at the End of the Period	$2,029	$1,572

Funded Status of the Plans	$(469)	$(715)
Unrecognized
Net loss	753	815
Prior service cost	41	58
Net transition asset	—	(8)

Net Amount Recognized	$325	$150

Amount Recorded as:
Accrued Pension Liability	$(288)	$(531)
Regulatory Asset	572	—
Accumulated Other Comprehensive Loss	—	632
Intangible Asset	41	49

	$325	$150

Assumptions used in determining the projected benefit obligation at December 31 are listed below:

	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%
Annual increase in future compensation levels	4.0%	4.0%	4.0%

Assumptions used in determining the net pension cost at December 31 are listed below:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Annual increase in future compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return on Plan assets	9.0%	9.5%	9.5%

We employ a consistent formal process in determining the long-term rate of return for various asset classes. We evaluate input from our consultants, including their review of historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonability.

We employ a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return of plan assets consistent with prudent levels of risk. The intent of this strategy is to minimize plan expenses over the long-term. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value investment styles, and large and small market capitalizations. Other assets such as private equity and absolute return funds are used judiciously to enhance long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Our Plan’s weighted-average asset allocations by asset category at December 31 are as follows:

	2003	2002

Equity Securities	67%	62%
Debt Securities	27	31
Other	6	7

	100%	100%

Our Plans’ weighted-average asset target allocations by asset category at December 31, 2003 are as follows:

Equity Securities	65%
Debt Securities	28
Other	7

100%

In December 2002, we recognized an additional minimum pension liability as required under SFAS No. 87, “Employers’ Accounting for Pensions.” An additional pension liability may be required when the accumulated benefit obligation of the plan exceeds the fair value of plan assets. Under SFAS No. 87, we recorded an additional minimum pension liability of $682 million, ($531 million after netting the previously recognized prepaid pension asset associated with the nonunion plan), an intangible asset of $49 million and an other comprehensive loss of $632 million ($411 million after tax). In 2003, we reclassified $572 million of other comprehensive loss related to the minimum pension liability to a regulatory asset.

At December 31, 2003 the minimum pension liability was $613 million, intangible asset was $41 million and regulatory asset was $572 million.

We plan on making a $170 million contribution of DTE Energy common stock to our defined benefit retirement plans in the first quarter of 2004. A contribution is not required under ERISA

We also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and nonrepresented employees. We match employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and years of credited service. The cost of these plans was $21 million in 2003, $20 million in 2002 and $21 million in 2001.

Nonqualified Pension Benefit Plans

We maintain supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. These plans provide for benefits that supplement those provided by Detroit Edison’s other retirement plans.

Net pension cost for the years ended December 31 includes the following components:

	2003	2002	2001
(in Millions)
Service Cost	$1	$1	$1
Interest Cost	2	2	2
Amortization of
Net loss	1	1	—
Prior service cost	—	—	1
Special Termination Benefits (Note 3)	—	—	1

Net Pension Cost	$4	$4	$5

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as an accrued pension liability in the consolidated statement of financial position at December 31:

	2003	2002
(in Millions)
Measurement Date	December 31	December 31
Accumulated Benefit Obligation at the End of the Period	$34	$30

Projected Benefit Obligation at the Beginning of the Period	$31	$25
Service Cost	1	1
Interest Cost	2	2
Actuarial Loss	4	5
Benefits Paid	(2)	(2)

Projected Benefit Obligation at the End of the Period	$36	$31

Plan Assets at Fair Value at the Beginning of the Period	$—	$—
Company Contributions	2	2
Benefits Paid	(2)	(2)

Plan Assets at Fair Value at the End of the Period	$—	$—

Funded Status of the Plans	$(36)	$(31)
Unrecognized
Net loss	13	10
Prior service cost	3	3

Net Amount Recognized	$(20)	$(18)

Amount Recorded as:
Accrued Pension Liability	$(33)	$(30)
Regulatory Asset	11	—
Accumulated Other Comprehensive Loss	—	9
Intangible Asset	2	3

	$(20)	$(18)

Assumptions used in determining the projected benefit obligation at December 31 are listed below:

	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%
Annual increase in future compensation levels	4.0%	4.0%	4.0%

Assumptions used in determining the net pension costs at December 31 are listed below:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Annual increase in future compensation levels	4.0%	4.0%	4.0%

At December 31, 2003, under SFAS No. 87, the minimum pension liability was $13 million, intangible asset was $2 million and regulatory asset was $11 million.

Other Postretirement Benefits

We provide certain postretirement health care and life insurance benefits for some employees who may become eligible for these benefits while working for us. Our policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) trusts exist for union and nonunion employees.

Net postretirement cost for the years ended December 31 includes the following components:

	2003	2002	2001
(in Millions)
Service Cost	$31	$25	$26
Interest Cost	66	59	55
Expected Return on Plan Assets	(36)	(44)	(47)
Amortization of
Net loss	23	2	1
Net transition obligation	13	19	20
Special Termination Benefits (Note 3)	—	—	27

Net Postretirement Cost	$97	$61	$82

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the consolidated statement of financial position at December 31:

	2003	2002
(in Millions)
Measurement Date	December 31	December 31
Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$1,131	$863
Service Cost	31	25
Interest Cost	66	59
Actuarial Loss	122	233
Plan Amendments	(106)	—
Benefits Paid	(52)	(49)

Accumulated Postretirement Benefit Obligation at the End of the Period	$1,192	$1,131

Plan Assets at Fair Value at the Beginning of the Period	$425	$475
Actual Return on Plan Assets	91	(39)
Company Contributions	—	33
Benefits Paid	(48)	(44)

Plan Assets at Fair Value at the End of the Period	$468	$425

Funded Status of the Plans	$(724)	$(706)
Unrecognized
Net loss	518	475
Prior service cost	1	3
Net transition obligation	74	191

Accrued Postretirement Liability	$(131)	$(37)

Assumptions used in determining the projected benefit obligation at December 31 are listed below:

	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%

Assumptions used in determining the benefit cost at December 31 are listed below:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Expected long-term rate of return on Plan assets	9.0%	9.5%	9.5%

Benefit costs were calculated assuming health care cost trend rates beginning at 9.0% for 2004 and decreasing to 5.0% in 2009 and thereafter for persons under age 65 and decreasing from 8.0% to 5.0% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $14 million. The accumulated benefit obligation would have increased by $111 million at December 31, 2003. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $12 million and would have decreased the accumulated benefit obligation by $99 million at December 31, 2003.

We amended our postretirement health care and life insurance plans to reduce benefits, modify eligibility criteria and increase retiree co-pays. The changes reduced the postretirement benefit obligation by $106 million, the 2003 postretirement costs by $14 million and the expected 2004 postretirement costs by $25 million.

We employ a consistent formal process in determining the long-term rate of return for various asset classes. We evaluate input from our consultants, including their review of historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonability.

We employ a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return of plan assets consistent with prudent levels of risk. The intent of this strategy is to minimize plan expenses over the long-term. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks, growth and value investment styles, and large and small market capitalizations. Other assets such as private equity and absolute return funds are used judiciously to enhance long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Our Plans’ weighted-average asset allocations by asset category at December 31 are as follows:

	2003	2002

Equity Securities	65%	59%
Debt Securities	30	36
Other	5	5

	100%	100%

Our Plans’ weighted-average asset target allocations by asset category at December 31, 2003 are as follows:

Equity Securities	65%
Debt Securities	28
Other	7

100%

We made a $40 million cash contribution to our postretirement health care and life insurance plans in January 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (Act) was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. We have elected to defer the provisions of the Act, and our measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act, if any. Specific authoritative guidance, when issued by the FASB, could require us to re-determine the impact of the Act and change previously reported information.

NOTE 14 – RELATED PARTY TRANSACTIONS

We have transactions with affiliated companies to provide fuel supply services and power plant operation and maintenance services for the delivery of electric energy. Under a service agreement with DTE Energy, various DTE affiliates, including Detroit Edison provide corporate support services and various financial, auditing, tax, legal, treasury and cash management, human resources, information technology, regulatory and other services, which were billed to DTE Energy corporate. These administrative and general expenses along with interest and financing costs were then billed down to various subsidiaries of DTE Energy, including Detroit Edison. The net of these amounts included in the consolidated statement of operations was income of $18 million in 2003 and expenses of $7 million in 2002 and $4 million in 2001.

We continue to bill and collect transmission revenues as currently authorized in its bundled distribution rates approved by the MPSC. International Transmission Company (ITC) provides transmission services to Detroit Edison and other non-affiliated customers. ITC billed Detroit Edison approximately $18 million in 2003, $116 million in 2002 and $57 million in 2001 from June 1, 2001 for the costs of providing transmission services to utility customers. ITC was sold in February 2003 and continues to provide services to Detroit Edison as an unaffiliated company.

In addition, we had intercompany revenue, primarily for the sale of energy to affiliates, of $71 million, $108 million and $15 million in 2003, 2002 and 2001, respectively. We had intercompany expenses, primarily for purchased power, of $45 million, $100 million and $16 million in 2003, 2002 and 2001, respectively.

Our accounts receivable from affiliated companies totaled $34 million and $193 million, and accounts payable to affiliated companies totaled $67 million and $219 million at December 31, 2003 and 2002, respectively.

We paid dividends to DTE Energy of $295 million in 2003 and 2002 and $306 million in 2001. We received a $470 million capital contribution from DTE Energy in 2003.

NOTE 15 – SEGMENT AND RELATED INFORMATION

Beginning in 2002, we realigned our internal and external financial reporting structure into two strategic business units (Energy Resources – Power Generation and Energy Distribution – Power Distribution). Based on this structure we set strategic goals, allocate resources and evaluate performance.

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

Inter-segment revenues are not material. Financial data of the business segments follows:

		Depreciation
	Operating	And	Interest	Income	Net	Total	Capital
	Revenue	Amortization	Expense	Taxes	Income	Assets	Expenditures
(in Millions)
2003
Energy Resources	$2,448	$224	$157	$135	$235	$7,216	$340
Energy Distribution	1,247	249	127	10	17	5,333	240
Cumulative Effect of Accounting Change	—	—	—	—	(6)	—	—

Total	$3,695	$473	$284	$145	$246	$12,549	$580

2002
Energy Resources	$2,711	$331	$184	$120	$245	$7,334	$395
Energy Distribution	1,343	246	127	58	111	4,154	290

Total	$4,054	$577	$311	$178	$356	$11,488	$685

2001
Energy Resources	$2,788	$385	$181	$58	$139	$7,400	$348
Energy Distribution	1,256	246	125	26	97	4,073	325
Cumulative Effect of Accounting Change	—	—	—	—	(3)	—	—

Total	$4,044	$631	$306	$84	$233	$11,473	$673

NOTE 16 – SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
(in Millions, except per share amounts)
2003
Operating Revenues	$937	$870	$1,017	$871	$3,695
Operating Income	$116	$112	$219	$227	$674
Net Income	$15	$30	$96	$105	$246
2002
Operating Revenues	$930	$962	$1,200	$962	$4,054
Operating Income	$226	$192	$240	$201	$859
Net Income	$92	$74	$105	$85	$356

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

          The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) as of December 31, 2003, which is the end of the period covered by this report, and have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

All omitted per general instruction I (2) (c) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

     For the years ended December 31, 2003 and 2002, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”). The following table presents fees for professional services rendered by Deloitte for the audit of Detroit Edison’s annual financial statements for the years ended December 31, 2002 and December 31, 2003, and fees billed for other services rendered by Deloitte during those periods.

	2002	2003
Audit Fees (1)	$1,374,798	$952,527
Audit related fees (2)	831,883	33,422
Tax fees	—	—
All other fees	—	—

Total	$2,206,681	$985,949

(1)	Represents the aggregate fees billed for the audit of Detroit Edison’s annual financial statements and for the reviews of the financial statements included in Detroit Edison’s Quarterly Reports on Form 10-Q.

(2)	Represents the aggregate fees billed for audit-related services.

The above listed fees were pre-approved by the DTE Energy audit committee.

Part IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.

(3)	Exhibits.

Exhibit
Number	Description

(i)	Exhibits filed herewith.

12-20	Computation of Ratio of Earnings to Fixed Charges.

23-16	Consent of Deloitte & Touche LLP.

31-5	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-6	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)	Exhibits incorporated herein by reference.

3(b)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999).

4(a)	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and First Chicago Trust Company of New York as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136.

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160.

January 15,1973	Exhibit 2-B-39 to Registration No. 2-46595.

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643.

June 30, 1982	Exhibit 4-30 to Registration No. 2 78941.

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674.

December 1, 1989	Exhibit 4-211 to Form 10-K for year ended December 31, 2000.

February 15, 1990	Exhibit 4-212 to Form 10-K for year ended December 31, 2000.

April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996.

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996.

Exhibit
Number	Description

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996.

February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998.

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998.

July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998.

November 30, 1992	Exhibit 213 to Form 10-K for year ended December 31, 2000.

January 1, 1993	Exhibit 4-131 to Registration No. 33-56496.

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998.

April 1, 1993	Exhibit 4-214 to Form 10-K for year ended December 31, 2000.

April 26, 1993	Exhibit 4-215 to Form 10-K for year ended December 31, 2000.

May 31, 1993	Exhibit 4-148 to Registration No. 33-64296.

June 30, 1993	Exhibit 4-216 to Form 10-K for year ended December 31, 2000 (1993 Series AP).

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H).

September 15, 1993	Exhibit 4-217 to Form 10-K for year ended December 31, 2000.

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-218 to Form 10-K for year ended December 31, 2000.

August 15, 1994	Exhibit 4-220 to Form 10-K for year ended December 31, 2000.

August 1, 1995	Exhibit 4-221 to Form 10-K for year ended December 31, 2000.

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999.

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999.

January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999.

April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000.

August 1, 2000	Exhibit 4-210 to Form 10-Q for quarter ended September 30, 2000.

March 15, 2001	Exhibit 4-222 to Form 10-Q for quarter ended March 31, 2001.

May 1, 2001	Exhibit 4-226 to Form 10-Q for quarter ended June 30, 2001.

August 15, 2001	Exhibit 4-227 to Form 10-Q for quarter ended September 30, 2001.

September 15, 2001	Exhibit 4-228 to Form 10-Q for quarter ended September 30, 2001.

September 17, 2002	Exhibit 4.1 to Registration No. 333-100000.

October 15, 2002	Exhibit 4-230 to Form 10-Q for quarter ended September 30, 2002.

4(b)	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c)	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d)	First Amendment, dated as of July, 2000, to the First Supplemental Indenture, dated as of June 30, 1993, to the Collateral Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-208 to Form 10-Q for quarter ended September 30, 2000).

4(e)	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(f)	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(g)	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(h)	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

Exhibit
Number	Description

4(i)	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998).

4(j)	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS (Exhibit 4-198 to Form 10-K for year ended December 31, 1998).

4(k)	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-207 to Form 10-Q for the quarter ended March 31, 2000).

4(l)	Ninth Supplemental Indenture, dated as October 10, 2001, establishing the 5.050% Senior Notes due 2005 and 6.125% Senior Notes due 2010 (Exhibit 4-229 to Form 10-Q for the quarter ended September 30, 2001)

4(m)	Tenth Supplemental Indenture, dated as of October 23, 2002, establishing the 5.20% Senior Notes due 2012 and 6.35% Senior

4(n)	Notes due 2032 (Exhibit 4-231 to Form 10-Q for the quarter ended September 30, 2002).

4(o)	Trust Agreement of Detroit Edison Trust I (Exhibit 4-9 to Detroit Edison Trust I’s registration statement on Form S-3 (File No. 333-100000)).

4(p)	Trust Agreement of Detroit Edison Trust II (Exhibit 4-10 to Detroit Edison Trust I’s registration statement on Form S-3 (File No. 333-100000)).

10(a)	Securitization Property Sale Agreement (Exhibit 10-42 to Form 10-Q for quarter ended March 31, 2001).

4(q)	Supplemental Indenture dated as of December 1, 2002, establishing the 2002 Series C and 2002 Series D Mortgage Bonds (Exhibit 4-232 to Form 10-K for year ended December 31, 2002).

4(r)	Eleventh Supplemental Indenture dated December 1, 2002, Supplementing the Collateral Trust Indenture dated as of June 30,1993 providing for 5.45% Senior Notes Due 2032 and 5.25% Senior Notes Due 2032 (Exhibit 4-233 to Form 10-Q for quarter ended March 31, 2003).

4(s)	Insurance Agreement dated as of August 28, 2003, among XL Capital Assurance Inc., The Detroit Edison Company, and Bank One Trust Company, National Association (Exhibit 4-234 to Form 10-Q for quarter ended September 30, 2003).

4(t)	Indenture dated as of August 1, 2003, Supplementing the Mortgage and Deed of Trust Dated as of October 1, 1924, providing for (a) General and Refunding Mortgage Bonds, 2003 Series A and (b) Recording and Filing Data (Exhibit 4-235 to Form 10-Q for quarter ended September 30, 2003).

4(u)	Twelfth Supplemental Indenture dated as of August 1, 2003, Supplementing the Collateral Trust Indenture dated as of June 30, 1993, providing for 5 1/2% Senior Notes Due 2030 (Exhibit 4-236 to Form 10-Q for quarter ended September 30, 2003).

Exhibit
Number	Description

99(a)	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b)	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c)	Inter-Creditor Agreement (Exhibit 99-41 to Form 10-Q for quarter ended March 31, 2001).

99(d)	Amendment to Trade Receivables Purchase and Sale Agreement (Exhibit 99-42 to Form 10-Q for quarter ended March 31, 2001).

99(e)	Amended and Restated Trade Receivables Purchase and Sale Agreement (Exhibit 99-43 to Form 10-Q for quarter ended March 31, 2001).

99(f)	Amendment dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, and an Amendment and Restatement thereof, dated as of October 1, 1991, and as further amended by an Amendment dated as of February 28, 1994, an Amendment dated as of February 1, 1999, an Amendment dated as of January 27, 2000 and an Amendment dated as of January 25, 2001, among The Detroit Edison Company, as seller, Citibank, N.A., and Citicorp North America, Inc.

99(g)	Amendment No. 2 dated as of May 28, 2003 to the Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, an Amendment and Restatement thereof, dated as of October 1, 1991, an Amendment and Restatement thereof dated as of March 9, 2001 and an Amendment dated as of January 17, 2003, among The Detroit Edison Company, as seller, Corporate Asset Funding Company, Inc., Citibank, N.A., and Citicorp North America, Inc.

99(h)	364-Day Credit Agreement dated as of October 24, 2003 ($137.5 million) (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 2003).

99(i)	Three-Year Credit Agreement dated as of October 24, 2003 ($137.5 million) (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 2003).

(iii)	Exhibits furnished herewith.

32-5	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-6	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

b)	Reports on Form 8-K.

During the quarterly period ended December 31, 2003, we filed Current Reports on Form 8-K covering matters, as follows:

Item 7. Exhibits and Item 12. Results of Operations and Financial Conditions filed and dated November 7, 2003;

The Detroit Edison Company
Schedule II – Valuation and Qualifying Accounts

	Year Ending December 31,

	2003	2002	2001
(in Millions)
Allowance for Doubtful Accounts (shown as Deduction from accounts receivable in the consolidated statement of financial position)
Balance at Beginning of Period	$48	$27	$20
Additions:
Charged to costs and expenses	39	24	22
Charged to other accounts (1)	3	9	12
Deductions (2)	(39)	(12)	(27)

Balance At End of Period	$51	$48	$27

Fermi 2 Refueling Outage Accrual (included in other current liabilities in the consolidated statement of financial position)
Balance at Beginning of Period	$25	$1	$10
Charged to costs and expenses	23	25	13
Deductions (3)	(32)	(1)	(22)

Balance At End of Period	$16	$25	$1

(1) Collection of accounts previously written off.

(2) Non-collectible accounts written off.

(3) Actual amounts paid during the refueling outage.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON COMPANY

(Registrant)

Date: March 1, 2004	By	/s/ DANIEL G. BRUDZYNSKI

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

David E. Meador
Director

Date: March 1, 2004

Exhibit Index

Number	Description
Exhibits filed herewith.

12-20	Computation of Ratio of Earnings to Fixed Charges.

23-16	Consent of Deloitte & Touche LLP.

31-5	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-6	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

32-5	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-6	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.