Form 10-Q
period 2004-03-31
DETROIT EDISON CO
filed 2004-05-05
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

Commission file number 1-2198

     The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

THE DETROIT EDISON COMPANY

(Exact name of registrant as specified in its charter)

Michigan	38-0478650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279
(Address of principal executive officers)	(Zip Code)

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

Yes ☐          No ☑

THE DETROIT EDISON COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2004

DEFINITIONS

Company	DTE Energy Company and subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and MichCon

FERC	Federal Energy Regulatory Commission

MichCon	Michigan Consolidated Gas Company and subsidiary companies

MPSC	Michigan Public Service Commission

MWh	Megawatthour of electricity

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates. The clause was reinstated by the MPSC effective January 1, 2004.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity.

FORWARD-LOOKING STATEMENTS

     Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to, and purchases by, customers;

•	economic climate and growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	nuclear regulations and operations associated with nuclear facilities;

•	implementation of electric Customer Choice programs;

•	impact of electric utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	effects of competition;

•	impacts of FERC, MPSC, NRC and other applicable governmental proceedings and regulations;

•	contributions to earnings by non-regulated businesses;

•	changes in federal, state and local tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to the Company.

     New factors emerge from time to time. We cannot predict what factors may arise or how such factors may cause our results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

THE DETROIT EDISON COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The Management’s Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.

     We had income of $41 million in the 2004 first quarter compared to income of $15 million for the 2003 first quarter. The comparability of earnings was impacted by the adoption of a new accounting rule in the 2003 first quarter. As required by generally accepted accounting principles, on January 1, 2003, we adopted a new accounting rule for asset retirement obligations as discussed in Note 2. The cumulative effect of adopting this new accounting rule was to reduce the 2003 first quarter earnings by $6 million. Results for the 2003 first quarter were also affected by a $14 million net of tax loss on the sale of our steam heating business in January 2003.

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

     Factors impacting income: Power Generation earnings declined $10 million during the 2004 first quarter. As subsequently discussed, these results primarily reflect reduced gross margins, partially offset by the recording of higher regulatory deferrals, which lowered depreciation and amortization expenses.

	Three Months Ended
	March 31
	2004	2003
(in Millions)
Operating Revenues	$551	$617
Fuel and Purchased Power	210	240

Gross Margin	341	377
Operation and Maintenance	183	183
Depreciation and Amortization	50	73
Taxes Other Than Income	39	43

Operating Income	69	78
Other (Income) and Deductions	46	39
Income Tax Provision	8	14

Net Income	$15	$25

Operating Income as a Percent of Operating Revenues	13%	13%

     Gross margins declined $36 million due primarily to lost margins from retail customers choosing to purchase power from alternative suppliers under the electric Customer Choice program. Detroit Edison lost 16% of retail sales in the 2004 first quarter and 10% of such sales in the 2003 first quarter as a result of Customer Choice penetration. The loss of retail sales resulted in lower purchase power requirements, as well as excess power capacity which was sold in the wholesale market. Under an interim rate order issued by the Michigan Public Service Commission on February 20, 2004, revenues from selling excess power reduces the level of recoverable fuel and purchased power costs and therefore do not impact margins. The interim rate order also lowered PSCR revenues, partially offset by increased base rate and transition charge revenues, resulting in a decrease in margins in the 2004 first quarter. Weather in the 2004 first quarter was milder than the 2003 quarter resulting in decreased margins from retail customers of $7 million. Operating revenues and fuel and purchased power costs decreased in the 2004 first quarter compared to the 2003 first quarter reflecting a $2.37 per megawatt hour (MWh) (14%) decline in fuel and purchased power costs which is a pass-through with the reinstatement of the PSCR. The decrease in fuel and purchased power costs is attributable to lower priced purchases and using a more favorable power supply mix. The favorable mix is due to lower purchases, which is driven by lost sales under the electric Customer Choice program.

	Three Months Ended
	March 31
	2004	2003
Electric Sales
(in Thousands of MWh)
Retail	10,423	11,174
Wholesale and other	2,186	1,277

	12,609	12,451

Power generated and purchased
(in Thousands of MWh)
Power plant generation
Fossil	9,784	9,134
Nuclear	2,408	2,248

	12,192	11,382
Purchased power	1,198	1,888

System output	13,390	13,270

Average unit cost ($/MWh)
Generation (1)	$12.88	$13.29

Purchased Power (2)	$34.54	$40.67

Overall Average Unit Cost	$14.82	$17.19

(1)	Represents fuel costs associated with power plants.
(2)	The average purchased power amounts include hedging activities.

     Depreciation and amortization expense decreased $23 million and is attributable to the income effect of recording regulatory assets totaling $35 million in the 2004 first quarter compared to $19 million in the 2003 first quarter. The regulatory assets represent the deferral of net stranded costs ($25 million in the 2004 first quarter and $6 million in the 2003 first quarter) and other costs we believe are recoverable under Public Act 141. Partially offsetting the decline was increased depreciation associated with generation-related capital expenditures.

     Outlook — Future operating results are expected to vary as a result of external factors such as regulatory proceedings, new legislation, changes in market prices of power, coal and gas, plant performance, changes in economic conditions, weather and the levels of customer participation in the electric Customer Choice program.

     We expect to continue losing retail sales and margins in future years under the electric Customer Choice program until the inequities associated with this program are addressed. We will accrue as regulatory assets our unrecovered generation-related fixed costs due to electric Customer Choice that we believe are recoverable under Michigan legislation. We have addressed the issue of stranded costs in our June 2003 electric rate filing and are also pursuing a legislative solution. Additionally, we requested an increase in retail electric rates of $427 million annually to recover higher operating costs. The actual timing and level of recovering stranded and operating costs will ultimately be determined by the MPSC or legislation. We cannot predict the outcome of these matters. See Note 3 — Regulatory Matters.

ENERGY DISTRIBUTION

     Power Distribution

     Power Distribution operations include the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated and purchased by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

     Factors impacting income: Power Distribution earnings increased $30 million during the 2004 first quarter. As subsequently discussed, these results primarily reflect an increase in operating revenues, a non-recurring loss recorded in the 2003 first quarter and a decrease in operation and maintenance expenses.

	Three Months Ended
	March 31
	2004	2003
(in Millions)
Operating Revenues	$335	$320
Fuel and Purchased Power	6	7
Operation and Maintenance	163	183
Depreciation and Amortization	64	62
Taxes other than Income	29	30

Operating Income	73	38
Other (Income) and Deductions	33	44
Income Tax Benefit (Provision)	14	(2)

Net Income (Loss)	$26	$(4)

Operating Income as a Percent of Operating Revenues	22%	12%

	Three Months Ended
	March 31
	2004	2003
Electric Deliveries
(in Thousands of MWh)
Residential	4,069	3,856
Commercial	3,491	4,126
Industrial	2,754	3,085
Wholesale	556	576
Other	109	107

	10,979	11,750
Electric Choice	2,142	1,284

Total Electric Sales and Deliveries	13,121	13,034

     Operating revenues increased $15 million primarily due to residential sales growth and the increase in base rates resulting from the interim order. These improvements were partially offset by the effects of milder weather.

     Operation and maintenance expense decreased $20 million due primarily to a $22 million loss ($14 million net of tax) on the sale of our steam heating business in the 2003 first quarter. The 2004 first quarter also benefited from our Company-wide cost savings initiative and lower transmission expenses, partially offset by higher reserves for uncollectable accounts receivables and increased pension and health care costs. The increase in uncollectable accounts expense reflects higher past due amounts attributable to current economic conditions.

     Outlook — Operating results are expected to vary as a result of external factors such as weather, changes in economic conditions and the severity and frequency of storms. As previously mentioned, Detroit Edison filed a rate case in June 2003 to address future operating costs and other issues. Detroit Edison received an interim order in this rate case in February 2004. See Note 3 — Regulatory Matters.

CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2004, which is the end of the period covered by this report, and have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and timely reported in accordance with Commission’s rules and forms.

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31
(in Millions, Except per Share Amounts)	2004	2003
Operating Revenues	$886	$937

Operating Expenses
Fuel and purchased power	216	247
Operation and maintenance	346	366
Depreciation, depletion and amortization	114	135
Taxes other than income	68	73

	744	821

Operating Income	142	116

Other (Income) and Deductions
Interest expense	72	75
Other income	(15)	(11)
Other expenses	22	19

	79	83

Income Before Income Taxes	63	33
Income Tax Provision	22	12

Income Before Accounting Change	41	21
Cumulative Effect of Accounting Change	—	(6)

Net Income	$41	$15

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	March 31	December 31
	2004	2003
(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$13	$6
Restricted cash	26	82
Accounts receivable
Customer (less allowance for doubtful accounts of $54 and $51, respectively)	318	291
Accrued unbilled revenues	189	196
Other	250	169
Inventories
Fuel	85	108
Materials and supplies	125	124
Other	83	29

	1,089	1,005

Investments
Nuclear decommissioning trust funds	537	518
Other	54	54

	591	572

Property
Property, plant and equipment	12,784	12,671
Less accumulated depreciation and depletion	(5,416)	(5,339)

	7,368	7,332

Other Assets
Regulatory assets	2,022	2,000
Securitized regulatory assets	1,505	1,527
Other	111	113

	3,638	3,640

Total Assets	$12,686	$12,549

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	March 31	December 31
	2004	2003
(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$197	$211
Accrued interest	54	76
Dividends payable	76	74
Accrued payroll	19	27
Short-term borrowings	232	100
Current portion of long-term debt, including capital leases	325	144
Other	359	344

	1,262	976

Other Liabilities
Deferred income taxes	1,897	1,783
Regulatory liabilities	254	254
Asset retirement obligations (Note 2)	832	819
Unamortized investment tax credit	133	135
Accrued pension liability	174	321
Nuclear decommissioning	69	67
Other	563	584

	3,922	3,963

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	2,886	3,076
Securitization bonds	1,446	1,496
Capital lease obligations	72	75

	4,404	4,647

Contingencies (Notes 3 and 6)
Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, 138,632,324 and 134,287,832 shares issued and outstanding, respectively	1,386	1,343
Premium on common stock	1,104	977
Common stock expense	(44)	(44)
Retained earnings	651	686
Accumulated other comprehensive income	1	1

	3,098	2,963

Total Liabilities and Shareholder’s Equity	$12,686	$12,549

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31
	2004	2003
(in Millions)
Operating Activities
Net Income	$41	$15
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	114	135
Deferred income taxes	113	135
Loss on sale of assets	—	21
Cumulative effect of accounting change	—	6
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(150)	(473)

Net cash from (used for) operating activities	118	(161)

Investing Activities
Plant and equipment expenditures	(147)	(178)
Proceeds from sale of assets	—	2
Restricted cash for debt redemptions	55	86
Other investments	(15)	36

Net cash used for investing activities	(107)	(54)

Financing Activities
Redemption of long-term debt	(61)	(307)
Short-term borrowings, net	132	—
Notes payable to affiliates	—	408
Capital contribution by parent company	—	170
Dividends on common stock	(74)	(74)
Other	(1)	(2)

Net cash from (used for) financing activities	(4)	195

Net Increase (Decrease) in Cash and Cash Equivalents	7	(20)
Cash and Cash Equivalents at Beginning of the Period	6	36

Cash and Cash Equivalents at End of the Period	$13	$16

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Shares in Thousands)	Common Stock		Premium on Common	Common Stock	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Loss	Total
Balance, December 31, 2003	134,288	$1,343	$977	$(44)	$686	$1	$2,963

Net income	—	—	—	—	41	—	41
Dividends declared on common stock	—	—	—	—	(76)	—	(76)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	—	—
Common stock issued to parent company (Note 5)	4,344	43	127	—	—	—	170

Balance, March 31, 2004	138,632	$1,386	$1,104	$(44)	$651	$1	$3,098

     The following table displays other comprehensive income for the three-month periods ended March 31:

	2004	2003
(in Millions)
Net income	$41	$15

Other comprehensive income (loss), net of tax:
Net unrealized income (losses) on derivatives:
Gains (losses) arising during the period, net of taxes of $- and $3, respectively	—	5
Amounts reclassified to earnings, net of taxes of $- and $(1), respectively	—	(2)

	—	3
Pension obligations, net of taxes of $- and $224, respectively	—	417

	—	420

Comprehensive income	$41	$435

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — GENERAL

     These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the 2003 Annual Report on Form 10-K.

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

     We reclassified certain prior year balances to match the current year’s presentation.

     Consolidated Statement of Cash Flows

     The components of changes in assets and liabilities follow:

	Three Months Ended
	March 31
	2004	2003
(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(18)	$(40)
Accrued unbilled receivables	6	30
Inventories	21	24
Accrued pensions	22	(204)
Accounts payable	(14)	(61)
Income taxes payable	(90)	(18)
General taxes	(4)	(9)
Risk management and trading activities	(1)	(5)
Other	(72)	(190)

	$(150)	$(473)

     Other cash and non-cash investing and financing activities follow:

	Three Months Ended
	March 31
(in Millions)	2004	2003
Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$94	$101
Income taxes paid	$1	$32
Common stock issued to parent company	$170	$—

     Retirement Benefits and Trusteed Assets

     The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2004	2003	2004	2003
Service Cost	$13	$11	$8	$9
Interest Cost	33	32	19	17
Expected Return on Plan Assets	(31)	(32)	(11)	(9)
Amortization of Net loss	12	8	8	6
Prior service cost	2	2	—	—
Net transition liability	—	—	2	2

Net Periodic Benefit Cost	$29	$21	$26	$25

     In March 2004, DTE Energy common stock, valued at $170 million, was contributed to our defined benefit retirement plan. In January 2004, we made a $40 million cash contribution to our postretirement health care and life insurance plans. We do not expect to make any additional contributions during 2004.

     NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

     Asset Retirement Obligations

     On January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. We identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and Fermi 2 nuclear plants. We believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

     As a result of adopting SFAS No. 143 on January 1, 2003, we recorded a plant asset of $278 million with offsetting accumulated depreciation of $103 million, a retirement obligation liability of $771 million and reversed previously recognized obligations of $366 million, principally nuclear decommissioning liabilities. We also recorded a cumulative effect amount related to regulated operations as a regulatory asset of $221 million, and a cumulative effect charge against earnings of $6 million (net of taxes of $3 million) for 2003.

     A reconciliation of the asset retirement obligation for the 2004 three-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2004	$819
Accretion	13

Asset retirement obligations at March 31,2004	$832

NOTE 3 — REGULATORY MATTERS

     Electric Transitional Rate Plan

     Rate Request — In June 2003, Detroit Edison filed an application with the MPSC requesting a change in retail electric rates, resumption of the Power Supply Cost Recovery (PSCR) mechanism, and recovery of net stranded costs. The application requested a base rate increase for both full-service and electric Customer Choice customers totaling $416 million annually (approximately 12% increase) in 2006, with a three-year phase-in starting in 2004 as the caps on customer rates expire. Detroit Edison proposed that the $416 million increase be allocated between full-service customers ($265 million) and electric Customer Choice customers ($151 million). In November 2003, Detroit Edison increased its original rate request by $11 million to $427 million.

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

     The interim base rate increase totaled $248 million annually, effective February 21, 2004, and is applicable to all customers not subject to the rate cap. The increase has been allocated to both full-service customers ($240 million) and electric Customer Choice customers ($8 million). However, because of the rate caps under PA 141, not all of the increase will be recognized in 2004. The order also terminated certain transition credits and authorized transition charges to Choice customers designed to result in $30 million in additional revenues. Additionally, the MPSC authorized a PSCR factor for all customers, a credit of 1.05 mills per kWh compared to the 2.04 mills per kWh charge previously in effect. However, the MPSC order will allow Detroit Edison to increase base rates for customers still subject to the cap in an equal and offsetting amount with the change in the PSCR factor to maintain the total capped rate levels currently in effect for these customers.

     Although the base rate increase and transition charges total $278 million, the interim order is only designed to result in an increase in 2004 revenues of $51 million. This lower amount is a result of the rate caps, the February 21, 2004 effective date and the PSCR adjustment. Amounts collected are subject to refund pending a final order in this rate case.

     The MPSC deferred addressing other items in the rate request, including a surcharge to recover regulatory assets, until a final rate order which is expected in the third quarter of 2004, is issued. We cannot predict the amount of final rate relief that will be granted by the MPSC.

     MPSC Staff Report on Final Rate Relief — On March 5, 2004, the MPSC Staff (Staff) filed testimony regarding final rate relief requested by Detroit Edison. The Staff recommended a base rate increase of $275 million, a $27 million increase over the $248 million interim order, compared to Detroit Edison’s request of $553 million. The Staff’s proposed $275 million base rate increase excluded an estimated $93 million of stranded costs from sales lost to electric Customer Choice. The Staff’s proposal would provide Detroit Edison the opportunity to mitigate this loss with third-party wholesale sales by modifying the PSCR mechanism to remove the revenue credit from these sales. The revenue credit from third-party wholesale sales currently included in the PSCR mechanism flows this benefit to full-service customers. The Staff recommends that any future stranded costs be recovered using two basic provisions. Detroit Edison will be allowed to retain 90% of the net third-party revenue earned from wholesale sales up to 110% of each year’s electric Customer Choice sales. Secondly, the Staff proposed that non-cost Choice margin loss (impact of inter-class rate subsidization) be recovered through future rate increases from full-service customers.

     The Staff recommended that accrued regulatory assets be recovered through three mechanisms. The first mechanism would recover electric Customer Choice implementation costs through a charge to both full-service and electric Customer Choice customers of approximately $25 million per year, effective in 2006 when all current rate caps expire. The second mechanism recovers accrued regulatory assets, including deferred costs under the Clean Air Act through a five-year surcharge that would only be collected from full-service customers as their rate caps expire for an average of approximately $33 million per year. The third mechanism would recover prior period stranded costs determined pursuant to the MPSC’s existing production fixed cost revenue deficiency methodology. The Staff estimated that Detroit Edison’s stranded costs for 2002, 2003 and 2004 through the date of the interim rate order of February 20, 2004 are approximately $64 million. These stranded costs would be recovered from electric Customer Choice customers utilizing the Choice transition charge approved in the interim rate order.

     The Staff recommended a capital structure of 54% debt and 46% equity and proposed an 11% return on equity.

     Electric Industry Restructuring

     Electric Rates, Customer Choice and Stranded Costs — PA 141 provides Detroit Edison with the right to recover net stranded costs. The MPSC authorized Detroit Edison to establish a regulatory asset to defer recovery of its incurred stranded costs, subject to review in a subsequent annual net stranded cost proceeding. During each quarter, Detroit Edison records a regulatory asset representing an estimate of the cumulative stranded costs as of that period. Our revised and ongoing calculations concluded that the $68 million of net stranded costs recorded as of December 31, 2003 is appropriate. During the first quarter of 2004, we recorded $25 million of additional stranded costs as a regulatory asset .

     We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact our financial position, results of operations and cash flows.

NOTE 4 — LONG -TERM DEBT

     In April 2004, Detroit Edison issued $36 million of 4-7/8% tax-exempt bonds due 2029, the proceeds of which will be used to redeem $36 million of 6.55% tax-exempt bonds due 2024. In April 2004, Detroit Edison also issued $32 million of 4.65% tax-exempt bonds due in 2028, the proceeds of which will be used to redeem the following tax-exempt issues: $11.5 million of 6.05% bonds due 2023, $7.5 million of 5.875% bonds due 2024, and $13 million of 6.45% bonds due 2024.

NOTE 5 — COMMON STOCK

     In March 2004, we issued 4,344,492 shares of common stock, valued at $170 million to DTE Energy. DTE Energy contributed a like amount of its stock to our defined benefit retirement plan.

NOTE 6 — CONTINGENCIES

     Other

     We are involved in certain legal, regulatory and administrative proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our financial statements in the period they are resolved.

NOTE 7 — SEGMENT INFORMATION

     Detroit Edison has the following two reportable segments. Inter-segment revenues are not material.

	Three Months Ended
(in Millions)	March 31
	2004	2003
Operating Revenues
Energy Resources	$551	$617
Energy Distribution	335	320

	$886	$937

Net Income
Energy Resources	$15	$25
Energy Distribution	26	(4)
Cumulative Effect of Accounting Change	—	(6)

	$41	$15

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, and changes in shareholder’s equity and comprehensive income for the three-month period ended March 31, 2004 and the three-month periods ended March 31, 2004 and 2003, respectively. These interim financial statements are the responsibility of The Detroit Edison Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in shareholder’s equity and comprehensive income for the year then ended (not presented herein); and in our report dated March 1, 2004 (which report includes an explanatory paragraph relating to the change in the methods of accounting for asset retirement obligations in 2003 and derivative instruments and hedging activities in 2001), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 5, 2004

OTHER INFORMATION

LEGAL PROCEEDINGS

     We are involved in certain legal, regulatory and administrative proceedings before various courts, arbitration panels and governmental agencies concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the period they are resolved. For additional discussion on legal matters, see the Notes to the Consolidated Financial Statements.

EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

Exhibit
Number	Description
Filed:
4-237	Thirteenth Supplemental Indenture dated April 1, 2004, Supplementing the Collateral Trust Indenture dated as of June 30, 1993 providing for 4.875% Senior Notes Due 2029 and 4.65% Senior Notes Due 2028
4-238	Supplemental Indenture dated as of March 15, 2004, establishing the 2004 Series A and 2004 Series B Mortgage Bonds
15-26	Awareness Letter of Deloitte & Touche LLP
31-7	Chief Executive Officer Section 302 Form 10-Q Certification
31-8	Chief Financial Officer Section 302 Form 10-Q Certification
99-15	Amendment dated February 25, 2004 to Trade Receivables Purchase and Sale Agreement among The Detroit Edison Company, Citibank, N.A. and Citicorp North America, Inc.
99-16	Amendment Number 3 dated February 25, 2004 to Trade Receivables Purchase and Sale Agreement among The Detroit Edison Company, CAFCO, LLC, Citibank, N.A. and Citicorp North America, Inc.
Furnished:
32-7	Chief Executive Officer Section 906 Certification of Periodic Report
32-8	Chief Financial Officer Section 906 Certification of Periodic Report

 (b) Reports on Form 8-K.

     During the quarterly period ended March 31, 2004, we filed or furnished Current Reports on Form 8-K covering matters, as follows:

     Item 7. Exhibits and Item 12. Results of Operations and Financial Condition filed and dated February 3, 2004;

     Item 7. Exhibits and Item 12. Results of Operations and Financial Condition dated February 5, 2004 and filed February 6, 2004;

     Item 7. Exhibits and Item 9. Regulation FD Disclosure filed and dated February 6, 2004;

     Item 5. Other Events and Item 7. Financial Statements and Exhibits filed and dated February 20, 2004; and

     Item 5. Other Events and Item 7. Financial Statements and Exhibits filed and dated February 24, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

Date: May 5, 2004

EXHIBIT INDEX

Exhibit
Number	Description
4-237	Thirteenth Supplemental Indenture dated April 1, 2004, Supplementing the Collateral Trust Indenture dated as of June 30, 1993 providing for 4.875% Senior Notes Due 2029 and 4.65% Senior Notes Due 2028
4-238	Supplemental Indenture dated as of March 15, 2004, establishing the 2004 Series A and 2004 Series B Mortgage Bonds
15-26	Awareness Letter of Deloitte & Touche LLP
31-7	Chief Executive Officer Section 302 Form 10-Q Certification
31-8	Chief Financial Officer Section 302 Form 10-Q Certification
99-15	Amendment dated February 25, 2004 to Trade Receivables Purchase and Sale Agreement among The Detroit Edison Company, Citibank, N.A. and Citicorp North America, Inc.
99-16	Amendment Number 3 dated February 25, 2004 to Trade Receivables Purchase and Sale Agreement among The Detroit Edison Company, CAFCO, LLC, Citibank, N.A. and Citicorp North America, Inc.
Furnished:
32-7	Chief Executive Officer Section 906 Certification of Periodic Report
32-8	Chief Financial Officer Section 906 Certification of Periodic Report