Form 10-Q
period 2004-06-30
DETROIT EDISON CO
filed 2004-08-05
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

THE DETROIT EDISON COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2004

Page
DEFINITIONS	3
FORWARD-LOOKING STATEMENTS	4
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations	13
Consolidated Statement of Financial Position	14
Consolidated Statement of Cash Flows	16
Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income	17
Notes to Consolidated Financial Statements	18
Report of Independent Registered Public Accounting Firm	26
Item 2. Management’s Narrative Analysis of Results of Operations	5
Item 4. Controls and Procedures	12
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 6. Exhibits and Reports on Form 8-K	27
SIGNATURE	29
Fourteenth Supplemental Indenture Dated As Of July 15, 2004
Indenture Dated As Of July 1, 2004
Awareness Letter of Deloitte & Touche LLP
Chief Executive Officer Section 302 Form 10-Q Certification
Chief Financial Officer Section 302 Form 10-Q Certification
Chief Executive Officer Section 906 Certification of Periodic Report
Chief Financial Officer Section 906 Certification of Periodic Report

DEFINITIONS

Company	DTE Energy Company and subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison and MichCon

FERC	Federal Energy Regulatory Commission

MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended pursuant to Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates. The clause was reinstated by the MPSC effective January 1, 2004.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity.

Units Of Measurement:

gWh	Gigawatthour of electricity

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	nuclear regulations and operations associated with nuclear facilities;

•	implementation of electric Customer Choice programs;

•	impact of electric utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	effects of competition;

•	impacts of regulations by FERC, MPSC, NRC and other applicable governmental proceedings and regulations;

•	contributions to earnings by non-regulated businesses;

•	changes in federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison.

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

OVERVIEW

We had income of $8 million in the 2004 second quarter compared to income of $30 million for the 2003 second quarter. For the six-month period, our income was $52 million compared to income of $45 million for the comparable 2003 period. The comparability of earnings for the six-month period was impacted by the adoption of a new accounting rule in the 2003 first quarter. As required by generally accepted accounting principles, on January 1, 2003, we adopted a new accounting rule for asset retirement obligations as discussed in Note 2. The cumulative effect of adopting this new accounting rule was to reduce the 2003 six-month period earnings by $6 million.

Significant items that influenced our 2004 financial performance and/or may affect future results are:

•	Lost revenues from electric Customer Choice penetration;

•	Proposed Michigan legislation to address electric Customer Choice issues; and

•	An interim electric rate order increasing earnings.

Electric Customer Choice Program - Detroit Edison’s rates are regulated by the Michigan Public Service Commission (MPSC), while alternative suppliers can charge market-based rates. This regulation has hindered Detroit Edison’s ability to retain customers. In addition, the MPSC has maintained regulated rates for certain groups of customers that exceed the cost of service to those customers. This has resulted in high levels of participation in the electric Customer Choice program by those customers that have the highest price relative to their cost of service. As a result, we have continued to lose sales. Lost margins and electricity volumes associated with electric Customer Choice were approximately $59 million and 2,480 gigawatthours (gWh) in the 2004 second quarter and approximately $109 million and 4,622 gWh in the 2004 six-month period. This compares with lost electric Customer Choice margins and volumes of approximately $25 million and 1,844 gWh in the 2003 second quarter and $45 million and 3,051 gWh in the 2003 six-month period. Partially offsetting the impact of lost margins on income, we recorded regulatory assets of approximately $18 million and $43 million in the 2004 second quarter and six-month period, respectively, and $6 million and $12 million in the 2003 second quarter and six-month period. The regulatory assets represent an estimate of stranded costs that we believe are recoverable under existing Michigan legislation and MPSC orders. There are a number of variables and estimates that impact the level of recoverable stranded costs, including weather, sales mix and wholesale electric prices. As a result, our estimate of stranded costs could increase or decrease. The actual amount of stranded costs to be recovered and the timing of recovery will ultimately be determined by the MPSC.

In February 2004, the MPSC authorized an interim electric rate increase that recognized a revenue deficiency for lost electric Customer Choice revenues, and eliminated transition credits and implemented a transition charge for electric Customer Choice customers. Although the interim order has stabilized electric Customer Choice sales volumes, current regulation continues to hinder our ability to retain customers. In Detroit Edison’s June 2003 electric rate filing, we addressed numerous issues with the electric Customer Choice program, including stranded costs. The continued delay in addressing the structural problems of the electric Customer Choice program and the timely and full recovery of stranded costs, unfavorably impacts earnings and cash flow. See Note 3 for a further discussion of the electric Customer Choice program and the MPSC interim rate order.

Proposed Michigan Legislation - We are pursuing a legislative solution in addressing the structural issues associated with the electric Customer Choice program. On July 1, 2004, a package of six bills was introduced in the Michigan Senate to address unintended consequences of Public Act (PA) 141, Michigan legislation enacted in 2000 that began the restructuring of the electric utility industry in Michigan. We believe that this legislation would address a number of the most important issues in the Michigan electric sector. The proposed legislation:

•	requires mandatory reliability standards and sets a minimum annual 15 percent power reserve margin for all utilities and alternative energy suppliers;

•	requires financial adequacy standards for all alternative energy suppliers;

•	protects against rate shock by requiring a move to full cost of service for all electric customer classes over a 10-year period;

•	allows current electric Customer Choice customers to return to utility service at regulated rates until December 31, 2005, and at market rates thereafter;

•	separates generation, transmission and distribution charges on electric customers’ bills;

•	establishes a low-income energy assistance surcharge to all customers receiving distribution service from an electric or gas utility;

•	establishes a lower special rate for public and private K-12 schools;

•	clarifies that environmental compliance costs can be securitized; and

•	authorizes an environmental recovery surcharge applicable to all electric customers, to recover the costs of government-mandated pollution control measures.

The Michigan Senate Technology and Energy Committee is scheduled to hold hearings beginning in August 2004 in an effort to build consensus among Michigan’s electric utilities, alternative energy suppliers, and customer groups.

Electric Interim Rate Order - Under PA 141, electric rates for all residential, commercial and industrial customers were frozen through 2003. The legislation also capped rates for residential customers through 2005, and for small commercial and industrial customers through 2004. The rate freeze and caps apply to base rates as well as rates designed to recover fuel and purchased power costs. Historically, fuel and purchased power costs have been a pass-through under the power supply cost recovery (PSCR) mechanism.

In June 2003, Detroit Edison filed an application with the MPSC for: 1) an increase in retail electric rates of $427 million annually, 2) the resumption of the PSCR mechanism, and 3) the recovery of net stranded and other costs as permitted under Michigan legislation. Detroit Edison received an interim order in this rate case authorizing an increase in base rates of $248 million annually, effective February 21, 2004, and is applicable to all customers not subject to the rate cap. The order also terminated certain transition credits and authorized transition charges to Choice customers designed to result in $30 million in additional revenues. Additionally, the interim order reaffirmed the resumption of the PSCR mechanism for both capped and uncapped customers, effective January 1, 2004, which is expected to reduce PSCR revenues by $126 million annually. However, the interim order allowed Detroit Edison to increase base rates for customers still subject to the cap in an equal and offsetting amount with the change in the PSCR factor to maintain the total capped rate levels in effect for these customers.

As a result of rate caps, the different effective dates of the interim base rate increase, transition charges and the PSCR mechanism, and other factors, the interim rate order increased revenues in the 2004 second quarter by $16 million and decreased revenues in the 2004 six-month period by $1 million. Additionally, because of these factors, the interim order was only designed to increase revenues by $51 million in 2004 (Note 3). A final order from the MPSC is expected in September 2004.

	Quarter	Six Months
	Ended	Ended
Effect of Interim Rate Order	June 30	June 30
(in Millions)	2004	2004
Base Rate Increase and Transition Charges - effective February 21, 2004	$45	$58
PSCR Reduction — effective January 1, 2004	(29)	(59)

Revenue Increase (Decrease)	$16	$(1)

Net Income Increase (Decrease)	$10	$(1)

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

Factors impacting income: Power Generation earnings declined $45 million during the 2004 second quarter and $54 million in the 2004 six-month period. As subsequently discussed, these results primarily reflect reduced gross margins, partially offset by the recording of higher regulatory assets, which affected depreciation and amortization expenses.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2004	2003	2004	2003
Operating Revenues	$508	$589	$1,059	$1,206
Fuel and Purchased Power	199	224	409	465

Gross Margin	309	365	650	741
Operation and Maintenance	165	158	347	341
Depreciation and Amortization	61	61	111	134
Taxes other than Income	37	38	76	81

Operating Income	46	108	116	185
Other (Income) and Deductions	45	37	91	77
Income Tax Provision	—	25	8	37

Net Income	$1	$46	$17	$71

Operating Income as a Percent of Operating Revenues	9%	18%	11%	15%

Gross margins declined $56 million during the 2004 second quarter and $91 million in the 2004 six-month period due primarily to lost margins from retail customers choosing to purchase power from alternative suppliers under the electric Customer Choice program. Detroit Edison lost 18% of retail sales in the first half of 2004, compared to 12% of such sales during the same 2003 period as a result of

Customer Choice penetration. The decline in margins is also due to a revision of estimate in the 2004 second quarter in the level of sales lost to electric Customer Choice. Sales lost under the electric Customer Choice program are estimated each month and are finalized in subsequent months when actual data is available. Variances between estimated and actual lost electric Customer Choice sales directly impact the accrual of unbilled sales to full service customers. Electric Customer Choice sales adjustments in the 2004 second quarter had the effect of increasing Customer Choice-related lost sales, thereby reducing unbilled sales by $19 million. The adjustment also reduced sales within Energy Distribution’s Power Distribution segment.

The loss of retail sales under the electric Customer Choice program also results in lower purchase power requirements, as well as excess power capacity that is sold in the wholesale market. Under the interim order previously discussed, revenues from selling excess power reduce the level of recoverable fuel and purchased power costs and therefore do not impact margins. The interim rate order also lowered PSCR revenues which were more than offset by increased base rate and transition charge revenues, resulting in an increase in margins in the 2004 second quarter. However, as a result of rate caps and the different effective dates of rate adjustments previously discussed, the interim order resulted in a decrease in margins in the 2004 six-month period. Weather during 2004 was warmer than in 2003, resulting in increased margins from retail customers of $11 million in the 2004 second quarter and $3 million in the 2004 six-month period. Operating revenues and fuel and purchased power costs decreased in 2004 compared to 2003 reflecting a $1.97 per megawatt hour (MWh) (12%) decline in fuel and purchased power costs during the current quarter and a $2.16 per MWh (13%) decline during the six-month period. Fuel and purchased power costs are a pass-through with the reinstatement of the PSCR, and therefore do not affect margins or earnings. The decrease in fuel and purchased power costs is attributable to lower priced purchases and using a more favorable power supply mix. The favorable mix is due to lower purchases, driven by lost sales under the electric Customer Choice program.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Electric Sales (in Thousands of MWh)
Retail	9,434	10,427	19,857	21,602
Wholesale and Other	1,578	1,170	3,764	2,446

	11,012	11,597	23,621	24,048

Power Generated and Purchased (in Thousands of MWh)
Power Plant Generation
Fossil	8,507	9,207	18,291	18,341
Nuclear	2,409	1,301	4,817	3,549

	10,916	10,508	23,108	21,890
Purchased Power	1,226	1,843	2,424	3,731

System Output	12,142	12,351	25,532	25,621

Average Unit Cost ($/MWh)
Generation (1)	$12.68	$13.56	$12.78	$13.42

Purchased Power (2)	$34.04	$35.26	$34.29	$34.48

Overall Average Unit Cost	$14.83	$16.80	$14.84	$17.00

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include hedging activities.

Depreciation and amortization expense was unchanged in the 2004 second quarter and decreased $23 million in the 2004 six-month period. Depreciation and amortization expense was affected by increased charges resulting from generation-related capital expenditures. These expenses were also affected by the income effect of recording regulatory assets totaling $22 million and $57 million in the 2004 second quarter and six-month period, respectively, compared to $21 million and $40 million in the same 2003 periods. The regulatory assets represent the deferral of net stranded costs and other costs we believe are recoverable under Public Act 141.

Other income and deductions expense increased $8 million in the 2004 second quarter and $14 million in the 2004 six-month period, reflecting expenses associated with addressing the structural issues of PA 141. The increase also reflects costs of performing other non-operating activities.

Outlook - Future operating results are expected to vary as a result of external factors such as regulatory proceedings, new legislation, changes in market prices of power, coal and gas, plant performance, changes in economic conditions, weather and the levels of customer participation in the electric Customer Choice program.

As previously discussed, we expect cash flows and operating performance will continue to be adversely affected by the electric Customer Choice program until the inequities associated with this program are addressed. We will accrue as regulatory assets our unrecovered generation-related fixed costs due to electric Customer Choice that we believe are recoverable under Michigan legislation and MPSC orders. We have addressed the issue of stranded costs in our June 2003 electric rate filing and are also supporting the proposed legislative solution. Additionally, we requested an increase in retail electric rates of $427 million annually to recover higher operating costs. The actual timing and level of recovering stranded and operating costs will ultimately be determined by the MPSC or legislation. We cannot predict the outcome of these matters. See Note 3 — Regulatory Matters.

ENERGY DISTRIBUTION

Power Distribution

Power Distribution operations include the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated and purchased by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

Factors impacting income: Power Distribution earnings increased $23 million in the 2004 second quarter and $55 million in the 2004 six-month period. As subsequently discussed, these results primarily reflect an increase in operating revenues, a non-recurring loss recorded in the 2003 first quarter and varying operation and maintenance expenses.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2004	2003	2004	2003
Operating Revenues	$327	$281	$662	$601
Fuel and Purchased Power	—	2	6	9
Operation and Maintenance	195	186	356	368
Depreciation and Amortization	61	62	125	125
Taxes other than Income	24	27	53	56

Operating Income	47	4	122	43
Other (Income) and Deductions	35	29	68	73
Income Tax Provision (Benefit)	5	(9)	19	(10)

Net Income (Loss)	$7	$(16)	$35	$(20)

Operating Income as a Percent of Operating Revenues	14%	1%	18%	7%

	Three Months Ended		Six Months Ended
Electric Deliveries	June 30		June 30
(in Thousands of MWh)	2004	2003	2004	2003
Residential	3,472	3,243	7,541	7,098
Commercial	3,049	3,962	6,540	8,088
Industrial	2,810	3,134	5,564	6,219
Wholesale	553	550	1,109	1,126
Other	103	89	212	196

	9,987	10,978	20,966	22,727
Electric Choice	2,480	1,844	4,622	3,051

Total Electric Sales and Deliveries	12,467	12,822	25,588	25,778

Operating revenues increased $46 million in the 2004 second quarter and $61 million in the 2004 six-month period primarily due to residential sales growth and the effects of warmer weather. The increase in the 2004 second quarter was also due to the increase in base rates resulting from the interim order. Partially offsetting these improvements was the impact of a revision of estimated unbilled sales in the 2004 second quarter, which reduced revenues by $6 million. As previously discussed, the revision also reduced sales within Energy Resources’ Power Generation segment.

Operation and maintenance expense increased $9 million in the 2004 second quarter and decreased $12 million in the 2004 six-month period. Both 2004 periods were affected by higher reserves for uncollectable accounts receivables and increased pension and health care costs. The increase in uncollectable accounts expense reflects higher past due amounts attributable to economic conditions. Partially offsetting these increased costs were benefits from our company-wide cost savings initiative as well as lower transmission expenses in the 2004 six-month period. The decrease in the current six-month period is due primarily to a $22 million loss ($14 million net of tax) on the sale of our steam heating business in the 2003 first quarter.

Outlook - Operating results are expected to vary as a result of external factors such as weather, changes in economic conditions and the severity and frequency of storms. As previously mentioned, Detroit Edison filed a rate case in June 2003 to address future operating costs and other issues. Detroit Edison received an interim order in this rate case in February 2004. See Note 3 - Regulatory Matters.

ENVIRONMENTAL MATTERS

See Note 6 — Contingencies for discussion of environmental matters.

REPRESENTED EMPLOYEES

Approximately 3,600 of the company’s employees were under a contract that expired in June 2004. A new three-year contract was ratified in July 2004.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the company carried out an evaluation, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, which is the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with Commission’s rules and forms.

(b) Changes in internal control over financial reporting

There has been no change in the company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2004	2003	2004	2003
Operating Revenues	$835	$870	$1,721	$1,807

Operating Expenses
Fuel and purchased power	200	226	416	474
Operation and maintenance	359	343	702	709
Depreciation and amortization	122	124	236	259
Taxes other than income	62	65	130	137

	743	758	1,484	1,579

Operating Income	92	112	237	228

Other (Income) and Deductions
Interest expense	71	71	143	146
Other income	(15)	(22)	(30)	(33)
Other expenses	23	17	45	37

	79	66	158	150

Income Before Income Taxes	13	46	79	78
Income Tax Provision	5	16	27	27

Income Before Accounting Change	8	30	52	51
Cumulative Effect of Accounting Change	—	—	—	(6)

Net Income	$8	$30	$52	$45

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	June 30	December 31
(in Millions)	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$17	$6
Restricted cash	69	82
Accounts receivable
Customer (less allowance for doubtful accounts of $59 and $51, respectively)	322	291
Accrued unbilled revenues	187	196
Other	212	169
Inventories
Fuel	108	108
Materials and supplies	123	124
Other	55	29

	1,093	1,005

Investments
Nuclear decommissioning trust funds	544	518
Other	56	54

	600	572

Property
Property, plant and equipment	12,906	12,671
Less accumulated depreciation	(5,481)	(5,339)

	7,425	7,332

Other Assets
Regulatory assets	2,047	2,000
Securitized regulatory assets	1,484	1,527
Other	111	113

	3,642	3,640

Total Assets	$12,760	$12,549

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	June 30	December 31
(in Millions, Except Shares)	2004	2003
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$274	$211
Accrued interest	75	76
Dividends payable	76	74
Accrued payroll	30	27
Short-term borrowings	250	100
Current portion of long-term debt, including capital leases	325	144
Other	312	289

	1,342	921

Other Liabilities
Deferred income taxes	1,875	1,783
Regulatory liabilities	252	254
Asset retirement obligations (Note 2)	844	819
Unamortized investment tax credit	130	135
Accrued pension liability	189	321
Nuclear decommissioning	70	67
Other	626	639

	3,986	4,018

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	2,884	3,076
Securitization bonds	1,446	1,496
Capital lease obligations	70	75

	4,400	4,647

Contingencies (Notes 3 and 6)
Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, 138,632,324 and 134,287,832 shares issued and outstanding, respectively	1,386	1,343
Premium on common stock	1,104	977
Common stock expense	(44)	(44)
Retained earnings	585	686
Accumulated other comprehensive income	1	1

	3,032	2,963

Total Liabilities and Shareholder’s Equity	$12,760	$12,549

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30
(in Millions)	2004	2003
Operating Activities
Net Income	$52	$45
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	236	259
Deferred income taxes	89	116
Loss on sale of assets	—	21
Cumulative effect of accounting change	—	6
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	39	(408)

Net cash from operating activities	416	39

Investing Activities
Plant and equipment expenditures	(320)	(320)
Proceeds from sales of assets	—	2
Restricted cash for debt redemptions	13	45
Other investments	(31)	11

Net cash used for investing activities	(338)	(262)

Financing Activities
Issuance of long-term debt	67	—
Redemption of long-term debt	(130)	(411)
Short-term borrowings, net	150	200
Notes payable to affiliates	—	392
Capital contribution by parent company	—	170
Dividends on common stock	(150)	(148)
Other	(4)	(5)

Net cash from (used for) financing activities	(67)	198

Net Decrease in Cash and Cash Equivalents	11	(25)
Cash and Cash Equivalents at Beginning of the Period	6	36

Cash and Cash Equivalents at End of the Period	$17	$11

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

			Premium			Accumulated
	Common Stock		on	Common		Other
(Dollars in Millions,			Common	Stock	Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Stock	Expense	Earnings	Loss	Total
Balance, December 31, 2003	134,288	$1,343	$977	$(44)	$686	$1	$2,963

Net income	—	—	—	—	52	—	52
Dividends declared on common stock	—	—	—	—	(153)	—	(153)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	—	—
Common stock issued to parent company (Note 5)	4,344	43	127	—	—	—	170

Balance, June 30, 2004	138,632	$1,386	$1,104	$(44)	$585	$1	$3,032

The following table displays other comprehensive income for the six-month periods ended June 30:

(in Millions)	2004	2003
Net income	$52	$45

Other comprehensive income (loss), net of tax:
Net unrealized income (losses) on derivatives:
Gains arising during the period, net of taxes of $- and $3, respectively	—	8
Amounts reclassified to earnings, net of taxes of $- and $(3), respectively	—	(6)

		2
Pension obligations, net of taxes of $- and $224, respectively	—	417

	—	419

Comprehensive income	$52	$464

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

Consolidated Statement of Cash Flows

The components of changes in assets and liabilities follow:

	Six Months Ended
	June 30
(in Millions)	2004	2003
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(12)	$(27)
Accrued unbilled receivables	9	7
Inventories	1	11
Accrued pensions	37	(114)
Accounts payable	63	(74)
Income taxes payable	(62)	(125)
General taxes	(12)	(12)
Risk management and trading activities	(1)	(3)
Other	16	(71)

	$39	$(408)

Other cash and non-cash investing and financing activities follow:

	Six Months Ended
	June 30
(in Millions)	2004	2003
Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$144	$151
Income taxes paid	$1	$34
Common stock issued to parent company	$170	$—

Retirement Benefits and Trusteed Assets

The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2004	2003	2004	2003
Three Months Ended June 30
Service Cost	$11	$11	$8	$10
Interest Cost	33	32	17	17
Expected Return on Plan Assets	(36)	(32)	(11)	(9)
Amortization of
Net loss	12	8	8	5
Prior service cost	3	2	—	—
Net transition liability	—	—	2	2

Net Periodic Benefit Cost	$23	$21	$24	$25

Six Months Ended June 30
Service Cost	$24	$22	$16	$19
Interest Cost	66	64	35	34
Expected Return on Plan Assets	(67)	(64)	(23)	(18)
Amortization of
Net loss	24	16	17	11
Prior service cost	5	4	—	—
Net transition liability	—	—	4	4

Net Periodic Benefit Cost	$52	$42	$49	$50

In June 2004, we retroactively adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 106-2. This FSP provides guidance on the accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). As a result of the retroactive adoption, our other postretirement benefit costs were reduced by $3 million and $6 million for the three and six months ended June 30, 2004. See Note 2.

In March 2004, DTE Energy common stock, valued at $170 million, was contributed to our defined benefit retirement plan. In January 2004, we made a $40 million cash contribution to our postretirement health care and life insurance plans. We do not expect to make any additional contributions during 2004.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

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

A reconciliation of the asset retirement obligation for the 2004 six-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2004	$819
Accretion	27
Liabilities settled	(2)

Asset retirement obligations at June 30, 2004	$844

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Medicare Act Accounting

In December 2003, the Medicare Act was signed into law. This Act provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at “least actuarially” equivalent to the benefit established by law. We elected at that time to defer the provisions of the Medicare Act, and its impact on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost pending the issuance of specific authoritative accounting guidance by the FASB.

In May 2004, FSP No. 106-2 was issued on accounting for the effects of the Medicare Act. The FSP is effective for the first interim period beginning after June 15, 2004, with earlier application encouraged. The guidance in this FSP is applicable to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded the prescription drug benefits available under the plan to some or all participants are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. We believe we qualify for the subsidy under the Act and the expected subsidy will partially offset our share of the cost of the postretirement prescription drug coverage.

The reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service is approximately $70 million and is accounted for as an actuarial gain as required under the FSP. The effects of the subsidy on the measurement of net periodic postretirement benefit costs is expected to reduce cost by $12 million in 2004. The impact of the Medicare Act on the components of Other Postretirement Benefit Costs in the first six months of 2004 is as follows:

	Three Months	Three Months	Six Months
(in Millions)	Ended March 31, 2004	Ended June 30, 2004	Ended June 30, 2004
Reduction in service cost	$—	$1	$1
Reduction in interest cost	1	1	2
Amortization of actuarial gain	2	1	3

Decrease in postretirement benefit cost	$3	$3	$6

We have elected to apply the provisions of FSP No. 106-2 retroactive to January 1, 2004, and as a result earnings for the first quarter of 2004 have been restated. A reconciliation of previously reported first quarter 2004 net income and earnings per share to the amounts adjusted for the decrease in costs due to the Medicare Act follows:

Net
(In Millions)	Income
As reported	$41
Add: Decrease in costs due to Medicare Act	3

As adjusted	$44

NOTE 3 – REGULATORY MATTERS

Electric Rate Case

Rate Request - In June 2003, Detroit Edison filed an application with the MPSC requesting a change in retail electric rates, resumption of the Power Supply Cost Recovery (PSCR) mechanism, and recovery of net stranded costs. The application requested a base rate increase for both full-service and electric Customer Choice customers totaling $416 million annually (approximately 12% increase) in 2006, with a three-year phase-in starting in 2004 as the caps on customer rates expire. Detroit Edison proposed that the $416 million increase be allocated between full-service customers ($265 million) and electric Customer Choice customers ($151 million). In November 2003, Detroit Edison increased its original rate request by $11 million to $427 million.

During the second quarter of 2004, based upon the MPSC Staff’s (Staff) filing for final rate relief, as discussed below, and more current information regarding the level of electric Customer Choice sales penetration, Detroit Edison revised its base rate increase request from $427 million to $457 million.

In addition, Detroit Edison has updated its request for recovery of regulatory assets from $109 million to $93 million annually over a 5-year period, which includes recovery of deferred return on and of Clean Air Act costs and capital expenditures in excess of base depreciation amounts, transmission costs and electric Customer Choice implementation costs as allowed by Public Act (PA) 141.

Detroit Edison is also requesting recovery of $187 million of historical stranded costs, through the date of the final order in this case, to be collected pursuant to PA 141.

A summary of the rate requests follows:

	Initial Final	Revised Final
(in Millions)	Rate Request	Rate Request
Base Rate Revenue Deficiency	$553	$583
PSCR Savings/Choice Mitigation	(126)	(126)

Base Rate Increase	427	457
Regulatory Asset Recovery Surcharge	109	93 (1)

Total	$536	$550

Phase in By Year
2004	$299
2005	57
2006	180

Total	$536

(1)	Does not include recovery of $187 million of historical stranded costs

The revised rate request did not allocate the phase in amounts by year, but the amounts would be allocated to the customer classes as the rate caps expire.

MPSC Interim Rate Order - On February 20, 2004, the MPSC issued an order for interim rate relief. The order authorized an interim increase in base rates, a transition charge for customers participating in the electric Customer Choice program and a new PSCR factor.

The interim base rate increase totaled $248 million annually, effective February 21, 2004, and is applicable to all customers not subject to the rate cap. The increase has been allocated to both full-service customers ($240 million) and electric Customer Choice customers ($8 million). However, because of the rate caps under PA 141, not all of the increase will be realized in 2004. The interim order also terminated certain transition credits and authorized transition charges to electric Customer Choice customers designed to result in $30 million in additional revenues. Additionally, the MPSC authorized a PSCR factor for all customers, a credit of 1.05 mills per kilowatthour (kWh) compared to the 2.04 mills per kWh charge previously in effect. However, the MPSC order allows Detroit Edison to increase base rates for customers still subject to the cap in an equal and offsetting amount with the change in the PSCR factor to maintain the total capped rate levels currently in effect for these customers.

Although the base rate increase and transition charges total $278 million, the interim order is only designed to result in an increase in 2004 revenues of $51 million. This lower amount is a result of the rate caps, the February 21, 2004 effective date of the interim base rate increase and the PSCR reduction effective January 1, 2004. Amounts collected are subject to a potential refund pending a final order in this rate case.

The MPSC deferred addressing other items in the rate request, including a surcharge to recover regulatory assets, until a final rate order is issued, which is expected in September 2004. We cannot predict the amount of final rate relief that will be granted by the MPSC.

MPSC Staff Recommendation on Final Rate Relief - On March 5, 2004, the Staff filed testimony regarding final rate relief requested by Detroit Edison. The Staff recommended a base rate increase of $275 million. The recommended amount was subsequently adjusted to $254 million, a $6 million increase over the $248 million interim order. The Staff’s proposed $254 million base rate increase excluded an estimated $93 million of stranded costs from sales lost to electric Customer Choice. The Staff’s proposal would provide Detroit Edison the opportunity to mitigate this loss with third-party wholesale sales by modifying the PSCR mechanism to remove the revenue credit from these sales. The revenue credit from third-party wholesale sales currently included in the PSCR mechanism flows this benefit to full-service customers. The Staff recommends that any future stranded costs be recovered using two basic provisions. Detroit Edison will be allowed to retain 90% of the net third-party revenue earned from wholesale sales up to 110% of each year’s electric Customer Choice sales. Secondly, the Staff proposed that non-cost Choice margin loss (impact of inter-class rate subsidization) be recovered through future rate increases from full-service customers.

The Staff recommended that accrued regulatory assets be recovered through three mechanisms. The first mechanism would recover electric Customer Choice implementation costs through a charge to both full- service and electric Customer Choice customers of approximately $25 million per year, effective in 2006 when all current rate caps expire. The second mechanism recovers accrued regulatory assets, including deferred costs under the Clean Air Act through a five-year surcharge that would only be collected from full-service customers as their rate caps expire for an average of approximately $38 million per year. The third mechanism would recover prior period stranded costs determined pursuant to the MPSC’s existing production fixed cost revenue deficiency methodology. The Staff estimated that Detroit Edison’s stranded costs for 2002, 2003 and 2004 through the date of the interim rate order of February 20, 2004 are approximately $44 million. These stranded costs would be recovered from electric Customer Choice customers utilizing the transition charge approved in the interim rate order.

The Staff recommended a capital structure of 54% debt and 46% equity and proposed an 11% return on equity.

Electric Industry Restructuring

Electric Rates, Customer Choice and Stranded Costs - PA 141 provides Detroit Edison with the right to recover net stranded costs. The MPSC authorized Detroit Edison to establish a regulatory asset to defer recovery of its incurred stranded costs, subject to review in a subsequent annual net stranded cost proceeding. During each quarter, Detroit Edison records a regulatory asset representing an estimate of the cumulative stranded costs as of that period. Our revised and ongoing calculations concluded that the $68 million of net stranded costs recorded as of December 31, 2003 is appropriate. During the 2004 six-month period, we recorded $43 million of additional stranded costs as a regulatory asset.

An April 1, 2004 Michigan Court of Appeals order found that the MPSC should not defer recovery of Detroit Edison’s electric Customer Choice implementation costs indefinitely. On June 29, 2004, the MPSC issued an order authorizing Detroit Edison to recover $20 million in implementation costs incurred during 2002. Detroit Edison elected to collect these costs as well as implementation costs incurred in 2000 and 2001 as part of the $93 million regulatory asset recovery previously discussed.

We are unable to predict the outcome of the regulatory matters and proposed legislation discussed herein. Resolution of these matters is dependent upon future MPSC orders and the legislative process, which may materially impact the financial position, results of operations and cash flows of the company.

NOTE 4 – LONG -TERM DEBT

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

In July 2004, Detroit Edison issued $200 million of 5.40% senior notes due in 2014. The proceeds were used to repay short-term borrowings and for general corporate purposes.

NOTE 5 – COMMON STOCK

In March 2004, we issued 4,344,492 shares of common stock, valued at $170 million to DTE Energy. DTE Energy contributed a like amount of its stock to our defined benefit retirement plan.

NOTE 6 – CONTINGENCIES

Environmental

Detroit Edison conducted remedial investigations at contaminated sites, including 2 former manufactured gas plants, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated total expenditures for remediating these sites is approximately $8 million which is expected to be incurred over the next several years. As a result of the investigation, Detroit Edison accrued an $8 million liability during 2004.

In July 2004, the Environmental Protection Agency (EPA) published final regulations establishing requirements and a permitting process for existing power plant cooling water intake structures. These regulations require individual facility studies, and permitting and intake modifications that will be determined and implemented over the next 5 to 7 years and could require up to $50 million in additional capital expenditures for Detroit Edison.

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

See Note 3 for a discussion of contingencies related to Regulatory Matters.

NOTE 7 – SEGMENT INFORMATION

Detroit Edison has the following two reportable segments. Inter-segment revenues are not material.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2004	2003	2004	2003
Operating Revenues
Energy Resources	$508	$589	$1,059	$1,206
Energy Distribution	327	281	662	601

	$835	$870	$1,721	$1,807

Net Income
Energy Resources	$1	$46	$17	$71
Energy Distribution	7	(16)	35	(20)
Cumulative Effect of Accounting Change	—	—	—	(6)

Total	$8	$30	$52	$45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of June 30, 2004, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2004 and 2003, the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statement of changes in shareholder’s equity and comprehensive income for the six-month period ended June 30, 2004 and the six-month periods ended June 30, 2004 and 2003, respectively. These interim financial statements are the responsibility of The Detroit Edison Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the condensed consolidated interim financial statements, The Detroit Edison Company applied the provisions of Financial Accounting Standards Board Staff Position No. 106-2, which relates to accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, retroactive to January 1, 2004.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in stockholder’s equity and comprehensive income for the year then ended (not presented herein); and in our report dated March 1, 2004 (which report includes an explanatory paragraph relating to the change in the methods of accounting for asset retirement obligations in 2003 and derivative instruments and hedging activities in 2001), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
August 3, 2004

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

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description
Filed:

4-239	Fourteenth Supplemental Indenture dated July 15, 2004, supplementing the Collateral Trust Indenture dated as of June 30, 1993 providing for the 2004 Series D 5.40% senior notes due 2014 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association (successor to Bank One Trust Company, National Association).

4-240	Supplemental Indenture dated as of July 1, 2004, supplementing the Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association (successor to Bank One, National Association) establishing the 2004 Series D Mortgage Bonds.

15-27	Awareness Letter of Deloitte & Touche LLP

31-9	Chief Executive Officer Section 302 Form 10-Q Certification

31-10	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-9	Chief Executive Officer Section 906 Certification of Periodic Report

32-10	Chief Financial Officer Section 906 Certification of Periodic Report

(b)	Reports on Form 8-K.

During the quarterly period ended June 30, 2004, we filed or furnished Current Reports on Form 8-K covering matters, as follows:

Item 7. Exhibits and Item 12. Results of Operations and Financial Condition furnished on April 29, 2004 and dated April 28, 2004; and

Item 7. Exhibits and Item 12. Results of Operations and Financial Condition furnished and dated April 29, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date: August 4, 2004	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

Exhibit Index

Number	Description
4-239	Fourteenth Supplemental Indenture dated July 15, 2004, supplementing the Collateral Trust Indenture dated as of June 30, 1993 providing for the 2004 Series D 5.40% senior notes due 2014 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association (successor to Bank One Trust Company, National Association).

4-240	Supplemental Indenture dated as of July 1, 2004, supplementing the Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association (successor to Bank One, National Association) establishing the 2004 Series D Mortgage Bonds.

15-27	Awareness Letter of Deloitte & Touche LLP

31-9	Chief Executive Officer Section 302 Form 10-Q Certification

31-10	Chief Financial Officer Section 302 Form 10-Q Certification

32-9	Chief Executive Officer Section 906 Certification of Periodic Report

32-10	Chief Financial Officer Section 906 Certification of Periodic Report