Form 10-Q
period 2004-09-30
DETROIT EDISON CO
filed 2004-11-08
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Yes      No X

THE DETROIT EDISON COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

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

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	nuclear regulations and operations associated with nuclear facilities;

•	implementation of electric Customer Choice programs;

•	impact of electric utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	effects of competition;

•	impacts of regulations by FERC, MPSC, NRC and other applicable governmental proceedings and regulations;

•	changes in federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison.

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

OVERVIEW

We had income of $62 million in the 2004 third quarter compared to income of $96 million for the 2003 third quarter. For the nine-month period, our income was $114 million compared to income of $141 million for the comparable 2003 period. The comparability of earnings for the nine-month period was impacted by the adoption of a new accounting rule in the 2003 first quarter. As required by generally accepted accounting principles, on January 1, 2003, we adopted a new accounting rule for asset retirement obligations as discussed in Note 2. The cumulative effect of adopting this new accounting rule was to reduce the 2003 nine-month period earnings by $6 million.

Significant items that influenced our 2004 financial performance and/or may affect future results are:

•	Lost revenues from electric Customer Choice penetration;

•	Proposed Michigan legislation to address electric Customer Choice issues; and

•	Interim electric rate orders.

Electric Customer Choice Program — Detroit Edison’s rates are regulated by the Michigan Public Service Commission (MPSC), while alternative suppliers can charge market-based rates. This regulation has hindered Detroit Edison’s ability to retain customers. In addition, the MPSC has maintained regulated rates for certain groups of customers that exceed the cost of service to those customers. This has resulted in high levels of participation in the electric Customer Choice program by those customers that have the highest price relative to their cost of service. As a result, we continue to lose margins. To address this issue, we expect to file a rate case in 2005 designed to adjust rates for each customer class to be reflective of the full costs incurred to service such customers.

Lost margins and electricity volumes associated with electric Customer Choice were approximately $63 million and 2,655 gigawatthours (gWh) in the 2004 third quarter and approximately $172 million and 7,277 gWh in the 2004 nine-month period. This compares with lost electric Customer Choice margins and volumes of approximately $35 million and 2,141 gWh in the 2003 third quarter and $80 million and 5,192 gWh in the 2003 nine-month period. The financial impact of electric Customer Choice was also affected by the issuance of the electric interim rate order that increased base rates, authorized transition charges and reaffirmed the resumption of the power supply cost recovery (PSCR) mechanism, as subsequently discussed. Partially offsetting the impact of lost margins on income, we recorded regulatory assets of approximately $24 million and $67 million in the 2004 third quarter and nine-month period, respectively, and $8 million and $20 million in the 2003 third quarter and nine-month period. The regulatory assets represent an estimate of stranded costs that we believe are recoverable under existing Michigan legislation and MPSC orders. There are a number of variables and estimates that impact the level of recoverable stranded costs, including weather, sales mix, wholesale electric prices and transition charges. As a result, our estimate of stranded costs could increase or decrease. The actual amount of stranded costs to be recovered and the timing of recovery will ultimately be determined by the MPSC.

In February 2004, the MPSC authorized an interim electric rate increase that recognized a revenue deficiency for a portion of the lost electric Customer Choice revenues, and eliminated transition credits and implemented a transition charge for electric Customer Choice customers. Although the interim order, along with changes in wholesale market prices, has stabilized electric Customer Choice sales volumes, current regulation continues to hinder our ability to retain customers. In Detroit Edison’s June 2003 electric rate filing, we addressed numerous issues with the electric Customer Choice program, including stranded costs. The continued delay in addressing the structural problems of the electric Customer Choice program and the timely and full recovery of stranded costs, unfavorably impacts earnings and cash flow.

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

Proposed Michigan Legislation - We are pursuing a legislative solution in addressing the structural issues associated with the electric Customer Choice program. On July 1, 2004, a package of six bills was introduced in the Michigan Senate to address unintended consequences of Public Act (PA) 141, Michigan legislation enacted in 2000 that began the restructuring of the electric utility industry in Michigan. We believe that this legislation would address a number of the most important issues in the Michigan electric sector. The proposed legislation:

•	protects against rate shock by requiring electric utility rates to reflect a full cost of service for all electric customer classes over a 10-year period;

•	allows current electric Customer Choice customers to return to utility service at regulated rates until December 31, 2005 and at market rates thereafter;

•	requires mandatory reliability standards and sets a minimum annual 15 percent power reserve margin for all utilities and alternative energy suppliers;

•	establishes a transition charge formula;

•	establishes a low-income energy assistance surcharge to all customers receiving distribution service from an electric or gas utility;

•	establishes a lower special rate for public and private K-12 schools;

•	clarifies that environmental compliance costs can be securitized; and

•	authorizes an environmental recovery surcharge applicable to all electric customers to recover the costs of government-mandated pollution control measures.

The Michigan Senate Technology and Energy Committee held hearings that began in August 2004 in an effort to build consensus among Michigan’s electric utilities, alternative energy suppliers, and customer groups. The committee is expected to convene in November 2004 and commence discussions regarding moving the legislative package to the Michigan Senate floor.

Electric Interim Rate Order — Under PA 141, electric rates for all residential, commercial and industrial customers were frozen through 2003. The legislation also capped rates for residential customers through 2005, and for small commercial and industrial customers through 2004. The rate freeze and caps apply to base rates and rates designed to recover fuel and purchased power costs. Historically, fuel and purchased power costs have been a pass-through under the PSCR mechanism.

In June 2003, Detroit Edison filed an application with the MPSC for: 1) an increase in retail electric rates of $427 million annually, 2) the resumption of the PSCR mechanism, and 3) the recovery of net stranded and other costs as permitted under Michigan legislation. Detroit Edison received an interim order in this rate case authorizing an increase in base rates of $248 million annually, effective February 21, 2004, which is applicable to all customers not subject to the rate cap. The order also terminated certain transition credits and authorized transition charges to Choice customers designed to result in $30 million in additional revenues. Additionally, the interim order reaffirmed the resumption of the PSCR mechanism for both capped and uncapped customers, effective January 1, 2004, which is expected to reduce PSCR revenues by $126 million in 2004. However, the interim order allowed Detroit Edison to increase base rates for customers still subject to the cap in an equal and offsetting amount with the change in the PSCR factor to maintain the total capped rate levels in effect for these customers.

Although the base rate increase and transition charges total $278 million, the effects of the interim order are estimated to have increased income by $5 million, net of taxes, in the 2004 third quarter, and decreased income by $3 million, net of taxes, in the 2004 nine-month period. This lower amount is a result of the rate caps, the February 21, 2004 effective date of the interim base rate increase and the PSCR reduction effective January 1, 2004. Revenues from the interim rate order increased income $11 million, net of taxes, in the 2004 third quarter, and increased income $10 million, net of taxes, in the 2004 nine-month period. Revenues from the interim rate order also relate to items that were previously deferred as regulatory assets. The reduction in regulatory asset deferrals related to previously capped customers decreased income by $6 million, net of taxes, in the 2004 third quarter, and decreased income by $13 million, net of taxes, in the 2004 nine-month period. Amounts collected are subject to a potential refund pending a final order in this proceeding. A final order from the MPSC is expected in November 2004. See Note 3.

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

     Factors impacting income: Power Generation earnings declined $27 million during the 2004 third quarter and $81 million in the 2004 nine-month period. As subsequently discussed, these results primarily reflect reduced gross margins, partially offset by the recording of higher regulatory assets, which affected depreciation and amortization expenses. Increased operation and maintenance expenses and costs associated with the August 2003 blackout also affected the comparison (Note 3).

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
(in Millions)
Operating Revenues	$587	$669	$1,646	$1,874
Fuel and Purchased Power	234	284	643	749

Gross Margin	353	385	1,003	1,125
Operation and Maintenance	159	147	506	487
Depreciation and Amortization	66	65	177	199
Taxes Other Than Income	38	40	114	121

Operating Income	90	133	206	318
Other (Income) and Deductions	38	39	129	115
Income Tax Provision	18	33	26	71

Net Income	$34	$61	$51	$132

Operating Income as a Percent of Operating Revenues	15%	20%	13%	17%

Gross margins declined $32 million during the 2004 third quarter and $122 million in the 2004 nine-month period due primarily to lost margins from retail customers choosing to purchase power from alternative suppliers under the electric Customer Choice program. As a result of electric Customer Choice penetration, Detroit Edison lost 18% of retail sales in the first nine months of 2004, compared to 13% of such sales during the same 2003 period. The decline in margins in the current nine-month period is also due to a revision of estimate in the level of sales lost to electric Customer Choice in the 2004 second quarter. Sales lost under the electric Customer Choice program are estimated each month and are finalized in subsequent months when actual data is available. Variances between estimated and actual lost electric Customer Choice sales directly impact the accrual of unbilled sales to full service customers. Electric Customer Choice sales adjustments in the 2004 second quarter had the effect of increasing Customer Choice-related lost sales, thereby reducing unbilled sales by $19 million. The adjustment also reduced sales within Energy Distribution’s Power Distribution — segment.

The loss of retail sales under the electric Customer Choice program also resulted in lower purchase power requirements, as well as excess power capacity that was sold in the wholesale market. Under the interim order previously discussed, revenues from selling excess power reduce the level of recoverable fuel and purchased power costs and therefore do not impact margins. The interim rate order also lowered PSCR revenues which were more than offset by increased base rate and transition charge revenues, resulting in an increase in margins in the 2004 third quarter and nine-month period (Note 3). Weather during 2004 was milder than in 2003, resulting in decreased margins from retail customers. Operating revenues and fuel and purchased power costs decreased in 2004 compared to 2003 reflecting a $2.79 per megawatt hour (MWh) (15%) decline in fuel and purchased power costs during the current quarter and a $2.41 per MWh (14%) decline during the nine-month period. Fuel and purchased power costs are a pass-through with the reinstatement of the PSCR, and therefore do not affect margins or earnings. The decrease in fuel and purchased power costs is attributable to lower priced purchases and the use of a more favorable power supply mix. The favorable mix is due to lower purchases, driven by lost sales under the electric Customer Choice program. The 2003 third quarter and nine-month period includes higher costs associated with substitute power purchased to meet customer demand during the August 2003 blackout. We were required to purchase additional power during the 36-day period it took for our generation fleet to return to pre-blackout capacity.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Electric Sales
(in Thousands of MWh)
Retail	10,623	11,762	30,480	33,364
Wholesale and Other	1,974	1,603	5,738	4,049

	12,597	13,365	36,218	37,413

Power Generated and Purchased
(in Thousands of MWh)
Power Plant Generation
Fossil	10,407	10,308	28,698	28,649
Nuclear	2,043	2,096	6,860	5,645

	12,450	12,404	35,558	34,294
Purchased Power	1,209	1,868	3,633	5,599

System Output	13,659	14,272	39,191	39,893

Average Unit Cost ($/MWh)
Generation (1)	$13.33	$13.21	$12.98	$13.34

Purchased Power (2)	$42.77	$55.38	$37.12	$43.79

Overall Average Unit Cost	$15.94	$18.73	$15.21	$17.62

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include hedging activities.

Operation and maintenance expense increased $12 million in the 2004 third quarter and $19 million in the 2004 nine-month period. The increases reflect costs associated with maintaining our generation fleet and higher allocations for corporate support services. Additionally, the increases are due to costs associated with our DTE2 implementation project, a company-wide initiative to improve existing processes and to implement new core information systems, including finance, human resources, supply chain and work management.

Depreciation and amortization expense increased $1 million and decreased $22 million in the 2004 third quarter and nine-month period, respectively. Depreciation and amortization expense was affected by increased charges resulting from generation-related capital expenditures. Depreciation and amortization expense was reduced by the income effect of recording regulatory assets totaling $29 million and $86 million in the 2004 third quarter and nine-month period, respectively, compared to $27 million and $67 million in the same 2003 periods. The regulatory assets represent the deferral of net stranded costs and other costs we believe are recoverable under Public Act 141.

Other income and deductions expense increased $14 million in the 2004 nine-month period, primarily due to lower income associated with recording a return on regulatory assets, as well as costs associated with addressing the structural issues of Public Act 141.

Outlook — Future operating results are expected to vary as a result of external factors such as regulatory proceedings, new legislation, changes in market prices of power, coal and gas, plant performance, changes in economic conditions, weather and the levels of customer participation in the electric Customer Choice program.

As previously discussed, we expect cash flows and operating performance will continue to be adversely affected by the electric Customer Choice program until the inequities associated with this program are addressed. We will accrue as regulatory assets our unrecovered generation-related fixed costs (stranded costs) due to electric Customer Choice that we believe are recoverable under Michigan legislation and MPSC orders. We have addressed the issue of stranded costs in our June 2003 electric rate filing and are also supporting the proposed legislative solution. Additionally, we requested an increase in retail electric rates to recover higher operating costs. The actual timing and level of recovering stranded and operating costs will ultimately be determined by the MPSC or legislation. We cannot predict the outcome of these matters. See Note 3 — Regulatory Matters.

ENERGY DISTRIBUTION

Power Distribution

Power Distribution operations include the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated and purchased by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

Factors impacting income: Power Distribution earnings decreased $7 million in the 2004 third quarter and increased $48 million in the 2004 nine-month period. As subsequently discussed, these results primarily reflect an increase in operating revenues, a non-recurring loss recorded in the 2003 first quarter and higher operation and maintenance expenses.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
(in Millions)
Operating Revenues	$371	$348	$1,033	$950
Fuel and Purchased Power	4	4	10	13
Operation and Maintenance	202	169	558	538
Depreciation and Amortization	62	62	187	187
Taxes Other Than Income	25	27	78	83

Operating Income	78	86	200	129
Other (Income) and Deductions	36	33	104	107
Income Tax Provision (Benefit)	14	18	33	7

Net Income (Loss)	$28	$35	$63	$15

Operating Income as a Percent of Operating Revenues	21%	25%	19%	14%

	Three Months Ended		Nine Months Ended
	September 30		September 30
Electric Deliveries	2004	2003	2004	2003
(in Thousands of MWh)
Residential	4,114	4,457	11,655	11,555
Commercial	3,557	4,162	10,097	12,251
Industrial	2,854	3,044	8,418	9,264
Wholesale	531	556	1,640	1,682
Other	98	97	310	294

	11,154	12,316	32,120	35,046
Electric Choice	2,655	2,141	7,277	5,192

Total Electric Sales and Deliveries	13,809	14,457	39,397	40,238

Operating revenues increased $23 million in the 2004 third quarter and $83 million in the 2004 nine-month period primarily due to the increase in base rates resulting from the interim order and residential sales growth, partially offset by the effects of milder weather. Additionally, the nine-month period comparison was affected by a revision of estimated unbilled sales in the 2004 second quarter, which reduced revenues by $6 million. As previously discussed, the revision also reduced sales within Energy Resources’ Power Generation — segment.

Operation and maintenance expense increased $33 million in the 2004 third quarter and $20 million in the 2004 nine-month period. Both 2004 periods were affected by higher reserves for uncollectable accounts receivables, reflecting higher past due amounts attributable to economic conditions. Additionally, the increases are due to higher transmission expenses, resulting from a refund in the 2003 third quarter, as well as costs associated with our DTE2 implementation project. The comparison for the nine-month period was also affected by a $22 million loss ($14 million net of tax) on the sale of our steam heating business in the 2003 first quarter.

Outlook — Operating results are expected to vary as a result of external factors such as weather, changes in economic conditions and the severity and frequency of storms. As previously mentioned, Detroit Edison filed a rate case in June 2003 to address higher operating costs and other issues. Detroit Edison received an interim order in this rate case in February 2004. See Note 3 — Regulatory Matters.

In conjunction with the sale of transmission assets to International Transmission Company (ITC) in February 2003, the Federal Energy Regulatory Commission froze ITC’s transmission rates through December 2004. It is expected that annual rate adjustments pursuant to a formulistic pricing mechanism beginning in January 2005 will result in an estimated increase in Detroit Edison’s annual transmission expense of $40 million. Additionally, several Midwest utilities seek to recover lost transmission revenues associated with the creation of multiple regional transmission organizations in the Midwest. This Federal Energy Regulatory Commission proceeding could require that Detroit Edison and its customers be responsible for increased transmission costs of up to $30 million annually. Included in the electric rate case filing and 2005 PSCR plan case, Detroit Edison has proposed transmission expenses, above the level established in base rates, be recoverable through the PSCR mechanism. See Note 3.

ENVIRONMENTAL MATTERS

See Note 7 — Contingencies for discussion of environmental matters.

REPRESENTED EMPLOYEES

Approximately 3,600 of the company’s employees were under a contract that expired in June 2004. A new three-year contract was ratified in July 2004.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with Commission’s rules and forms.

(b) Changes in internal control over financial reporting

The Company has established a formal assessment process and related procedures to evaluate the effectiveness of internal control over financial reporting using criteria specified by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. The assessment process is comprehensive in scope, utilizes internal and external resources and involves many individuals at various levels of the Company in the design, testing and evaluation of internal control.

As part of the evaluation and assessment process, the Company has been improving the design and operating effectiveness of many entity-level and process-level controls. Control testing and remediation activities provide reasonable, but not absolute, assurance that a material weakness in internal control over financial reporting will be avoided. The inherent limitations of our current internal controls, a portion of which are manual by their nature, contribute to the potential for control deficiencies. Although management has not yet completed its assessment and continues to implement control improvements, management does not believe any areas requiring further improvement will constitute a material weakness in internal control over financial reporting as of December 31, 2004.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2004	2003	2004	2003
Operating Revenues	$958	$1,017	$2,679	$2,824

Operating Expenses
Fuel and purchased power	238	288	654	762
Operation and maintenance	361	316	1,063	1,025
Depreciation and amortization	128	127	364	386
Taxes other than income	62	67	192	204

	789	798	2,273	2,377

Operating Income	169	219	406	447

Other (Income) and Deductions
Interest expense	72	71	215	217
Other income	(13)	(29)	(43)	(62)
Other expenses	16	30	61	67

	75	72	233	222

Income Before Income Taxes	94	147	173	225
Income Tax Provision	32	51	59	78

Income Before Accounting Change	62	96	114	147
Cumulative Effect of Accounting Change	—	—	—	(6)

Net Income	$62	$96	$114	$141

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
	2004	2003
(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$12	$6
Restricted cash	26	82
Accounts receivable
Customer (less allowance for doubtful accounts of $61 and $51, respectively)	341	291
Accrued unbilled revenues	147	196
Other	150	169
Inventories
Fuel	99	108
Materials and supplies	117	124
Other	76	29

	968	1,005

Investments
Nuclear decommissioning trust funds	558	518
Other	53	54

	611	572

Property
Property, plant and equipment	13,004	12,671
Less accumulated depreciation	(5,538)	(5,339)

	7,466	7,332

Other Assets
Regulatory assets	2,071	2,000
Securitized regulatory assets	1,462	1,527
Other	109	113

	3,642	3,640

Total Assets	$12,687	$12,549

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
	2004	2003
(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$262	$211
Accrued interest	56	76
Dividends payable	76	74
Accrued payroll	21	27
Short-term borrowings	29	100
Current portion of long-term debt, including capital leases	323	144
Other	350	289

	1,117	921

Other Liabilities
Deferred income taxes	1,844	1,783
Regulatory liabilities	247	254
Asset retirement obligations (Note 2)	857	819
Unamortized investment tax credit	128	135
Accrued pension liability	207	321
Nuclear decommissioning	72	67
Other	646	639

	4,001	4,018

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,082	3,076
Securitization bonds	1,400	1,496
Capital lease obligations	69	75

	4,551	4,647

Contingencies (Notes 3 and 7)
Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, 138,632,324 and 134,287,832 shares issued and outstanding, respectively	1,386	1,343
Premium on common stock	1,104	977
Common stock expense	(44)	(44)
Retained earnings	571	686
Accumulated other comprehensive income	1	1

	3,018	2,963

Total Liabilities and Shareholder’s Equity	$12,687	$12,549

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30
	2004	2003
(in Millions)
Operating Activities
Net Income	$114	$141
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	364	386
Deferred income taxes	57	53
Loss on sale of assets	—	21
Cumulative effect of accounting change	—	6
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	161	(336)

Net cash from operating activities	696	271

Investing Activities
Plant and equipment expenditures	(480)	(438)
Proceeds from sales of assets	—	2
Restricted cash for debt redemptions	56	93
Other investments	(49)	(16)

Net cash used for investing activities	(473)	(359)

Financing Activities
Issuance of long-term debt	266	49
Redemption of long-term debt	(181)	(502)
Short-term borrowings, net	(71)	203
Notes payable to affiliates	—	378
Capital contribution by parent company	—	170
Dividends on common stock	(226)	(222)
Other	(5)	(5)

Net cash from (used for) financing activities	(217)	71

Net Increase (Decrease) in Cash and Cash Equivalents	6	(17)
Cash and Cash Equivalents at Beginning of the Period	6	36

Cash and Cash Equivalents at End of the Period	$12	$19

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions, Shares in Thousands)	Common Stock		Premium on	Common		Accumulated Other
			Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Loss	Total
Balance, December 31, 2003	134,288	$1,343	$977	$(44)	$686	$1	$2,963

Net income	—	—	—	—	114	—	114
Dividends declared on common stock	—	—	—	—	(229)	—	(229)
Net change in unrealized losses on derivatives, net of tax	—	—	—	—	—	—	—
Common stock issued to parent company (Note 6)	4,344	43	127	—	—	—	170

Balance, September 30, 2004	138,632	$1,386	$1,104	$(44)	$571	$1	$3,018

     The following table displays other comprehensive income for the nine-month periods ended September 30:

	2004	2003
(in Millions)
Net income	$114	$141

Other comprehensive income (loss), net of tax:
Net unrealized income (losses) on derivatives:
Gains arising during the period, net of taxes of $- and $3, respectively	—	8
Amounts reclassified to earnings, net of taxes of $- and $(3), respectively	—	(6)

		2
Pension obligations, net of taxes of $- and $224, respectively	—	417

	—

Comprehensive income	$114	$560

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

Consolidated Statement of Cash Flows

The components of changes in assets and liabilities follow:

	Nine Months Ended
	September 30
	2004	2003
(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(33)	$(113)
Accrued unbilled receivables	49	20
Inventories	16	12
Accrued pensions	77	(131)
Accounts payable	51	(57)
Accrued power supply cost recovery revenue	62	—
Income taxes payable	2	(10)
General taxes	(8)	(10)
Risk management and trading activities	(1)	(7)
Other	(54)	(40)

	$161	$(336)

     Other cash and non-cash investing and financing activities follow:

	Nine Months Ended
	September 30
(in Millions)	2004	2003
Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$235	$246
Income taxes paid	$2	$34
Common stock issued to parent company	$170	$—

Retirement Benefits and Trusteed Assets

The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended September 30	2004	2003	2004	2003
Service Cost	$12	$9	$8	$4
Interest Cost	33	33	17	16
Expected Return on Plan Assets	(34)	(33)	(11)	(9)
Amortization of:
Net loss	13	9	8	6
Prior service cost	2	3	—	—
Net transition liability	—	—	2	6

Net Periodic Benefit Cost	$26	$21	$24	$23

Nine Months Ended September 30
Service Cost	$36	$31	$24	$23
Interest Cost	99	97	52	50
Expected Return on Plan Assets	(101)	(97)	(34)	(27)
Amortization of:
Net loss	37	25	25	17
Prior service cost	7	7	—	—
Net transition liability	—	—	6	10

Net Periodic Benefit Cost	$78	$63	$73	$73

In June 2004, we retroactively adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 106-2. This FSP provides guidance on the accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). As a result of the retroactive adoption, our other postretirement benefit costs were reduced by $3 million and $9 million for the three and nine months ended September 30, 2004, respectively. See Note 2.

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

A reconciliation of the asset retirement obligation for the 2004 nine-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2004	$819
Accretion	41
Liabilities settled	(3)

Asset retirement obligations at September 30, 2004	$857

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Medicare Act Accounting

In December 2003, the Medicare Act was signed into law. This Act provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans providing a benefit that is at “least actuarially” equivalent to the benefit established by law. We elected at that time to defer the provisions of the Medicare Act, and its impact on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost pending the issuance of specific authoritative accounting guidance by the FASB.

In May 2004, FSP No. 106-2 was issued on accounting for the effects of the Medicare Act. The FSP is effective for the first interim period beginning after June 15, 2004, with earlier application encouraged. The guidance in this FSP is applicable to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded the prescription drug benefits available under the plan to some or all participants are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. We believe we qualify for the subsidy under the Medicare Act and the expected subsidy will partially offset our share of the cost of the postretirement prescription drug coverage.

The reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service is approximately $70 million and is accounted for as an actuarial gain as required under the FSP. The effects of the subsidy on the measurement of net periodic postretirement benefit costs is expected to reduce cost by $12 million in 2004. The impact of the Medicare Act on the components of other postretirement benefit costs is as follows:

	Three Months	Nine Months
	Ended	Ended
(in Millions)	September 30, 2004	September 30, 2004
Reduction in service cost	$—	$1
Reduction in interest cost	1	3
Amortization of actuarial gain	2	5

Decrease in postretirement benefit cost	$3	$9

NOTE 3 — REGULATORY MATTERS

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

During the second quarter of 2004, based upon the MPSC Staff’s (Staff) filing for final rate relief, as subsequently discussed, and more current information regarding the level of electric Customer Choice sales penetration, Detroit Edison revised its base rate increase request from $427 million to $457 million.

In addition, Detroit Edison has updated its request for recovery of regulatory assets from $109 million to $93 million annually over a 5-year period, which includes recovery of deferred return on and of Clean Air Act costs and capital expenditures in excess of base depreciation amounts, transmission costs and electric Customer Choice implementation costs as allowed by Public Act (PA) 141. Detroit Edison is also requesting recovery of $107 million of historical stranded costs, through the date of the interim order.

A summary of the rate requests follows:

	Initial Final	Revised Final
	Rate Request	Rate Request
(in Millions)
Base Rate Revenue Deficiency	$553	$583
PSCR Savings/Choice Mitigation	(126)	(126)

Base Rate Increase	427	457
Regulatory Asset Recovery Surcharge	109	93 (1)

Total	$536	$550

Phase in By Year
2004	$299
2005	57
2006	180

Total	$536

(1)	Does not include recovery of $107 million of historical stranded costs.

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

The interim base rate increase totaled $248 million annually, effective February 21, 2004, and is applicable to all customers not subject to the rate cap. The increase has been allocated to both full-service customers ($240 million) and electric Customer Choice customers ($8 million). However, because of the rate caps under PA 141, not all of the increase will be realized in 2004. The interim order also terminated certain transition credits and authorized transition charges to electric Customer Choice customers designed to result in $30 million in additional revenues. Additionally, the MPSC authorized a PSCR factor for all customers, a credit of 1.05 mills per kilowatthour (kWh) compared to the 2.04 mills per kWh charge previously in effect. However, the MPSC order allows Detroit Edison to increase base rates for customers still subject to the cap in an equal and offsetting amount with the required reduction in the PSCR factor to maintain the total capped rate levels currently in effect for these customers.

Although the base rate increase and transition charges total $278 million, the effects of the interim order are estimated to have increased income by $5 million, net of taxes, in the 2004 third quarter, and decreased income by $3 million, net of taxes, in the 2004 nine-month period. This lower amount is a result of the rate caps, the February 21, 2004 effective date of the interim base rate increase and the PSCR reduction effective January 1, 2004. Revenues from the interim rate order increased income $11 million, net of taxes, in the 2004 third quarter, and increased income $10 million, net of taxes, in the 2004 nine-month period. Revenues from the interim rate order also relate to items that were previously deferred as regulatory assets. The reduction in regulatory asset deferrals related to previously capped customers decreased income by $6 million, net of taxes, in the 2004 third quarter, and decreased income by $13 million, net of taxes, in the 2004 nine-month period. Amounts collected are subject to a potential refund pending a final order in this proceeding.

The MPSC deferred addressing other items in the rate request, including a surcharge to recover regulatory assets, until a final rate order is issued, which is expected in November 2004. We cannot predict the amount of final rate relief that will be granted by the MPSC.

MPSC Staff Recommendation on Final Rate Relief — On March 5, 2004, the Staff filed testimony regarding final rate relief requested by Detroit Edison. The Staff recommended a base rate increase of $275 million. The recommended amount was subsequently adjusted to $254 million, a $6 million increase over the $248 million interim order. The Staff’s proposed $254 million base rate increase excluded an estimated $93 million of stranded costs from sales lost to electric Customer Choice. The Staff’s proposal would provide Detroit Edison the opportunity to mitigate this loss with third-party wholesale sales by modifying the PSCR mechanism to remove the revenue credit from these sales. The revenue credit from third-party wholesale sales currently included in the PSCR mechanism flows this benefit to full-service customers. The Staff recommends that any future Customer Choice margin loss be recovered using two basic provisions; (1) allowing Detroit Edison to retain 90% of the net third-party revenue earned from wholesale sales up to 110% of each year’s electric Customer Choice sales, and (2) that non-cost Choice margin loss (impact of inter-class rate subsidization) be recovered through future rate increases from full-service customers.

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

ALJ’s Recommendation on Final Rate Relief — On August 26, 2004, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) regarding final rate relief requested by Detroit Edison. The ALJ agreed with the Staff and recommended a $254 million base rate increase which excluded $93 million of stranded costs. The recommended base rate increase is predicated upon Detroit Edison being allowed to retain third-party wholesale sales due to electric Customer Choice to recover the $93 million of stranded costs. The ALJ also endorsed the Staff’s position on regulatory assets and historical stranded costs.

Electric Industry Restructuring

Electric Rates, Customer Choice and Stranded Costs — PA 141 provides Detroit Edison with the right to recover net stranded costs. The MPSC authorized Detroit Edison to establish a regulatory asset to defer recovery of its incurred stranded costs, subject to review in a subsequent annual net stranded cost proceeding. During each quarter, Detroit Edison records a regulatory asset representing an estimate of the cumulative stranded costs as of that period. Our revised and ongoing calculations concluded that the $68 million of net stranded costs recorded as of December 31, 2003 is appropriate. During the 2004 nine-month period, Detroit Edison recorded $67 million of additional stranded costs as a regulatory asset.

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

Blackout Costs

On August 14, 2003, failures in the regional power transmission grid caused nine of Detroit Edison’s power plants to trip offline, which left virtually all of its 2.1 million customers without power. We estimate that amounts expensed in 2003 related to the blackout, excluding lost margins, were approximately $25 million ($16 million net of tax). In October 2003, Detroit Edison filed an accounting application with the MPSC requesting authority to defer outage related costs associated with the blackout until a future rate proceeding to recover outage costs from customers in a manner consistent with the provisions of PA 141. On September 21, 2004, the MPSC denied Detroit Edison’s application to defer and recover these blackout related expenses.

DTE2 Accounting Application

In 2003, we began the implementation of DTE2, a company-wide initiative to improve existing processes and to implement new core information systems including, finance, human resources, supply chain and work management. The new information systems are replacing systems that are approaching the end of their useful lives. We expect the benefits of DTE2 to include lower costs, faster business cycles, repeatable and optimized processes, enhanced internal controls, improvements in inventory management and reductions in system support costs.

In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize DTE2 costs, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. Through September 30, 2004, DTE Energy has expensed approximately $22 million of training, maintenance and overhead costs pending MPSC action on our application. The costs have been allocated to the various affiliates of DTE Energy based on the expected benefits. Detroit Edison is proposing a 15-year amortization period for the costs, exclusive of the computer equipment costs.

Power Supply Cost Recovery Proceedings

2005 Plan Year — In September 2004, Detroit Edison filed its 2005 PSCR plan case seeking approval of a levelized PSCR factor of 1.82 mills/kWh above the amount included in base rates to be established in the electric rate case final order. Included in the factor are power supply costs, transmission expenses and emission credit costs. In accordance with the Staff’s recommendation in the electric rate case, the filing includes Detroit Edison’s retention of 90% of the net third-party revenues earned from wholesale sales. Detroit Edison may self-implement the proposed factor on January 1, 2005 if an MPSC order is not received prior to that time.

Transmission Proceedings

Several Midwest utilities seek to recover lost transmission revenues associated with the creation of multiple regional transmission organizations in the Midwest. Positions advocated by several parties in a Federal Energy Regulatory Commission (FERC) proceeding could require that Detroit Edison and its customers be responsible for increased transmission costs. Detroit Edison continues to actively participate in this proceeding and estimates that increased transmission expenses of up to $30 million annually may arise as a result of this proceeding. A FERC decision in this proceeding is expected in November 2004.

We are unable to predict the outcome of the regulatory matters and proposed legislation discussed herein. Resolution of these matters is dependent upon future MPSC orders and the legislative process, which may materially impact the financial position, results of operations and cash flows of the company.

NOTE 4 — LONG-TERM DEBT

In April 2004, Detroit Edison issued $36 million of 4-7/8% tax-exempt bonds due 2029, the proceeds of which were used to redeem $36 million of 6.55% tax-exempt bonds due 2024. In April 2004, Detroit Edison also issued $32 million of 4.65% tax-exempt bonds due in 2028, the proceeds of which were used to redeem the following tax-exempt issues: $11.5 million of 6.05% bonds due 2023, $7.5 million of 5.875% bonds due 2024, and $13 million of 6.45% bonds due 2024.

In July 2004, Detroit Edison issued $200 million of 5.40% senior notes due in 2014. The proceeds were used to repay short-term borrowings and for general corporate purposes.

NOTE 5 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

On October 15, 2004, Detroit Edison entered into a $206.25 million, five-year unsecured revolving credit facility and lowered its existing three-year facility from $137.5 million to $68.75 million. The five-year facility replaces the October 2003 364-day facility, that expired. The three-year revolving credit facility expires in October 2006. The five- and three-year credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for Detroit Edison’s commercial paper program. Borrowings under the facilities will be available at prevailing short-term interest rates. The agreements require Detroit Edison to maintain a debt to total capitalization ratio of no more than .65 to l and “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. Detroit Edison is currently in compliance with these financial covenants.

NOTE 6 — COMMON STOCK

In March 2004, we issued 4,344,492 shares of common stock, valued at $170 million to DTE Energy. DTE Energy contributed a like amount of its stock to our defined benefit retirement plan.

NOTE 7 — CONTINGENCIES

Environmental

Detroit Edison conducted remedial investigations at contaminated sites, including 2 former manufactured gas plants, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated total costs to remediate these sites is approximately $8 million which is expected to be incurred over the next several years. As a result of the investigation, Detroit Edison accrued an $8 million liability during 2004.

In July 2004, the Environmental Protection Agency (EPA) published final regulations establishing requirements and a permitting process for existing power plant cooling water intake structures. These regulations require individual facility studies, and permitting and intake modifications that will be determined and implemented over the next 5 to 7 years and which could require up to $50 million in additional capital expenditures for Detroit Edison.

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

See Note 3 for a discussion of contingencies related to Regulatory Matters.

NOTE 8 — SEGMENT INFORMATION

Detroit Edison has the following two reportable segments. Inter-segment revenues are not material.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2004	2003	2004	2003
Operating Revenues
Energy Resources	$587	$669	$1,646	$1,874
Energy Distribution	371	348	1,033	950

	$958	$1,017	$2,679	$2,824

Net Income
Energy Resources	$34	$61	$51	$132
Energy Distribution	28	35	63	15
Cumulative Effect of Accounting Change	—	—	—	(6)

Total	$62	$96	$114	$141

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of September 30, 2004, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statement of changes in shareholder’s equity and comprehensive income for the nine-month period ended September 30, 2004 and the nine-month periods ended September 30, 2004 and 2003, respectively. These interim financial statements are the responsibility of The Detroit Edison Company’s management.

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
November 4, 2004

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

EXHIBITS

Exhibit
Number	Description
Filed:

15-28	Awareness Letter of Deloitte & Touche LLP

31-11	Chief Executive Officer Section 302 Form 10-Q Certification

31-12	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-11	Chief Executive Officer Section 906 Certification of Periodic Report

32-12	Chief Financial Officer Section 906 Certification of Periodic Report

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date: November 4, 2004	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

EXHIBIT INDEX

Exhibit
Number	Description
15-28	Awareness Letter of Deloitte & Touche LLP

31-11	Chief Executive Officer Section 302 Form 10-Q Certification

31-12	Chief Financial Officer Section 302 Form 10-Q Certification

32-11	Chief Executive Officer Section 906 Certification of Periodic Report

32-12	Chief Financial Officer Section 906 Certification of Periodic Report