Form 10-Q
period 2005-03-31
DETROIT EDISON CO
filed 2005-05-10
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The Detroit Edison Company

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2005

Definitions

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and directly or indirectly the parent company of numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

ITC	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy Company)

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses. The clause was suspended under Michigan’s restructuring legislation (signed into law June 5, 2000), which lowered and froze electric customer rates. The clause was reinstated by the MPSC effective January 1, 2004.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded costs	Costs incurred by utilities in order to serve customers in a regulated environment that absent special regulatory approval would not otherwise expect to be recoverable if customers switch to alternative energy suppliers.

Units of Measurement

gWh	Gigawatthour of electricity

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

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

We had income of $55 million in the 2005 first quarter compared to income of $44 million for the 2004 first quarter.

Detroit Edison has the following two reportable segments.

ENERGY RESOURCES

Utility - Power Generation

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

Factors impacting income: Power Generation earnings decreased $4 million during the 2005 first quarter. As subsequently discussed, these results primarily reflect increased depreciation and amortization expenses, partially offset by higher rates due to the November 2004 MPSC final rate order and lower operations and maintenance expense.

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues	$658	$551
Fuel and Purchased Power	295	210

Gross Margin	363	341
Operation and Maintenance	173	182
Depreciation and Amortization	89	50
Taxes Other Than Income	37	39

Operating Income	64	70
Other (Income) and Deductions	46	46
Income Tax Provision	6	8

Net Income	$12	$16

Operating Income as a Percent of Operating Revenues	10%	13%

Gross margins increased $22 million primarily due to rate increases as a result of the MPSC final rate order issued in November 2004. Additionally, the first quarter of 2005 has seen the return of customers who formerly participated in the Customer Choice program. Detroit Edison lost 13 % of retail sales in the 2005 first quarter and 15% of such sales in the 2004 first quarter as a result of Customer Choice penetration. Operating revenues and fuel and purchased power costs increased in the 2005 first quarter compared to the 2004 first quarter reflecting a $3.46 per megawatt hour (MWh) (23%) increase in power cost which is a pass-through with the reinstatement of the PSCR. The increase in power supply cost is driven by higher purchase power rates, higher coal prices and increased power purchases due to the outage at our nuclear facility, Fermi 2, which was offline for 14 days during the 2005 first quarter. Pursuant to the MPSC final rate order, transmission expenses previously recorded in Energy Distribution Utility –

Power Distribution operation and maintenance expenses are now reflected in Energy Resources Utility – Power Generation’s purchased power expenses. The PSCR mechanism provides related revenues for transmission expense.

	Three Months Ended
	March 31
	2005	2004
Electric Sales (in Thousands of MWh)
Retail	10,415	10,423
Wholesale and other	2,282	2,186

	12,697	12,609
Internal use and line loss	596	781

	13,293	13,390

Power Generated and Purchased (in Thousands of MWh)
Power plant generation
Fossil	9,763	9,784
Nuclear	2,053	2,408

	11,816	12,192
Purchased power	1,477	1,198

System output	13,293	13,390

Average Unit Cost ($/MWh)
Generation (1)	$14.40	$12.88

Purchased power (2)	$49.30	$34.54

Overall average unit cost	$18.28	$14.82

(1)	Represents fuel costs associated with power plants.

(2)	Includes amounts associated with hedging activities.

Operation and maintenance expense decreased $9 million in the first quarter of 2005. Pursuant to the MPSC final rate order, merger interest is no longer allocated to Detroit Edison. The 2005 period also experienced lower benefit costs, partially offset by increased power plant outage expense.

Depreciation and amortization expense increased $39 million in the first quarter of 2005. The increase reflects the income effect of recording regulatory assets, which lowers depreciation and amortization expenses. The interim and final electric rate orders in 2004 recover PA 141 costs previously deferred as regulatory assets. As a result, the regulatory asset deferrals totaled $13 million in the first quarter of 2005 compared to $42 million in the first quarter of 2004.

Outlook – Future operating results are expected to vary as a result of external factors such as regulatory proceedings, new legislation, changes in market prices of power, coal and natural gas, plant performance, changes in economic conditions, weather and the levels of customer participation in the electric Customer Choice program.

As previously discussed, we expect cash flows and operating performance will continue to be at risk due to the electric Customer Choice program until the issues associated with this program are resolved. We have addressed certain issues of the electric Customer Choice program in our revenue neutral February 2005 rate restructuring proposal. We cannot predict the outcome of these matters.

In conjunction with DTE Energy’s sale of the transmission assets of International Transmission Company (ITC) in February 2003, the Federal Energy Regulatory Commission (FERC) froze ITC’s transmission rates through December 2004. Annual rate adjustments pursuant to a formulistic pricing mechanism will result in an estimated increase in Detroit Edison’s transmission expense of $50 million annually, beginning in January 2005. Additionally, in a proceeding before the FERC, several Midwest utilities seek to recover transmission revenues lost as a result of a FERC order modifying the pricing of transmission service in the Midwest. During the first quarter of 2005 Detroit Edison recorded an estimated $9 million of additional expense. Detroit Edison anticipates additional expenses of approximately $1 million per month from April 2005 through March 2006. Detroit Edison is expected to incur an additional $15 million in 2005 for charges related to the implementation of Midwest Independent Transmission System Operator’s open market. Detroit Edison received rate orders in 2004 that allow for the recovery of increased transmission expenses through the PSCR mechanism.

See Note 3 – Regulatory Matters.

ENERGY DISTRIBUTION

Utility - Power Distribution

Power Distribution operations include the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated and purchased by Energy Resources and alternative energy suppliers to Detroit Edison’s 2.1 million customers.

Factors impacting income: Power Distribution earnings increased $15 million during the 2005 first quarter. As subsequently discussed, these results primarily reflect lower operation and maintenance expense, as well as higher rates due to the November 2004 MPSC final rate order.

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues	$332	$335
Fuel and Purchased Power	6	6
Operation and Maintenance	148	161
Depreciation and Amortization	61	64
Taxes Other Than Income	32	29

Operating Income	85	75
Other (Income) and Deductions	23	33
Income Tax Provision	19	14

Net Income	$43	$28

Operating Income as a Percent of Operating Revenues	26%	22%

Electric Deliveries
(in Thousands of MWh)
Residential	4,051	4,069
Commercial	3,364	3,491
Industrial	2,897	2,754
Wholesale	563	556
Other	104	109

	10,979	10,979
Electric Choice	1,722	1,975
Electric Choice – Self Generations*	192	167

Total Electric Deliveries	12,893	13,121

*	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operating revenues decreased $3 million primarily due to lower electric deliveries as a result of economic conditions, partially offset by higher rates from the November 2004 MPSC final rate order.

Operation and maintenance expense decreased $13 million. Pursuant to the MPSC final electric rate order, transmission expenses previously recorded in Energy Distribution Utility – Power Distribution operation and maintenance expenses are now reflected in Energy Resources Utility – Power Generation’s purchased power expenses with related revenues through the PSCR mechanism. In addition, pursuant to the MPSC final rate order, merger interest is no longer allocated to Detroit Edison. The 2005 first quarter also benefited from lower uncollectible accounts receivable expense, partially offset by higher costs for the funding of low-income customer assistance fund and system reliability expenses.

Other income and deductions decreased $10 million primarily due to lower interest expense as a result of adjustments due to settlements related to tax audits.

Outlook – Operating results are expected to vary as a result of external factors such as weather, changes in economic conditions and the severity and frequency of storms.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed and operating to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and operating to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Detroit Edison Company

Consolidated Statement of Operations (unaudited)

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues	$990	$886

Operating Expenses
Fuel and purchased power	301	216
Operation and maintenance	321	343
Depreciation and amortization	150	114
Taxes other than income	69	68

	841	741

Operating Income	149	145

Other (Income) and Deductions
Interest expense	64	72
Interest income	(1)	—
Other income	(12)	(15)
Other expenses	18	22

	69	79

Income Before Income Taxes	80	66

Income Tax Provision	25	22

Net Income	$55	$44

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company

Consolidated Statement of Financial Position

	(Unaudited)
	March 31	December 31
(in Millions)	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$20	$6
Restricted cash	22	75
Accounts receivable
Customer (less allowance for doubtful accounts of $51 and $55, respectively)	308	258
Accrued unbilled revenues	157	207
Other	96	120
Inventories
Fuel	104	100
Materials and supplies	117	118
Note receivable from Affiliate	—	85
Other	108	46

	932	1,015

Investments
Nuclear decommissioning trust funds	593	590
Other	53	55

	646	645

Property
Property, plant and equipment	13,017	12,931
Less accumulated depreciation and depletion.	(5,396)	(5,354)

	7,621	7,577

Other Assets
Regulatory assets	2,080	2,053
Securitized regulatory assets	1,414	1,438
Other	105	114

	3,599	3,605

Total Assets	$12,798	$12,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	(Unaudited)
	March 31	December 31
(in Millions, Except Shares)	2005	2004
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$311	$346
Accrued interest	56	79
Dividends payable	76	76
Accrued payroll	22	12
Accrued vacations	78	76
Short-term borrowings	184	—
Accrued PSCR refund	118	112
Current portion of long-term debt, including capital leases	329	499
Other	129	130

	1,303	1,330

Other Liabilities
Deferred income taxes	1,949	1,941
Regulatory liabilities	264	253
Asset retirement obligations (Note 2)	883	869
Unamortized investment tax credit	122	125
Nuclear decommissioning	78	77
Accrued pension liability	267	247
Other	688	676

	4,251	4,188

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	2,879	2,879
Securitization bonds	1,345	1,400
Capital lease obligations	63	66

	4,287	4,345

Contingencies (Notes 3 and 6)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, 138,632,324 shares issued and outstanding	1,386	1,386
Premium on common stock	1,104	1,104
Common stock expense	(44)	(44)
Retained earnings	509	531
Accumulated other comprehensive income	2	2

	2,957	2,979

Total Liabilities and Shareholder’s Equity	$12,798	$12,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Activities
Net Income	$55	$44
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	150	114
Deferred income taxes	9	113
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(37)	(153)

Net cash from operating activities	177	118

Investing Activities
Plant and equipment expenditures	(151)	(147)
Restricted cash for debt redemptions	53	55
Notes receivable from affiliate	85	—
Other investments	(26)	(15)

Net cash used for investing activities	(39)	(107)

Financing Activities
Issuance of long-term debt	395	—
Redemption of long-term debt	(626)	(61)
Short-term borrowings, net	184	132
Dividends on common stock	(76)	(74)
Other	(1)	(1)

Net cash used for financing activities	(124)	(4)

Net Increase (Decrease) in Cash and Cash Equivalents	14	7
Cash and Cash Equivalents at Beginning of the Period	6	6

Cash and Cash Equivalents at End of the Period	$20	$13

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company

Consolidated Statement of Changes in Shareholder’s Equity
and Comprehensive Income (unaudited)

			Premium			Accumulated
			on	Common		Other
(Dollars in Millions,	Common Stock		Common	Stock	Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Stock	Expense	Earnings	Income	Total

Balance, December 31, 2004	138,632	$1,386	$1,104	$(44)	$531	$2	$2,979

Net income	—	—	—	—	55	—	55
Dividends declared on common stock	—	—	—	—	(77)	—	(77)

Balance, March 31, 2005	138,632	$1,386	$1,104	$(44)	$509	$2	$2,957

     The following table displays other comprehensive income for the three-month periods ended March 31:

(in Millions)	2005	2004
Net income	$55	$44

Comprehensive income	$55	$44

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - GENERAL

These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the 2004 Annual Report on Form 10-K.

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

Consolidated Statement of Cash Flows

The components of changes in assets and liabilities follow:

	Three Months Ended
	March 31
(in Millions)	2005	2004
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(23)	$(18)
Accrued unbilled receivables	50	6
Inventories	(3)	21
Accrued pensions	27	29
Accounts payable	(35)	(14)
Accrued PSCR refund	(8)	46
Income taxes payable	10	(90)
General taxes	7	(4)
Risk management and trading activities	—	(1)
Other	(62)	(128)

	$(37)	$(153)

Supplementary cash and non-cash information follows:

	Three Months Ended
	March 31
(in Millions)	2005	2004
Cash Paid
Interest (excluding interest capitalized)	$87	$94
Income taxes	$—	$1
Non-cash Financing Activity
Common stock issued to parent company in conjunction with parent company common stock contribution to pension plan	$—	$170

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. We identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and Fermi 2 nuclear plants. We believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

A reconciliation of the asset retirement obligation for the 2005 three-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2005	$869
Accretion	14

Asset retirement obligations at March 31, 2005	$883

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Retirement Benefits and Trusteed Assets

The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2005	2004	2005	2004
Service Cost	$14	$13	$11	$8
Interest Cost	33	33	20	18
Expected Return on Plan Assets	(34)	(31)	(15)	(12)
Amortization of
Net loss	13	12	11	9
Prior service cost	2	2	1	—
Net transition liability	—	—	2	2

Net Periodic Benefit Cost	$28	$29	$30	$25

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Medicare Act Accounting

In May 2004, FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued on accounting for the effects of the Medicare Act. In the second quarter of 2004, we adopted FSP No. 106-2, retroactive to January 1, 2004 and as a result earnings for the first quarter of 2004 have been restated. As a result of the adoption, our accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service was reduced by approximately $70 million and was accounted for as an actuarial gain. The effects of the subsidy reduced net postretirement costs by $3 million in the first quarter of 2004.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 seeks to clarify the requirement to record liabilities stemming from a legal obligation to perform asset retirement activities on fixed assets when that retirement is conditioned on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the effects of this interpretation, and has not yet determined the impact on the consolidated financial statements.

NOTE 3 – REGULATORY MATTERS

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

Other Postretirement Benefits Costs Tracker

On February 10, 2005, Detroit Edison filed an application, pursuant to the MPSC’s November 2004 final rate order, requesting MPSC approval of a proposed tracking mechanism for retiree health care costs. This mechanism would recognize differences between cost levels collected in rates and the actual costs under current accounting rules as regulatory assets or regulatory liabilities with an annual reconciliation proceeding before the MPSC.

2004 PSCR Reconciliation and 2004 Net Stranded Cost Case

In accordance with the MPSC’s direction in the Detroit Edison’s November 2004 final rate order, on March 31, 2005, Detroit Edison filed a joint application and testimony in its 2004 PSCR Reconciliation Case and its 2004 Net Stranded Cost Recovery Case. The combined proceeding will provide a comprehensive true-up of the 2004 PSCR and production fixed cost stranded cost calculations, including treatment of the Company’s third party wholesale sales revenues. In the filing, Detroit Edison recommended the following distribution of the $218 million of third party wholesale sale revenues; $91 million to offset PSCR fuel expense, $74 million to offset 2004 production operation and maintenance expense, $40 million to offset 2004 PSCR expense and $13 million to offset 2004 production fixed cost stranded costs. Based upon this allocation of third party wholesale sales revenues, Detroit Edison recommends the return of approximately $8 million in over-collections to its PSCR customers and the recovery of approximately $99 million in net stranded costs from its electric Customer Choice customers. Included with the application was the filing of a motion for a temporary interim order requesting the continuation of the existing electric Customer Choice transition charges until a final order is issued.

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

In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize DTE2 costs, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In March 2005, a settlement agreement was reached with all parties to this proceeding providing for the deferral of up to $60 million of certain DTE2 costs that would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. In addition, DTE2 costs recorded as plant assets will be amortized over a 15-year period. In April 2005, the MPSC approved the settlement agreement.

Power Supply Recovery Proceedings

2005 Plan Year – In September 2004, Detroit Edison filed its 2005 PSCR plan case seeking approval of a levelized PSCR factor of 1.82 mills per kWh above the amount included in base rates. In December 2004, Detroit Edison filed revisions to its 2005 PSCR plan case in accordance with the November 2004 MPSC rate order. The revised filing seeks approval of a levelized PSCR factor of up to 0.48 mills per kWh above the new base rates established in the final electric rate order. Included in the factor are power supply costs, transmission expenses and NOx emission allowance costs. Detroit Edison self-implemented a factor of a negative 2.00 mills per kWh on January 1, 2005. At March 31, 2005, Detroit Edison has recorded an under-recovery of approximately $14 million related to the 2005 plan year. The Michigan Attorney General has filed a motion for summary disposition of this proceeding based on arguments that the PSCR statute requires a fixed 48-month PSCR factor. We cannot predict the nature or timing of actions the MPSC will take on this motion.

Other

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 4 – LONG -TERM DEBT

In February 2005, we issued $400 million of senior notes in two series, $200 million of 4.8% series due 2015 and $200 million of 5.45% series due 2035. The proceeds were used to redeem the $385 million of 7.5% Quarterly Income Debt Securities due 2026 to 2028.

Also in February 2005, we redeemed $76 million of 7.5% senior notes and $100 million of 7.0% remarketed secured notes, which matured February 2005.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Environmental

Air - The EPA issued ozone transport and acid rain regulations and, in December 2003, proposed additional emission regulations relating to ozone, fine particulate and mercury air pollution. The new rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, carbon dioxide and particulate emissions. To comply with these new controls, Detroit Edison has spent approximately $580 million through December 2004, and estimates that it will spend up to $100 million in 2005 and incur up to $1.8 billion of additional future capital expenditures through 2018 to satisfy both the existing and proposed new control requirements. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure, in excess of current depreciation levels, could be deferred in ratemaking, until after the expiration of the rate cap period, presently expected to end on December 31, 2005 upon MPSC authorization. Under PA 141 and the MPSC’s November 2004 final rate order, we believe that prudently incurred capital expenditures, in excess of current depreciation levels, are recoverable in rates.

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

Other Commitments

Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments is being amortized to fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. During the first quarter of 2005 we purchased $12 million of steam and electricity. For the full year 2004, we purchased $42 million of steam and electricity. We estimate steam and electric purchase commitments through 2024 will not exceed $472 million. As discussed in Note 3 — Dispositions, in January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Due to terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA until 2008 and recorded an additional liability of $20 million for future commitments. Also, we have guaranteed bank loans that Thermal Ventures II, LP may use for capital improvements to the steam heating system.

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

NOTE 6 – SEGMENT INFORMATION

Detroit Edison has the following two reportable segments. Inter-segment revenues are not material.

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues
Energy Resources	$658	$551
Energy Distribution	332	335

	$990	$886

Net Income
Energy Resources	$12	$16
Energy Distribution	43	28

	$55	$44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, and changes in shareholder’s equity and comprehensive income for the three-month period ended March 31, 2005 and the three-month periods ended March 31, 2005 and 2004, respectively. These interim financial statements are the responsibility of The Detroit Edison Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows and changes in shareholder’s equity and comprehensive income for the year then ended (not presented herein); and in our report dated March 15, 2005 (which report includes an explanatory paragraph relating to the change in the methods of accounting for asset retirement obligations in 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 10, 2005

Other Information

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

Exhibits

Exhibit
Number	Description
Filed:

15- 29	Awareness Letter of Deloitte & Touche LLP

31- 15	Chief Executive Officer Section 302 Form 10-Q Certification

31-16	Chief Financial Officer Section 302 Form 10-Q Certification

Incorporated by reference:

4-241	Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and J. P. Morgan Trust Company, National Association, as successor trustee, providing for 2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035 (Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-123926))

4-242	Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds 2005 Series AR and 2005 Series BR (Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-123926))

Furnished:

32- 15	Chief Executive Officer Section 906 Certification

32- 16	Chief Financial Officer Section 906 Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date:	May 10, 2005	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

Exhibit Index

Exhibit
Number	Description
Filed:

15- 29	Awareness Letter of Deloitte & Touche LLP

31- 15	Chief Executive Officer Section 302 Form 10-Q Certification

31-16	Chief Financial Officer Section 302 Form 10-Q Certification

32- 15	Chief Executive Officer Section 906 Certification of Periodic Report

32- 16	Chief Financial Officer Section 906 Certification of Periodic Report