Form 10-Q
period 2005-06-30
DETROIT EDISON CO
filed 2005-08-04
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2005
Commission file number 1-2198
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
Quarter Ended June 30, 2005

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
Factors impacting income: Earnings increased $35 million during the 2005 second quarter and $46 million in the 2005 six-month period. As subsequently discussed, these results primarily reflect higher rates due to the November 2004 MPSC final rate order, warmer weather and lower operations and maintenance expenses, partially offset by increased depreciation and amortization expenses.

	Quarter	Six Months
Increase (Decrease) in Income Statement Components Compared to Prior Year (in Millions)
Operating Revenues	$200	$304
Fuel and Purchased Power	143	228

Gross Margin	57	76
Operation and Maintenance	(29)	(51)
Depreciation and Amortization	38	74
Taxes Other Than Income	1	2

Operating Income	47	51
Other (Income) and Deductions	(4)	(14)
Income Tax Provision	16	19

Net Income	$35	$46

Gross margins increased $57 million during the 2005 second quarter and $76 million in the 2005 six-month period. Operating revenues increased $200 million in the second quarter of 2005 and increased $304 million for the six months ended 2005. The quarterly and year to date improvements were primarily as a result of the MPSC final rate order issued in November 2004 and higher demand due to the warmer weather in 2005 resulting in increased margins from retail customers of $26 million in the 2005 second quarter and $34 million in the 2005 six-month period. The current year periods experienced the return of customers who in the comparable 2004 period participated in the electric Customer Choice program. Detroit Edison lost 15% of retail sales in the first half of 2005, compared to 18% of such sales during the same 2004 period as a result of Customer Choice penetration.
Operating revenues and fuel and purchased power costs increased in the 2005 periods reflecting a $7.01 per megawatt hour (MWh) (47%) increase in fuel and purchased power costs during the current quarter and a $5.22 per MWh (35%) increase during the six-month period. Fuel and purchased power costs are a pass-through with the reinstatement of the PSCR mechanism, except for residential customers whose rate caps expire in January 2006. The increase in power supply costs is driven by higher purchased power rates, higher coal prices and increased power purchases due to the outage at our Fermi 2 nuclear facility, which was offline for 14 days in the first quarter of 2005 and for 6 days in the second quarter of 2005. Pursuant to the MPSC final rate order, transmission expense previously recorded in operation and maintenance expenses are now reflected in purchased power expenses. The PSCR mechanism provides related revenues for the transmission expense.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Power Generated and Purchased (in Thousands of MWh)
Power Plant Generation
Fossil	9,546	8,507	19,310	18,291
Nuclear	2,272	2,409	4,325	4,817

	11,818	10,916	23,635	23,108
Purchased Power	1,331	1,226	2,809	2,424

System Output	13,149	12,142	26,444	25,532
Less Line Loss and Internal Use	(752)	(1,130)	(1,349)	(1,911)

Net System Output	12,397	11,012	25,095	23,621

Average Unit Cost ($/MWh)
Generation (1)	$14.66	$12.68	$14.53	$12.78

Purchased Power (2)	$85.66	$34.04	$66.51	$34.29

Overall Average Unit Cost	$21.85	$14.84	$20.05	$14.83

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include hedging activities.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Electric Sales (in Thousands of MWh)
Residential	3,766	3,472	7,817	7,541
Commercial	3,820	3,049	7,184	6,540
Industrial	3,024	2,810	5,920	5,564
Wholesale	557	552	1,120	1,109
Other	88	103	193	212

	11,255	9,986	22,234	20,966
Interconnections sales (1)	1,142	1,026	2,861	2,655

Total Electric Sales	12,397	11,012	25,095	23,621

Electric Deliveries (in Thousands of MWh)
Retail and Wholesale	11,255	9,986	22,234	20,966
Electric Choice	1,996	2,480	3,910	4,622
Electric Choice – Self Generators (2)	174	185	366	352

Total Electric Sales and Deliveries	13,425	12,651	26,510	25,940

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $29 million in the second quarter of 2005 and $51 million in the 2005 six-month period and included transmission expenses of $25 million in the 2004 second quarter and $39 million in the 2004 six-month period. Pursuant to the MPSC final rate order, transmission expenses in 2005 are included in purchased power expense with related revenues through the PSCR mechanism. In addition, pursuant to the MPSC final rate order, merger interest is no longer allocated to Detroit Edison. The 2005 periods also experienced lower uncollectible accounts receivable expense, partially offset by increased power plant outage expenses, higher costs for the funding of the low-income customer assistance fund and system reliability expenses.

Depreciation and amortization expense increased $38 million in the second quarter of 2005 and $74 million in the 2005 six-month period. Depreciation expense reflects the income effects of recording regulatory assets. The interim and final electric rate orders in 2004 recover PA 141 costs previously deferred as regulatory assets. As a result, the regulatory asset deferrals totaled $8 million in the second quarter of 2005 and $21 million in the 2005 six month period as compared to $22 million in the second quarter of 2004 and $57 million in the six month period ending June 30, 2004.
Other income and deductions expense decreased $4 million in the 2005 second quarter and $14 million in the 2005 six-month period, primarily due to lower interest expense as a result of adjustments due to settlements related to tax audits.
Outlook – Future operating results are expected to vary as a result of factors such as regulatory proceedings, new legislation, changes in market prices of power, coal and natural gas, plant performance, cost containment efforts and process improvements, changes in economic conditions, weather, the levels of customer participation in the electric Customer Choice program and the severity and frequency of storms.
As previously discussed, we expect cash flows and operating performance will continue to be at risk due to the electric Customer Choice program until the issues associated with this program are resolved. We have addressed certain issues of the electric Customer Choice program in our revenue neutral February 2005 rate restructuring proposal. We cannot predict the outcome of these matters.
In conjunction with DTE Energy’s sale of International Transmission Company (ITC) in February 2003, the Federal Energy Regulatory Commission (FERC) froze ITC’s transmission rates through December 2004. Annual rate adjustments pursuant to a formulistic pricing mechanism will result in an estimated increase in Detroit Edison’s transmission expense of $50 million annually, beginning in January 2005. Additionally, in a proceeding before the FERC, several Midwest utilities seek to recover transmission revenues lost as a result of a FERC order modifying the pricing of transmission service in the Midwest. During the first half of 2005, Detroit Edison recorded an estimated $7 million of additional expense. Detroit Edison anticipates additional expenses of approximately $1 million per month through March 2006. Detroit Edison is expected to incur an additional $15 million in 2005 for charges related to the implementation of Midwest Independent Transmission System Operator’s open market. Detroit Edison received rate orders in 2004 that allow for the recovery of increased transmission expenses through the PSCR mechanism.
See Note 3 – Regulatory Matters.
MIDWEST INDEPENDENT TRANSMISSION SYSTEM OPERATOR (MISO)
The MISO was formed in 1996 by its member transmission owners and in December 2001 received FERC approval as a Regional Transmission Organization (RTO) authorized to provide regional transmission services as prescribed by FERC in its Order 2000. Order 2000 requires an RTO to perform eight functions including, tariff administration, transmission system congestion management, provision of ancillary services to support transmission operations, market monitoring, interregional coordination and the coordination of system planning and expansion. MISO’s independence from ownership of either generation or transmission facilities is intended to enable it to ensure fair access to the transmission grid, and through its congestion management role, MISO is also charged with ensuring grid reliability. MISO’s initial provision of transmission services in December 2001 was known as Day 1 operations.
In keeping with Order 2000, which permits RTOs to provide real-time energy imbalance services and a market-based mechanism for congestion management, MISO, on April 1, 2005, launched its Midwest Energy Market, or Day 2 operations, and began regional wholesale electric market operations and transmission service throughout its area. A key feature of the Midwest Energy Market is the establishment of Locational Marginal Prices (LMPs) which provide price transparency for the sale and purchase of wholesale electricity at different locations in the market territory. The LMPs establish the price of the most efficient generation offered for dispatch adjusted to reflect the cost of locational congestion on the transmission system. Detroit Edison participates in the Energy Market by offering its generation on a day-ahead and real time basis and by bidding for power in the market to serve its load. The cost of power procured from the market net of any gain realized from generation sold into the market is included and recovered through the PSCR mechanism. The Midwest Market is expected to yield financial benefits to consumers as a result of generator price competition arising from the price transparency provided by the market. In addition, LMPs are expected to encourage new generation to locate where the power produced is of most value to the load and is expected to identify where new transmission facilities are needed to relieve grid congestion.
MISO is compensated for assuring grid reliability and for supporting the energy market through FERC-approved rates charged to load. Detroit Edison became a non-transmission owning member of MISO in compliance with section 10w (1) of Act 141. The MPSC has ordered that MISO costs charged to Detroit Edison should be recovered through the PSCR mechanism.

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
On April 1, 2005, the Midwest Independent System Operator (MISO) Day 2 market became effective which impacted Detroit Edison’s electric generation and purchased power. In connection with the implementation of MISO Day 2, Detroit Edison has implemented new processes and modified existing processes to facilitate participation in and settlement within the MISO market. The impact of the MISO Day 2 market may be considered a material change in internal control over financial reporting. With the exception of this change, there has been no other change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Detroit Edison Company
Consolidated Statement of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2005	2004	2005	2004
Operating Revenues	$1,035	$835	$2,025	$1,721

Operating Expenses
Fuel and purchased power	343	200	644	416
Operation and maintenance	330	359	651	702
Depreciation and amortization	160	122	310	236
Taxes other than income	63	62	132	130

	896	743	1,737	1,484

Operating Income	139	92	288	237

Other (Income) and Deductions
Interest expense	69	71	133	143
Interest income	—	—	(1)	—
Other income	(18)	(15)	(30)	(30)
Other expenses	24	23	42	45

	75	79	144	158

Income Before Income Taxes	64	13	144	79

Income Tax Provision	21	5	46	27

Net Income	$43	$8	$98	$52

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	(Unaudited)
	June 30	December 31
(in Millions)	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$17	$6
Restricted cash	69	75
Accounts receivable
Customer (less allowance for doubtful accounts of $52 and $55, respectively)	331	258
Accrued unbilled revenues	200	207
Other	120	120
Inventories
Fuel	111	100
Materials and supplies	115	118
Note receivable from Affiliate	—	85
Other	77	46

	1,040	1,015

Investments
Nuclear decommissioning trust funds	613	590
Other	60	55

	673	645

Property
Property, plant and equipment	13,155	12,931
Less accumulated depreciation	(5,485)	(5,354)

	7,670	7,577

Other Assets
Regulatory assets	2,074	2,053
Securitized regulatory assets	1,391	1,438
Other	104	114

	3,569	3,605

Total Assets	$12,952	$12,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	(Unaudited)
	June 30	December 31
(in Millions, Except Shares)	2005	2004
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$364	$346
Accrued interest	81	79
Dividends payable	76	76
Accrued payroll	10	12
Accrued vacations	80	76
Short-term borrowings	219	—
Accrued PSCR refund	121	112
Current portion of long-term debt, including capital leases	330	499
Other	179	130

	1,460	1,330

Other Liabilities
Deferred income taxes	1,931	1,941
Regulatory liabilities	263	253
Asset retirement obligations (Note 1)	897	869
Unamortized investment tax credit	120	125
Nuclear decommissioning	80	77
Accrued pension liability	288	247
Other	707	676

	4,286	4,188

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	2,876	2,879
Securitization bonds	1,345	1,400
Capital lease obligations	61	66

	4,282	4,345

Contingencies (Notes 3 and 5)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, 138,632,324 shares issued and outstanding	1,386	1,386
Premium on common stock	1,104	1,104
Common stock expense	(44)	(44)
Retained earnings	476	531
Accumulated other comprehensive income	2	2

	2,924	2,979

Total Liabilities and Shareholder’s Equity	$12,952	$12,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30
(in Millions)	2005	2004
Operating Activities
Net Income	$98	$52
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	310	236
Deferred income taxes	(10)	89
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	59	39

Net cash from operating activities	457	416

Investing Activities
Plant and equipment expenditures	(321)	(320)
Restricted cash for debt redemptions	6	13
Notes receivable from affiliate	85	7
Other investments	(47)	(38)

Net cash used for investing activities	(277)	(338)

Financing Activities
Issuance of long-term debt	395	67
Redemption of long-term debt	(628)	(130)
Short-term borrowings, net	219	150
Dividends on common stock	(152)	(150)
Other	(3)	(4)

Net cash used for financing activities	(169)	(67)

Net Increase in Cash and Cash Equivalents	11	11
Cash and Cash Equivalents at Beginning of the Period	6	6

Cash and Cash Equivalents at End of the Period	$17	$17

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity
and Comprehensive Income (unaudited)

			Premium			Accumulated
(Dollars in Millions,			on	Common		Other
Shares in Thousands)	Common Stock		Common	Stock	Retained	Comprehensive
	Shares	Amount	Stock	Expense	Earnings	Income	Total

Balance, December 31, 2004	138,632	$1,386	$1,104	$(44)	$531	$2	$2,979

Net income	—	—	—	—	98	—	98
Dividends declared on common stock	—	—	—	—	(153)	—	(153)

Balance, June 30, 2005	138,632	$1,386	$1,104	$(44)	$476	$2	$2,924

     The following table displays other comprehensive income for the six-month periods ended June 30:

(in Millions)	2005	2004
Net income	$98	$52

Comprehensive income	$98	$52

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
Through the first quarter of 2005, we operated our business through two strategic business units (Energy Resources and Energy Distribution). In the second quarter of 2005, we have combined the previous two segments into a single segment that more closely reflects how we operate and manage our business. Based on their structure we set strategic goals, allocate resources and evaluate performance.
We reclassified certain prior year balances to match the current year’s financial statement presentation.
Consolidated Statement of Cash Flows
A detailed analysis of the changes in assets and liabilities that are reported in the consolidated statement of cash flows follows:

	Six Months Ended
	June 30
(in Millions)	2005	2004
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(54)	$(12)
Accrued unbilled receivables	7	9
Inventories	(8)	1
Accrued pensions	54	51
Accounts payable	18	63
Accrued PSCR refund	(29)	45
Income taxes payable	50	(62)
General taxes	3	(12)
Risk management and trading activities	—	(1)
Other	18	(43)

	$59	$39

Supplementary cash and non-cash information follows:

	Six Months Ended
	June 30
(in Millions)	2005	2004
Cash Paid
Interest (excluding interest capitalized)	$131	$144
Income taxes	$—	$1

Non-cash Financing Activity
Common stock issued to parent company in conjunction with parent company common stock contribution to pension plan	$—	$170
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
A reconciliation of the asset retirement obligation for the 2005 six-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2005	$869
Accretion	29
Liabilities settled	(1)

Asset retirement obligations at June 30, 2005	$897

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Retirement Benefits and Trusteed Assets
The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2005	2004	2005	2004
Three Months Ended June 30

Service Cost	$13	$11	$11	$8
Interest Cost	33	33	20	17
Expected Return on Plan Assets	(33)	(36)	(14)	(11)
Amortization of
Net loss	12	12	11	8
Prior service cost	3	3	1	—
Net transition liability	—	—	1	2

Net Periodic Benefit Cost	$28	$23	$30	$24

Six Months Ended June 30

Service Cost	$27	$24	$22	$16
Interest Cost	66	66	40	35
Expected Return on Plan Assets	(67)	(67)	(29)	(23)
Amortization of
Net loss	25	24	22	17
Prior service cost	5	5	2	—
Net transition liability	—	—	3	4

Net Periodic Benefit Cost	$56	$52	$60	$49

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
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
NOTE 3 – REGULATORY MATTERS
Electric Rate Case
In December 2004, Detroit Edison and other parties filed petitions for rehearing related to the MPSC’s November 2004 final rate order. Among other items, Detroit Edison’s petition requested a correction of the capital structure used in the determination of the final order and recovery of certain disallowed costs. On June 30, 2005, the MPSC issued a series of orders denying Detroit Edison’s and other parties petitions for rehearing.

Electric Rate Restructuring Proposal
On February 4, 2005, Detroit Edison filed a rate restructuring proposal with the MPSC to restructure its electric rates and begin phasing out subsidies that are part of its current pricing structure. The proposal would adjust rates for each customer class to be reflective of the full costs incurred to service such customers. Under the proposal, commercial and industrial rates would be lowered, but residential rates would increase over a five-year period beginning in 2007. The MPSC indicated in the November 2004 final rate order that this proceeding is expected to be completed in time to have new rates in effect no later than January 1, 2006.
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
2004 PSCR Reconciliation and 2004 Net Stranded Cost Case
In accordance with the MPSC’s direction in Detroit Edison’s November 2004 final rate order, on March 31, 2005, Detroit Edison filed a joint application and testimony in its 2004 PSCR Reconciliation Case and its 2004 Net Stranded Cost Recovery Case. The combined proceeding will provide a comprehensive true-up of the 2004 PSCR and production fixed cost stranded cost calculations, including treatment of Detroit Edison’s third party wholesale sales revenues. Under the MPSC’s preferred methodology, Detroit Edison incurred approximately $112 million in stranded costs in 2004. Detroit Edison also received approximately $218 million in third party wholesale sales.
In the filing, Detroit Edison recommended the following distribution of the $218 million of third party wholesale sale revenues: $91 million to offset PSCR fuel expense and $74 million to offset 2004 production operation and maintenance expense. The remaining $53 million would be allocated between bundled customers and electric Customer Choice customers. This allocation would result in a refund of approximately $8 million to bundled customers and a net stranded cost amount to be collected from electric Customer Choice customers of approximately $99 million.
Included with the application was the filing of a motion for a temporary interim order requesting the continuation of the existing electric Customer Choice transition charges until a final order is issued. An order is expected in the first quarter of 2006.
Power Supply Recovery Proceedings
2005 Plan Year – In September 2004, Detroit Edison filed its 2005 PSCR plan case seeking approval of a levelized PSCR factor of 1.82 mills per kWh above the amount included in base rates. In December 2004, Detroit Edison filed revisions to its 2005 PSCR plan case in accordance with the November 2004 MPSC rate order. The revised filing seeks approval of a levelized PSCR factor of up to 0.48 mills per kWh above the new base rates established in the final electric rate order. Included in the factor are power supply costs, transmission expenses and nitrogen oxide emission allowance costs. Detroit Edison self-implemented a factor of a negative 2.00 mills per kWh on January 1, 2005. Effective June 1, 2005, Detroit Edison began billing the maximum allowable factor of 0.48 mills per kWh due to increased power supply costs. At June 30, 2005, Detroit Edison has recorded an under-recovery of approximately $38 million related to the 2005 plan year. The Michigan Attorney General filed a motion for summary disposition of this proceeding based on arguments that the PSCR statute requires a fixed 48-month PSCR factor. The MPSC denied the Attorney General’s motion and affirmed Detroit Edison’s ability to make annual filings for PSCR plan approval.

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
In July 2005, we entered into a Note Purchase Agreement pursuant to which we agreed to issue and sell to a group of institutional investors in a private placement transaction $100 million aggregate principal amount of our 2005 Series C, 5.19% Senior Notes due October 1, 2023. The sale of the notes pursuant to the agreement is expected to close on or about September 29, 2005. The proceeds will be used to redeem Detroit Edison senior notes due in October 2005.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Environmental
Air - Detroit Edison is subject to United States Environmental Protection Agency (EPA) ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. In March 2005, EPA issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $580 million through 2004, and estimates that it will spend up to $100 million in 2005 and incur up to $1.8 billion of additional future capital expenditures through 2018 to satisfy both the existing and proposed new control requirements. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure, could be deferred in ratemaking, until after the expiration of the rate cap period, presently expected to end on December 31, 2005 upon MPSC authorization. Under PA 141 and the MPSC’s November 2004 final rate order, we believe that prudently incurred capital expenditures, in excess of current depreciation levels, are recoverable in rates.
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
Other Commitments
Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments is being amortized to fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. During the first six months of 2005 we purchased $18 million of steam and electricity. For the full year 2004, we purchased $42 million of steam and electricity. We estimate steam and electric purchase commitments through 2024 will not exceed $472 million. In January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Due to terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA until 2008 and recorded an additional liability of $20 million for future commitments. Also, we have guaranteed bank loans that Thermal Ventures II, LP may use for capital improvements to the steam heating system.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
The Detroit Edison Company
We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of June 30, 2005, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2005 and 2004, the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statement of changes in shareholder’s equity and comprehensive income for the six-month period ended June 30, 2005 and the six-month periods ended June 30, 2005 and 2004, respectively. These interim financial statements are the responsibility of The Detroit Edison Company’s management.
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
August 4, 2005

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
Exhibits

Exhibit
Number	Description
Filed:
12-22	Computation of Ratio of Earnings to Fixed Charges

15-30	Awareness Letter of Deloitte & Touche LLP

31-17	Chief Executive Officer Section 302 Certification

31-18	Chief Financial Officer Section 302 Certification

Incorporated by reference:
10(1)	The Detroit Edison Company Note Purchase Agreement dated as of July 22, 2005. (Exhibit 10.1 to Form 8-K dated July 22, 2005)

Furnished:
32-17	Chief Executive Officer Section 906 Certification

32-18	Chief Financial Officer Section 906 Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date: August 4, 2005	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

Exhibit Index

Exhibit
Number	Description
12-22	Computation of Ratio of Earnings to Fixed Charges

15-30	Awareness Letter of Deloitte & Touche LLP

31-17	Chief Executive Officer Section 302

31-18	Chief Financial Officer Section 302

32-17	Chief Executive Officer Section 906 Certification

32-18	Chief Financial Officer Section 906 Certification