Form 10-Q
period 2005-09-30
DETROIT EDISON CO
filed 2005-11-08
CIK 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2005
Commission file number 1-2198
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2005

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

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted. There are many factors that may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;
•	economic climate and population growth or decline in the geographic areas where we do business;
•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;
•	nuclear regulations and operations associated with nuclear facilities;
•	implementation of the electric Customer Choice program;
•	impact of electric utility restructuring in Michigan, including legislative amendments;
•	employee relations and the impact of collective bargaining agreements;
•	unplanned outages;
•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;
•	the timing and extent of changes in interest rates;
•	the level of borrowing;
•	changes in the cost and availability of coal and other raw materials, and purchased power;
•	effects of competition;
•	impact of regulation by FERC, MPSC, NRC and other applicable governmental proceedings and regulations;
•	changes in federal, state and local tax laws or their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;
•	the ability to recover costs through rate increases;
•	the availability, cost, coverage and terms of insurance;
•	the cost of protecting assets against, or damage due to, terrorism;
•	changes in accounting standards and financial reporting regulations;
•	changes in federal or state laws or their interpretation with respect to regulation, energy policy and other business issues;
•	uncollectible accounts receivable; and
•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison.
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
Factors impacting income: Earnings increased $52 million during the 2005 third quarter and $98 million in the 2005 nine-month period. These results primarily reflect higher rates due to the November 2004 MPSC final rate order, return of customers from the electric Customer Choice program, warmer weather and lower operations and maintenance expenses, partially offset by a portion of higher fuel and purchased power costs, which are unrecoverable as a result of residential rate caps (which are due to expire January 1, 2006) and increased depreciation and amortization expenses.
Increase (Decrease) in Income Statement Components Compared to Prior Year

	Three	Nine
(in Millions)	Months	Months
Operating Revenues	$451	$755
Fuel and Purchased Power	366	594

Gross Margin	85	161
Operation and Maintenance	(36)	(88)
Depreciation and Amortization	46	120
Taxes Other Than Income	6	8
Gains on sale of assets	(26)	(25)

Operating Income	95	146
Other (Income) and Deductions	(5)	(19)
Income Tax Provision	48	67

Net Income	$52	$98

Gross margins increased $85 million during the 2005 third quarter and $161 million in the 2005 nine-month period. The quarterly and year to date improvements were primarily a result of higher demand due to warmer weather in 2005 and the increased rates due to the November 2004 MPSC final rate order, partially offset by unrecovered power supply costs as a result of residential rate caps (which are due to expire January 1, 2006) and a stagnant Michigan economy. The following table displays changes in various gross margin components relative to the comparable 2004 periods:
Increase (Decrease) in Gross Margin Components Compared to Prior Year

	Three	Nine
(in Millions)	Months	Months
Weather related margin improvements	$109	$159
MPSC 2004 rate orders	27	122
Unrecovered power supply costs – residential customers	(63)	(75)
Transmission charges (1)	(36)	(81)
Return of customers from electric Customer Choice	25	45
Service territory economic performance	24	(9)
Other, net	(1)	—

Increase in gross margin performance	$85	$161

(1)	Transmission expenses were recorded in operation and maintenance expense in 2004.

As a result of Customer Choice penetration, Detroit Edison lost 12% of retail sales in the nine months of 2005, compared to 17% of such sales during the same 2004 period. In 2004, the MPSC eliminated transition credits and implemented transition charges for electric Customer Choice customers.
Operating revenues and fuel and purchased power costs increased in the 2005 periods reflecting a $17.35 per megawatt hour (MWh) (109%) increase in fuel and purchased power costs during the current quarter and a $9.81 per MWh (64%) increase during the nine-month period. Fuel and purchased power costs are a pass-through with the reinstatement of the PSCR mechanism, except for residential customers whose rate caps expire in January 2006.
The increase in power supply costs is driven by higher purchased power rates, higher coal prices and increased power purchases due to weather and outages at our Fermi 2 nuclear facility, which was offline for 14 days in the first quarter of 2005 and for 20 days in the second and third quarters of 2005. Increased fossil plant generation offset the decline in nuclear generation. Pursuant to the MPSC final rate order, transmission expense previously recorded in operation and maintenance expenses in 2004 is now reflected in purchased power expenses. The PSCR mechanism provides related revenues for the transmission expense.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Power Generated and Purchased
(in Thousands of MWh)
Power Plant Generation
Fossil	11,578	10,407	30,887	28,698
Nuclear	1,979	2,043	6,304	6,860

	13,557	12,450	37,191	35,558
Purchased Power	2,347	1,209	5,156	3,633

System Output	15,904	13,659	42,347	39,191
Less Line Loss and Internal Use	(888)	(1,062)	(2,237)	(2,973)

Net System Output	15,016	12,597	40,110	36,218

Average Unit Cost ($/MWh)
Generation (1)	$17.69	$13.33	$15.68	$12.98

Purchased Power (2)	$123.36	$42.77	$92.39	$37.12

Overall Average Unit Cost	$33.29	$15.94	$25.02	$15.21

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts do not include hedging activities.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Electric Sales
(in Thousands of MWh)
Residential	5,554	4,114	13,371	11,655
Commercial	4,462	3,557	11,646	10,097
Industrial	3,197	2,854	9,118	8,418
Wholesale	599	531	1,719	1,640
Other	93	98	285	310

	13,905	11,154	36,139	32,120
Interconnection sales (1)	1,111	1,443	3,971	4,098

Total Electric Sales	15,016	12,597	40,110	36,218

Electric Deliveries
(in Thousands of MWh)
Retail and Wholesale	13,905	11,154	36,139	32,120
Electric Choice	1,635	2,555	5,178	6,824
Electric Choice — Self Generators (2)	62	100	429	453

Total Electric Sales and Deliveries	15,602	13,809	41,746	39,397

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $36 million in the third quarter of 2005 and $88 million in the 2005 nine-month period and included transmission expenses of $36 million in the 2004 third quarter and $81 million in the 2004 nine-month period. Pursuant to the MPSC final rate order, transmission expenses in 2005 are included in purchased power expense with related revenues recorded through the PSCR mechanism. In addition, pursuant to the MPSC final rate order, merger interest is no longer allocated from the DTE Energy parent company to Detroit Edison. Partially offsetting the lack of merger interest expense and the transmission expense accounting reclassification were higher 2005 storm expenses of $24 million for the nine months ended 2005.
Depreciation and amortization expense increased $46 million in the third quarter of 2005 and $120 million in the 2005 nine-month period. Depreciation expense reflects the income effects of recording regulatory assets. PA 141 costs previously deferred as regulatory assets were recovered via the interim and final electric rate orders in 2004. Consequently, regulatory asset deferrals totaled $5 million in the third quarter of 2005 and $34 million in the 2005 nine-month period compared to $32 million in the third quarter of 2004 and $93 million in the nine-month period ending September 30, 2004. Additionally, higher sales volumes relative to the prior year have resulted in greater amortization of securitization assets.
Asset gains and losses, net increased $26 million in the third quarter of 2005 and $25 million in the 2005 nine-month period as a result of our sale of land near our headquarters in Detroit, Michigan.
Other income and deductions expense decreased $5 million in the 2005 third quarter and $19 million in the 2005 nine-month period, primarily due to lower interest expense as a result of adjustments due to tax audit settlements.
Income taxes increased $48 million in the third quarter of 2005 and $67 million in the 2005 nine-month period due to increases in pretax income and a $15 million adjustment due to a change in estimate for deferred income taxes.
Outlook — Future operating results are expected to vary as a result of factors such as regulatory proceedings, new legislation, changes in market prices of power, coal and natural gas, plant performance, cost containment efforts and process improvements, changes in economic conditions, weather, the level of customer participation in the electric Customer Choice program and the severity and frequency of storms.
We expect cash flows and operating performance will continue to be at risk due to the electric Customer Choice program until the issues associated with this program are resolved. We have addressed certain issues of the electric Customer Choice program in our revenue neutral February 2005 rate restructuring proposal. We cannot predict the outcome of these matters.
In conjunction with DTE Energy’s sale of International Transmission Company (ITC) in February 2003, the Federal Energy Regulatory Commission (FERC) froze ITC’s transmission rates through December 2004. Annual rate adjustments pursuant to a formulistic pricing mechanism will result in an estimated increase in Detroit Edison’s transmission expense of $50 million annually, beginning in January 2005. Additionally, in a proceeding before the FERC, several Midwest utilities seek to recover transmission revenues lost as a result of a FERC order modifying the pricing of transmission service in the Midwest. During the first nine months of 2005, Detroit Edison recorded an estimated $8 million of additional expense. Detroit Edison anticipates additional expenses of approximately $1 million per month through March 2006. Detroit Edison is expected to incur an additional $15 million in 2005 for charges related to the implementation of Midwest Independent Transmission System Operator’s open market. Detroit Edison received rate orders in 2004 that allow for the recovery of transmission expenses through the PSCR mechanism.
See Note 3 — Regulatory Matters.
MIDWEST INDEPENDENT SYSTEM OPERATOR (MISO)
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
In keeping with Order 2000, which permits RTOs to provide real-time energy imbalance services and a market-based mechanism for congestion management, MISO, on April 1, 2005, launched its Midwest Energy Market, or Day 2 operations, and began regional wholesale electric market operations and transmission service throughout its area. A key feature of the Midwest Energy Market is the establishment of Locational Marginal Prices (LMPs) which provide price transparency for the sale and purchase of wholesale electricity at different locations in the market territory. The LMP is the market clearing price at a specific pricing location in the Midwest Energy Market that is equal to the cost of supplying the next increment of load at that location. The value of an LMP is the same whether a purchase or sale is made at that location. Detroit Edison participates in the Midwest Energy Market by offering its generation on a day-ahead and real time basis and by bidding for power in the market to serve its load. The cost of power procured from the market net of any gain realized from generation sold into the market is included and recovered through the PSCR mechanism. In addition, LMPs are expected to encourage new generation to locate where the power produced is of most value to the load and is expected to identify where new transmission facilities are needed to relieve grid congestion.
MISO is compensated for assuring grid reliability and for supporting the energy market through FERC-approved rates charged to load. Detroit Edison became a non-transmission owning member of MISO in compliance with section 10w (1) of PA 141. The MPSC has ordered that MISO costs charged to Detroit Edison should be recovered through the PSCR mechanism.

FEDERAL ENERGY POLICY ACT OF 2005
In August 2005, the Energy Policy Act of 2005 (Energy Act) was signed into law. Among other provisions, the Energy Act:
•	establishes mandatory electric reliability standards;
•	repeals the Public Utility Holding Company Act of 1935;
•	renews the Price Anderson Act for twenty years which provides liability protection for nuclear power plants;
•	increases funding levels for the Low-Income Home Energy Assistance Program; and
•	increases FERC oversight responsibilities for the electric utility industry.
The implementation of the Energy Act requires proceedings at the state level and development of regulations by the FERC, as well as other federal agencies. We continue to review the legislation; however, the impact will depend on the implementation of final rules and cannot be fully determined at this time.

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
On July 5, 2005, Detroit Edison’s fossil generation unit completed its implementation of DTE2, an enterprise resource planning system (ERP) which impacted various processes and controls related to finance, human resources, supply chain and work management. The implementation was the first phase of a Company-wide initiative to replace many of its stand-alone legacy computer systems with an integrated solution. In connection with the implementation of the ERP, Detroit Edison has implemented new processes and modified existing processes to facilitate added efficiencies and system-based controls. The impact of the ERP, including the initial difficulties in implementing such a comprehensive system, may be considered a material change in internal control over financial reporting. With the exception of this change, there has been no other change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Detroit Edison Company
Consolidated Statement of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2005	2004	2005	2004
Operating Revenues	$1,409	$958	$3,434	$2,679

Operating Expenses
Fuel and purchased power	604	238	1,248	654
Operation and maintenance	325	361	976	1,064
Depreciation and amortization	174	128	484	364
Taxes other than income	68	62	200	192
Asset (gains) and losses, net	(26)	—	(26)	(1)

	1,145	789	2,882	2,273

Operating Income	264	169	552	406

Other (Income) and Deductions
Interest expense	68	72	201	215
Interest income	(1)	—	(2)	—
Other income	(17)	(13)	(47)	(43)
Other expenses	20	16	62	61

	70	75	214	233

Income Before Income Taxes	194	94	338	173

Income Tax Provision	80	32	126	59

Net Income	$114	$62	$212	$114

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	(Unaudited)
	September 30	December 31
(in Millions)	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$12	$6
Restricted cash	29	75
Accounts receivable
Customer (less allowance for doubtful accounts of $57 and $55, respectively)	377	258
Accrued unbilled revenues	192	207
Accrued power supply cost recovery revenue	135	—
Other	114	120
Inventories
Fuel	112	100
Materials and supplies	117	118
Note receivable from affiliate	—	85
Other	83	46

	1,171	1,015

Investments
Nuclear decommissioning trust funds	633	590
Other	59	55

	692	645

Property
Property, plant and equipment	13,224	12,931
Less accumulated depreciation	(5,519)	(5,354)

	7,705	7,577

Other Assets
Regulatory assets	2,069	2,053
Securitized regulatory assets	1,367	1,438
Other	117	114

	3,553	3,605

Total Assets	$13,121	$12,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	(Unaudited)
	September 30	December 31
(in Millions, Except Shares)	2005	2004
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$373	$346
Accrued interest	55	79
Dividends payable	76	76
Accrued payroll	25	12
Accrued vacations	79	76
Short-term borrowings	141	—
Accrued power supply cost recovery refund	126	112
Current portion of long-term debt, including capital leases	334	499
Other	233	130

	1,442	1,330

Other Liabilities
Deferred income taxes	1,978	1,941
Regulatory liabilities	254	253
Asset retirement obligations (Note 1)	911	869
Unamortized investment tax credit	117	125
Nuclear decommissioning	83	77
Accrued pension liability	309	247
Other	736	676

	4,388	4,188

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	2,974	2,879
Securitization bonds	1,296	1,400
Capital lease obligations	59	66

	4,329	4,345

Contingencies (Notes 3 and 5)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, 138,632,324 shares issued and outstanding	1,386	1,386
Premium on common stock	1,104	1,104
Common stock expense	(44)	(44)
Retained earnings	514	531
Accumulated other comprehensive income	2	2

	2,962	2,979

Total Liabilities and Shareholder’s Equity	$13,121	$12,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30
(in Millions)	2005	2004
Operating Activities
Net Income	$212	$114
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	484	364
Deferred income taxes	50	57
Gain on sale of assets, net	(26)	—
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(46)	161

Net cash from operating activities	674	696

Investing Activities
Plant and equipment expenditures	(479)	(480)
Proceeds from sale of other assets, net	30	—
Restricted cash for debt redemptions	46	—
Notes receivable from affiliate	85	56
Other investments	(75)	(49)

Net cash used for investing activities	(393)	(473)

Financing Activities
Issuance of long-term debt	612	266
Redemption of long-term debt	(795)	(181)
Short-term borrowings, net	141	(71)
Dividends on common stock	(229)	(226)
Other	(4)	(5)

Net cash used for financing activities	(275)	(217)

Net Increase in Cash and Cash Equivalents	6	6
Cash and Cash Equivalents at Beginning of the Period	6	6

Cash and Cash Equivalents at End of the Period	$12	$12

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity
and Comprehensive Income (unaudited)

			Premium			Accumulated
			on	Common		Other
(Dollars in Millions,	Common Stock		Common	Stock	Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Stock	Expense	Earnings	Income	Total

Balance, December 31, 2004	138,632	$1,386	$1,104	$(44)	$531	$2	$2,979

Net income	—	—	—	—	212	—	212
Dividends declared on common stock	—	—	—	—	(229)	—	(229)

Balance, September 30, 2005	138,632	$1,386	$1,104	$(44)	$514	$2	$2,962

     The following table displays other comprehensive income for the nine-month periods ended September 30:

(in Millions)	2005	2004
Net income	$212	$114

Comprehensive income	$212	$114

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (unaudited)
NOTE 1 — GENERAL
These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in our 2004 Annual Report on Form 10-K and our Current Report on Form 8-K dated August 3, 2005 for the year ended December 31, 2004.
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
Through the first quarter of 2005, we operated our business through two strategic business units (Energy Resources and Energy Distribution). In the second quarter of 2005, we combined the previous two segments into a single segment that more closely reflects how we operate and manage our business. Based on this structure we set strategic goals, allocate resources and evaluate performance.
We reclassified certain prior year balances to match the current year’s financial statement presentation.
Consolidated Statement of Cash Flows
A detailed analysis of the changes in assets and liabilities that are reported in the consolidated statement of cash flows follows:

	Nine Months Ended
	September 30
(in Millions)	2005	2004
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(133)	$(33)
Accrued unbilled receivables	15	49
Inventories	(12)	16
Accrued pensions	82	77
Accounts payable	27	51
Accrued power supply cost recovery refund	(121)	62
Income taxes payable	70	2
General taxes	6	(8)
Risk management and trading activities	—	(1)
Other assets	(50)	(40)
Other liabilities	70	(14)

	$(46)	$161

Supplementary cash and non-cash information follows:

	Nine Months Ended
	September 30
(in Millions)	2005	2004
Cash Paid Interest (excluding interest capitalized)	$225	$235
Income taxes	$1	$2
Non-cash Investing and Financing Activities
Sale of assets	13	—
Common stock issued to parent company in conjunction with parent company common stock contribution to pension plan	$—	$170
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
A reconciliation of the asset retirement obligation for the 2005 nine-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2005	$869
Accretion	44
Liabilities settled	(2)

Asset retirement obligations at September 30, 2005	$911

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
Retirement Benefits and Trusteed Assets
The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2005	2004	2005	2004
Three Months Ended September 30

Service Cost	$13	$12	$11	$8
Interest Cost	33	33	19	17
Expected Return on Plan Assets	(34)	(34)	(14)	(11)
Amortization of Net loss	13	13	11	8
Prior service cost	2	2	1	—
Net transition liability	—	—	2	2

Net Periodic Benefit Cost	$27	$26	$30	$24

Nine Months Ended September 30

Service Cost	$40	$36	$33	$24
Interest Cost	99	99	59	52
Expected Return on Plan Assets	(101)	(101)	(43)	(34)
Amortization of Net loss	38	37	33	25
Prior service cost	7	7	3	—
Net transition liability	—	—	5	6

Net Periodic Benefit Cost	$83	$78	$90	$73

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
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
NOTE 3 — REGULATORY MATTERS
Electric Rate Restructuring Proposal
In February 2005, Detroit Edison filed a rate restructuring proposal with the MPSC to restructure its electric rates and begin phasing out subsidies within the current pricing structure. The proposal would adjust rates to be reflective of the full costs incurred to service the respective customer classes. Under the proposal, commercial and industrial rates would be lowered, but residential rates would increase over a five-year period beginning in 2007. The MPSC indicated in the November 2004 final rate order that this proceeding is expected to be completed in time to have new rates in effect no later than January 1, 2006.

Other Postretirement Benefits Costs Tracker
In February 2005, Detroit Edison filed an application, pursuant to the MPSC’s November 2004 final rate order, requesting MPSC approval of a proposed tracking mechanism for retiree health care costs. This mechanism would recognize differences between cost levels collected in rates and the actual costs under current accounting rules as regulatory assets or regulatory liabilities with an annual reconciliation proceeding before the MPSC.
2004 PSCR Reconciliation and 2004 Net Stranded Cost Case
In accordance with the MPSC’s direction in Detroit Edison’s November 2004 final rate order, in March 2005, Detroit Edison filed a joint application and testimony in its 2004 PSCR Reconciliation Case and its 2004 Net Stranded Cost Recovery Case. The combined proceeding will provide a comprehensive true-up of the 2004 PSCR and production fixed cost stranded cost calculations, including treatment of Detroit Edison’s third party wholesale sales revenues. Under the MPSC’s preferred methodology, Detroit Edison incurred approximately $112 million in stranded costs in 2004. Detroit Edison also received approximately $218 million in third party wholesale sales.
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
Included with the application was the filing of a motion for a temporary interim order requesting the continuation of the existing electric Customer Choice transition charges until a final order is issued. The MPSC denied this motion in August 2005. A final order is expected in the first quarter of 2006.
Power Supply Recovery Proceedings
2005 Plan Year — In September 2004, Detroit Edison filed its 2005 PSCR plan case seeking approval of a levelized PSCR factor of 1.82 mills per kWh above the amount included in base rates. In December 2004, Detroit Edison filed revisions to its 2005 PSCR plan case in accordance with the November 2004 MPSC rate order. The revised filing seeks approval of a levelized PSCR factor of up to 0.48 mills per kWh above the new base rates established in the final electric rate order. Included in the factor are power supply costs, transmission expenses and nitrogen oxide emission allowance costs. Detroit Edison self-implemented a factor of a negative 2.00 mills per kWh on January 1, 2005. Effective June 1, 2005, Detroit Edison began billing the maximum allowable factor of 0.48 mills per kWh due to increased power supply costs. At September 30, 2005, Detroit Edison has recorded an under-recovery of approximately $135 million related to the 2005 plan year. In September 2005, the MPSC approved Detroit Edison’s 2005 PSCR plan case.
2006 Plan Year — In September 2005, Detroit Edison filed its 2006 PSCR plan case seeking approval of a levelized PSCR factor of 4.99 mills per kWh above the amount included in base rates for residential customers and 8.29 per kWh above the amount included in base rates for commercial and industrial customers. Included in the factor for all customers are power supply costs, transmission expenses, MISO market participation costs, and nitrogen oxide emission allowance costs. Detroit Edison may self-implement the factors beginning January 1, 2006, if the MPSC has not ruled in this matter. The Company’s PSCR Plan includes a matrix which provides for different maximum PSCR factors contingent on varying Electric Choice sales levels. The plan also includes $97 million for recovery of its projected 2005 PSCR under-collection associated with commercial and industrial customers. Additionally, the PSCR plan requests MPSC approval of expense associated with sulfur dioxide emission allowances, mercury emission allowances, and fuel additives in the PSCR.
Administrative and General Expenses Report to the MPSC
In October 2005, the MPSC ordered Detroit Edison to file a report by December 1, 2005 on why its administrative and general expenses are significantly higher than levels incurred by other large electric utilities.
Emergency Rules for Electric Bills
In October 2005, the MPSC established emergency billing practices in effect for electric services rendered November 1, 2005 through March 31, 2006. These emergency rules apply to retail electric customers. The rule changes 1) lengthen the period of time before a bill is due once it is transmitted to the customer; 2) prohibit shut off or late payment fees unless an actual meter read is made; 3) limit the required monthly payment on a settlement agreement; 4) increase the income level qualifying for shut-off protection and lowers the payment required to remain on shut-off protection; and 5) lessen or eliminate certain deposit requirements.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 4 — LONG -TERM DEBT
In February 2005, Detroit Edison, in a private placement offering, issued $400 million Senior Notes in two series, $200 million 4.8% 2005 Series A Senior Notes due 2015 and $200 million 5.45% 2005 Series B Senior Notes due 2035. The proceeds were used to redeem three series of $385 million of 7.5% Quarterly Income Debt Securities (QUIDS) due 2026 to 2028. In August 2005, Detroit Edison completed the related exchange offer that allowed holders to redeem their existing notes with SEC registered notes.
In February 2005, Detroit Edison paid at maturity $76 million of 7.5% Senior Notes and $100 million of 7.0% remarketed secured notes which matured in February 2005.
In August 2005, Detroit Edison entered into a financing arrangement in which the Michigan Strategic Fund issued $119 million Variable Rate Limited Obligation Refunding Revenue Bonds (The Detroit Edison Company Exempt Facilities Project), Series 2005DT, due 2029 (the “Revenue Bonds”) and loaned the proceeds to Detroit Edison on terms substantially mirroring those of the Revenue Bonds. Interest on the obligation accrues at a variable rate. The proceeds were used to refund Detroit Edison’s 6.4% $97 million Limited Obligation Refunding Revenue Bonds, Collateralized Series 1995AA and its 6.2% $22 million Limited Obligation Refunding Revenue Bonds, Collateralized Series 1995BB.
In September 2005, Detroit Edison closed on the issuance and sale to a group of institutional investors in a private placement transaction of $100 million aggregate principal amount of its 2005 Series C 5.19% Senior Notes due October 1, 2023 pursuant to a Note Purchase Agreement dated as of July 22, 2005, as amended by the First Amendment to Note Purchase Agreement dated as of September 29, 2005. The proceeds were used to redeem a portion of the $200 million of Detroit Edison 5.05% Senior Notes due in October 2005.

In October 2005, Detroit Edison issued $250 million 2005 Series E 5.7% Senior Notes due 2037. The proceeds were used to pay down Detroit Edison’s short-term borrowings.
NOTE 5 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
In October 2005, Detroit Edison entered into a $69 million, five-year unsecured revolving credit agreement and simultaneously amended and restated its existing $206 million, five-year facility entered into in October 2004. Our aggregate availability under the combined facilities is $275 million. The new five-year credit facility replaced the October 2003 three-year $69 million revolving credit facility. The five-year credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. The agreements require us to maintain a debt to total capitalization ratio of no more than .65 to l. Should we have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements. Detroit Edison is currently in compliance with its covenants.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to United States Environmental Protection Agency (EPA) ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. In March 2005, EPA issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $580 million through 2004, and estimates that it will spend up to $100 million in 2005 and incur up to $1.8 billion of additional capital expenditures through 2018 to satisfy both the existing and proposed new control requirements. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure could be deferred in ratemaking, until after the expiration of the rate cap period, presently expected to end on December 31, 2005 upon MPSC authorization.
Water — Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the intakes. It is estimated that we will incur up to $50 million over the next five to seven years in additional capital expenditures for Detroit Edison.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including two former manufactured gas plant sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the cost to remediate these sites is approximately $8 million, which is expected to be incurred over the next several years. As a result of the investigation, Detroit Edison accrued an $8 million liability during 2004.
Personal Property Taxes
Detroit Edison and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. In January 2004, the Michigan Court of Appeals upheld the validity of the new tables. With no further appeal by the petitioners available, the MTT began to schedule utility personal property valuation cases for Prehearing General Calls. After a period of abeyance the MTT issued a scheduling order in a significant number of Detroit Edison appeals that set litigation calendars for these cases extending into mid-2006. After an extended period of settlement discussions, a Memorandum of Understanding has been reached with six principals in the litigation that should lead to settlement of all outstanding property tax disputes on a global basis. At an October 7, 2005 Status Conference, the MTT provided verbal approval of the form and terms of the settlement which is conditioned upon a significant percentage of taxing jurisdictions executing the settlement documents by December 9, 2005.
Other Commitments
Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments is being amortized to fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. During the first nine months of 2005 we purchased $29 million of steam and electricity. For the full year 2004, we purchased $42 million of steam and electricity. We estimate steam and electric purchase commitments through 2024 will not exceed $472 million. In January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Due to terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA until 2008 and recorded an additional liability of $20 million for future commitments. Also, we have guaranteed bank loans that Thermal Ventures II, LP may use for capital improvements to the steam heating system.
At December 31, 2004, we entered into numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of fuel supply commitments. We estimate that these commitments will be approximately $1.4 billion through 2018. We also estimate that 2005 base level capital expenditures will be $800 million. We have made certain commitments in connection with expected capital expenditures.
Bankruptcies
We purchase and sell electricity from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our purchase and sale contracts and we record provisions for amounts considered probable of loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
The Detroit Edison Company
We have reviewed the accompanying condensed consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of September 30, 2005, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statement of changes in shareholder’s equity and comprehensive income for the nine-month period ended September 30, 2005 and the nine-month periods ended September 30, 2005 and 2004, respectively. These interim financial statements are the responsibility of The Detroit Edison Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of The Detroit Edison Company and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows and changes in shareholder’s equity and comprehensive income for the year then ended (not presented herein); and in our report dated March 15, 2005 (August 4, 2005 as to Note 1 — Segment Realignment) (which report includes an explanatory paragraph relating to the change in the methods of accounting for asset retirement obligations in 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
/S/ DELOITTE & TOUCHE LLP
Detroit, Michigan
November 8, 2005

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
In June 2005, we were named as one of approximately 21 defendant utility companies in a class action lawsuit filed in the Superior Court of Justice in Ontario, Canada. We have not been served with this lawsuit. The plaintiffs, a class comprised of current and prior residents living in Ontario (and their respective family members and/or heirs), claim that the defendants emitted and continue to emit pollutants that have harmed the plaintiffs. As a result, the plaintiffs are seeking damages (in Canadian dollars) of approximately $49.1 billion for alleged negligence, approximately $4.1 billion per year until the defendants cease emitting pollutants, punitive and exemplary damages of $1 billion, and such other relief as the court deems appropriate. We are not able to predict or assess the outcome of this lawsuit at this time.
See Note 3 for a discussion of contingencies related to Regulatory Matters and Note 6 for a discussion of specific non-regulatory matters.
Other Information
Indentures
We entered into a supplemental indenture dated August 1, 2005 with J.P. Morgan Trust Company, National Association, as trustee, in connection with our issuance on August 17, 2005 of $119,175,000 aggregate principal amount of 2005 Series DT Variable Rate Senior Notes due 2029. The notes were issued in conjunction with the issuance of $119,175,000 Michigan Strategic Fund Variable Rate Limited Obligation Refunding Revenue Bonds (The Detroit Edison Company Exempt Facilities Project), Series 2005DT by the Michigan Strategic Fund, a public body corporate and politic of the State of Michigan, the proceeds of which were loaned to us pursuant to the Loan Agreement described below. Interest on the notes accrues on a basis consistent with the revenue bonds at a variable rate as established for the revenue bonds from time to time.
The notes are secured by a corresponding series of our General and Refunding Mortgage bonds, 2005DT. The mortgage bonds were issued pursuant to a supplemental indenture between us and J.P. Morgan Trust Company, National Association, as trustee, dated August 1, 2005.
Loan agreement
We entered into a Loan Agreement dated August 1, 2005 with the Michigan Strategic Fund. The Loan Agreement provides for the issue and sale of the revenue bonds described above by the Michigan Strategic Fund under the Michigan Strategic Fund Act of 1984 for the benefit and relating to costs associated with the construction and installation of certain of our pollution control facilities, and the loan by the Michigan

Strategic Fund of the proceeds of the revenue bonds to us. The terms of the Loan Agreement substantially mirror the terms of the revenue bonds.
Exhibits

Exhibit
Number	Description
Filed:
4-247	Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2005 Series E Senior Notes due 2037.

4-248	Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2005 Series E.

15-31	Awareness Letter of Deloitte & Touche LLP

31-19	Chief Executive Officer Section 302 Form 10-Q Certification

31-20	Chief Financial Officer Section 302 Form 10-Q Certification

Incorporated by reference:

4-243	Seventeenth Supplemental Indenture, dated as of August 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2005 Series DT Variable Rate Senior Notes due 2029 (Exhibit No. 4.1 to Form 8-K dated August 17, 2005).

4-244	Supplemental Indenture, dated as of August 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2005 Series DT (Exhibit No. 4.2 to Form 8-K dated August 17, 2005).

4-245	Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the
Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2005 Series C, 5.19% Senior Notes due October 1, 2023 (Exhibit No. 4.1 to Form 8-K dated September 29, 2005).

4-246	Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2005 Series C

Exhibit
Number	Description
(Exhibit No. 4.2 to Form 8-K dated September 29, 2005).

10-46	Loan Agreement dated as of August 1, 2005 between The Detroit Edison Company and the Michigan Strategic Fund (Exhibit 10.1 to Form 8-K dated August 17, 2005).

10-47	First Amendment to Note Purchase Agreement, dated as of September 29, 2005. (Exhibit 10.1 to Form 8-K dated September 29, 2005).

10-48	Form of Detroit Edison Five-Year Credit Agreement, dated as of October 17, 2005, by and among Detroit Edison, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).

10-49	Form of Second Amended and Restated Five-Year Credit Agreement, dated as of October 17, 2005, by and among Detroit Edison, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated October 17, 2005).

Furnished:

32-19	Chief Executive Officer Section 906 Form 10-Q Certification

32-20	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
Date: November 8, 2005	/s/ DANIEL G. BRUDZYNSKI
Daniel G. Brudzynski
Chief Accounting Officer, Vice President and Controller

Exhibit Index

Ex. No.	Description
4-247	Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2005 Series E Senior Notes due 2037.

4-248	Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2005 Series E.

15-31	Awareness Letter of Deloitte & Touche LLP

31-19	Chief Executive Officer Section 302 Form 10-Q Certification

31-20	Chief Financial Officer Section 302 Form 10-Q Certification

32-19	Chief Executive Officer Section 906 Form 10-Q Certification

32-20	Chief Financial Officer Section 906 Form 10-Q Certification