Form 10-Q
period 2006-03-31
DETROIT EDISON CO
filed 2006-05-10
CIK 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006
Commission file number 1-2198
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2006

Definitions

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Company or Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and any subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and directly or indirectly the parent company of numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

ITC	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy)

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses. The power supply cost recovery mechanism was suspended under Michigan’s restructuring legislation (signed into law June 5, 2000), which lowered and froze electric customer rates, and was reinstated by the MPSC effective January 1, 2004.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded costs	Costs incurred by utilities in order to serve customers in a regulated environment that absent special regulatory approval would not otherwise be recoverable if customers switch to alternative energy suppliers.

Units of Measurement

gWh	Gigawatthour of electricity

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance;

•	nuclear regulations and operations associated with nuclear facilities;

•	implementation of the electric Customer Choice program;

•	impact of electric utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowing;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable;

•	litigation and related appeals; and

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison.
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
Factors impacting income: Net income increased $4 million for the 2006 first quarter. These results primarily reflect higher gross margins, partially offset by higher operation and maintenance expenses and increased depreciation and amortization expenses.

Increase (Decrease) in Income Statement Components
Compared to Prior Year	Three
(in Millions)	Months
Operating Revenues	$60
Fuel and Purchased Power	8

Gross Margin	52
Operation and Maintenance	23
Depreciation and Amortization	17
Taxes Other Than Income	—

Operating Income	12
Other (Income) and Deductions	6
Income Tax Provision	2

Net Income	$4

Gross margins increased $52 million in the 2006 first quarter due to lower electric Customer Choice penetration, increased rates due to the expiration of the residential rate cap on January 1, 2006 and improved economic performance, partially offset by the impacts of milder winter weather in the first quarter of 2006.

Increase (Decrease) in Gross Margin Components Compared
to Prior Year	Three
(in Millions)	Months
Weather related margin impacts	$(10)
Removal of residential rate caps effective January 1, 2006	22
Return of customers from electric Customer Choice	29
Service territory economic performance	14
Other, net	(3)

Increase in gross margin performance	$52

Power Generated and Purchased
(in Thousands of MWh)	2006		2005
Power Plant Generation
Fossil	9,308	71%	9,763	74%
Nuclear	2,197	17	2,053	15

	11,505	88	11,816	89
Purchased Power	1,513	12	1,477	11

System Output	13,018	100%	13,293	100%
Less Line Loss and Internal Use	(825)		(596)

Net System Output	12,193		12,697

Average Unit Cost ($/MWh)
Generation (1)	$14.66		$14.40

Purchased Power	$50.42		$49.30

Overall Average Unit Cost	$18.82		$18.28

(1)	Represents fuel costs associated with power plants.

	Three Months Ended
	March 31
	2006	2005
Electric Sales
(in Thousands of MWh)
Residential	3,836	4,051
Commercial	4,008	3,364
Industrial	3,154	2,897
Wholesale	675	563
Other	106	104

	11,779	10,979
Interconnection sales (1)	414	1,718

Total Electric Sales	12,193	12,697

Electric Deliveries
(in Thousands of MWh)
Retail and Wholesale	11,779	10,979
Electric Choice	1,139	1,722
Electric Choice – Self Generators (2)	224	192

Total Electric Sales and Deliveries	13,142	12,893

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $23 million in the first quarter of 2006 due primarily to higher storm related costs and implementation costs associated with our Performance Excellence Process.
Depreciation and amortization expense increased $17 million in the first quarter of 2006 due to increased amortization of regulatory assets, including greater amortization of securitization assets resulting from higher sales volumes.
Other income and deductions increased $6 million primarily due to favorable adjustments in 2005 for settlements related to tax audits.
Outlook – We continue to improve the operating performance of Detroit Edison. During the past year, we have resolved many of our regulatory issues and continue to pursue additional regulatory solutions for structural problems within our competitive environment, mainly electric Customer Choice and the need to adjust rates for each customer class to reflect the full cost of service. In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. In April 2006, an MPSC Administrative Law Judge issued a Proposal for Decision indicating that Detroit Edison’s position in the 2004 PSCR Reconciliation and the 2004 Net Stranded Cost Case proceeding is overstated. If this proposal is adopted by the MPSC, net income would be reduced by approximately $17 million. See Note 3.
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
We expect cash flows and operating performance will continue to be at risk due to the electric Customer Choice program until the issues associated with this program are adequately addressed. We will accrue as regulatory assets any future unrecovered generation-related fixed costs (stranded costs) due to electric Customer Choice that we believe are recoverable under Michigan legislation and MPSC orders. We cannot predict the outcome of these matters. See Note 3.

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Detroit Edison Company
Consolidated Statement of Operations (unaudited)

	Three Months Ended
	March 31
(in Millions)	2006	2005
Operating Revenues	$1,050	$990

Operating Expenses
Fuel and purchased power	309	301
Operation and maintenance	344	321
Depreciation and amortization	167	150
Taxes other than income	69	69

	889	841

Operating Income	161	149

Other (Income) and Deductions
Interest expense	72	64
Interest income	—	(1)
Other income	(7)	(6)
Other expenses	10	12

	75	69

Income Before Income Taxes	86	80

Income Tax Provision	27	25

Net Income	$59	$55

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	(Unaudited)
	March 31	December 31
(in Millions)	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$20	$26
Restricted cash	30	84
Accounts receivable
Customer (less allowance for doubtful accounts of $55 and $54, respectively)	380	305
Accrued unbilled revenues	183	223
Accrued power supply cost recovery revenue	169	144
Other	110	112
Inventories
Fuel	119	123
Materials and supplies	114	116
Other	101	43

	1,226	1,176

Investments
Nuclear decommissioning trust funds	678	646
Other	65	65

	743	711

Property
Property, plant and equipment	13,500	13,416
Less accumulated depreciation	(5,566)	(5,595)

	7,934	7,821

Other Assets
Regulatory assets	1,970	2,006
Securitized regulatory assets	1,314	1,340
Other	116	115

	3,400	3,461

Total Assets	$13,303	$13,169

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	(Unaudited)
	March 31	December 31
(in Millions, Except Shares)	2006	2005
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$412	$392
Accrued interest	59	79
Dividends payable	76	76
Accrued payroll	26	12
Accrued vacations	81	80
Short-term borrowings	356	163
Accrued power supply cost recovery refund	132	129
Current portion of long-term debt, including capital leases	136	135
Other	209	196

	1,487	1,262

Other Liabilities
Deferred income taxes	1,942	1,961
Regulatory liabilities	232	224
Asset retirement obligations (Note 1)	969	953
Unamortized investment tax credit	112	115
Nuclear decommissioning	90	85
Accrued pension liability	280	261
Other	761	787

	4,386	4,386

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,206	3,221
Securitization bonds	1,238	1,295
Capital lease obligations	56	57

	4,500	4,573

Contingencies (Notes 3 and 4)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, 138,632,324 shares issued and outstanding	1,386	1,386
Premium on common stock	1,104	1,104
Common stock expense	(44)	(44)
Retained earnings	482	500
Accumulated other comprehensive income	2	2

	2,930	2,948

Total Liabilities and Shareholder’s Equity	$13,303	$13,169

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2006	2005
Operating Activities
Net Income	$59	$55
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	167	150
Deferred income taxes	27	9
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(113)	(37)

Net cash from operating activities	140	177

Investing Activities
Plant and equipment expenditures	(245)	(151)
Proceeds from sale of other assets, net	18	—
Restricted cash for debt redemptions	54	53
Notes receivable from affiliate	—	85
Proceeds from sale of nuclear decommissioning trust fund assets	37	63
Investment in nuclear decommissioning trust funds	(47)	(73)
Other investments	(8)	(16)

Net cash used for investing activities	(191)	(39)

Financing Activities
Issuance of long-term debt	—	395
Redemption of long-term debt	(69)	(626)
Short-term borrowings, net	193	184
Dividends on common stock	(76)	(76)
Other	(3)	(1)

Net cash used for financing activities	45	(124)

Net Increase (Decrease) in Cash and Cash Equivalents	(6)	14
Cash and Cash Equivalents at Beginning of the Period	26	6

Cash and Cash Equivalents at End of the Period	$20	$20

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity
and Comprehensive Income (unaudited)

			Premium			Accumulated
			on	Common		Other
(Dollars in Millions,	Common Stock		Common	Stock	Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Stock	Expense	Earnings	Income	Total

Balance, December 31, 2005	138,632	$1,386	$1,104	$(44)	$500	$2	$2,948

Net income	—	—	—	—	59	—	59
Dividends declared on common stock	—	—	—	—	(77)	—	(77)

Balance, March 31, 2006	138,632	$1,386	$1,104	$(44)	$482	$2	$2,930

     The following table displays other comprehensive income for the three-month periods ended March 31:

	2006	2005
(in Millions)
Net income	$59	$55

Comprehensive income	$59	$55

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (unaudited)
NOTE 1 — GENERAL
These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in our 2005 Annual Report on Form 10-K.
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
Consolidated Statement of Cash Flows
A detailed analysis of the changes in assets and liabilities that are reported in the consolidated statement of cash flows follows:

	Three Months Ended
	March 31
(in Millions)	2006	2005
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(71)	$(23)
Accrued unbilled receivables	40	50
Inventories	5	(3)
Accrued pensions	26	27
Accounts payable	20	(35)
Accrued power supply cost recovery refund	(22)	(8)
Income taxes payable	(1)	10
General taxes	8	7
Postretirement obligation	(21)	15
Other assets	(57)	(54)
Other liabilities	(40)	(23)

	$(113)	$(37)

Supplementary cash and non-cash information follows:

	Three Months Ended
	March 31
(in Millions)	2006	2005
Cash Paid for:
Interest (excluding interest capitalized)	$92	$87
Income taxes	$—	$—

Asset Retirement Obligations
We have recorded asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. We identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and Fermi 2 nuclear plants. We identified conditional retirement obligations for disposal of asbestos at certain of our power plants. To a lesser extent, we have conditional retirement obligations at certain service centers, and PCB disposal costs within transformers and circuit breakers.
As to regulated operations, we believe that adoptions of SFAS No. 143 and FIN 47 result primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates. We will be deferring such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
A reconciliation of the asset retirement obligation for the 2006 three-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2006	$953
Accretion	16

Asset retirement obligations at March 31, 2006	$969

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
Retirement Benefits and Trusteed Assets
The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2006	2005	2006	2005
Service Cost	$13	$14	$12	$11
Interest Cost	34	33	22	20
Expected Return on Plan Assets	(34)	(34)	(12)	(15)
Amortization of
Net loss	12	13	13	11
Prior service cost	2	2	1	1
Net transition liability	—	—	1	2

Net Periodic Benefit Cost	$27	$28	$37	$30

During the first quarter of 2006, we made a cash contribution of $40 million to our postretirement health care and life insurance plans.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
Stock-Based Compensation
Effective January 1, 2006, our parent company DTE Energy adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments.
Our allocation for the first quarter of 2006 for stock-based compensation expense was $4 million. The cumulative effect of the adoption of SFAS 123(R) was a decrease in operation and maintenance expense of $1 million. The cumulative effect adjustment was due to the estimation and subsequent allocation of forfeitures for previously granted stock awards and performance shares. We have not restated any prior periods as a result of the adoption of SFAS 123(R).
NOTE 3 — REGULATORY MATTERS
Electric Rate Restructuring Proposal
In February 2005, Detroit Edison filed a rate restructuring proposal with the MPSC to restructure its electric rates and begin phasing out subsidies within the current pricing structure. In December 2005, the MPSC issued an order that did not provide for the comprehensive realignment of the existing rate structure that Detroit Edison requested in its rate restructuring proposal. The MPSC order did take some initial steps to improve the current competitive imbalance in Michigan’s electric Customer Choice program. The December 2005 order establishes cost-based power supply rates for Detroit Edison’s full service customers. Electric Customer Choice participants will pay cost-based distribution rates, while Detroit Edison’s full service commercial and industrial customers will pay cost-based distribution rates that reflect the cost of the residential rate subsidy. Residential customers continue to pay a subsidized below cost rate for distribution service. These revenue neutral revised rates were effective February 1, 2006. Detroit Edison was also ordered to file a general rate case by July 1, 2007, based on 2006 actual results.
Other Postretirement Benefits Costs Tracker
In February 2005, Detroit Edison filed an application, pursuant to the MPSC’s November 2004 final rate order, requesting MPSC approval of a proposed tracking mechanism for retiree health care costs. This mechanism would recognize differences between cost levels collected in rates and the actual costs under current accounting rules as regulatory assets or regulatory liabilities with an annual reconciliation proceeding before the MPSC. In February 2006, the MPSC denied Detroit Edison’s request and ordered that this issue be addressed in the next general rate case.
2004 PSCR Reconciliation and 2004 Net Stranded Cost Case
In accordance with the MPSC’s direction in Detroit Edison’s November 2004 rate order, in March 2005, Detroit Edison filed a joint application and testimony in its 2004 PSCR Reconciliation Case and its 2004 Net Stranded Cost Recovery Case. The combined proceeding will provide a comprehensive true-up of the 2004 PSCR and production fixed cost stranded cost calculations, including treatment of Detroit Edison’s third party wholesale sales revenues. Under the prior authorized methodology from the last rate order, Detroit Edison incurred approximately $112 million in stranded costs for 2004. Detroit Edison also made approximately $218 million in third party wholesale sales.
In the filing, Detroit Edison proposed the following distribution of the $218 million of third party wholesale sale revenues: $91 million to offset associated PSCR fuel expense and $74 million to offset 2004 production operation and maintenance expense. The remaining $53 million would be allocated between bundled customers and electric Customer Choice customers. This allocation would result in a refund of approximately $8 million to bundled customers and a net stranded cost amount to be collected from electric Customer Choice customers of approximately $99 million.
Included with the application was the filing of a motion for a temporary interim order requesting the continuation of the existing electric Customer Choice transition charges until a final order is issued. The MPSC denied this motion in August 2005. In April 2006, an MPSC Administrative Law Judge issued a Proposal for Decision indicating that Detroit Edison’s position in the combined cases is overstated. If this proposal is adopted by the MPSC, net income would be reduced by approximately $17 million. A final order is expected mid-year 2006.
MPSC Show-Cause Order
In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. The MPSC cited certain changes that have occurred since the November 2004 order in Detroit Edison’s last general rate case or are expected to occur. These changes include: declines in electric Customer Choice program participation, expiration of the residential rate caps, and projected reductions in Detroit Edison operating costs. The show-cause filing is to reflect sales, costs and financial conditions that are expected to occur by 2007. A final order is expected by the end of 2006.
Power Supply Recovery Proceedings
2005 Plan Year — In September 2004, Detroit Edison filed its 2005 PSCR plan case seeking approval of a levelized PSCR factor of 1.82 mills per kWh above the amount included in base rates. In December 2004, Detroit Edison filed revisions to its 2005 PSCR plan case in accordance with the November 2004 MPSC rate order. The revised filing seeks approval of a levelized PSCR factor of up to 0.48 mills per kWh above the new base rates established in the final electric rate order. Included in the factor are power supply costs, transmission expenses and nitrogen oxide emission allowance costs. Detroit Edison self-implemented a factor of negative 2.00 mills per kWh on January 1, 2005. Effective June 1, 2005, Detroit Edison began billing the maximum allowable factor of 0.48 mills per kWh due to increased power supply costs. In September 2005, the MPSC approved Detroit Edison’s 2005 PSCR plan case. At December 31, 2005, Detroit Edison has recorded an under-recovery of approximately $144 million related to the 2005 plan year. In March 2006, Detroit Edison filed its 2005 PSCR reconciliation. The filing seeks approval for recovery of approximately $144 million from its commercial and industrial customers. The filing included a motion for entry of an order to implement immediately a reconciliation surcharge of 4.96 mills per kWh on the bills of its commercial and industrial customers. The under-collected PSCR expense allocated to residential customers could not be recovered due to the PA 141 rate cap for residential customers, which expired January 1, 2006. In addition to the 2005 PSCR Plan Year Reconciliation, the filing included a reconciliation for the Pension Equalization Mechanism (PEM) for the periods from November 24, 2004 through December 31, 2004 and from January 1, 2005 through December 31, 2005. The PEM reconciliation seeks to allocate and refund approximately $12 million to customers based upon their contributions to pension expense during the subject periods.
2006 Plan Year — In September 2005, Detroit Edison filed its 2006 PSCR plan case seeking approval of a levelized PSCR factor of 4.99 mills per kWh above the amount included in base rates for residential customers and 8.29 per kWh above the amount included in base rates for commercial and industrial customers. Included in the factor for all customers are power supply costs, transmission expenses, MISO market participation costs, and nitrogen oxide emission allowance costs. The Company’s PSCR Plan includes a matrix which provides for different maximum PSCR factors contingent on varying electric Customer Choice sales levels. The plan also includes $97 million for recovery of its projected 2005 PSCR under-collection associated with commercial and industrial customers. Additionally, the PSCR plan requests MPSC approval of expense associated with sulfur dioxide emission allowances, mercury emission allowances, and a fuel additive. In conjunction with DTE Energy’s sale of the transmission assets of ITC in February 2003, the FERC froze ITC’s transmission rates through December 2004. In approving the sale, FERC authorized ITC recovery of the difference between the revenue it would have collected and the actual revenue ITC did collect during the rate freeze period. At December 31, 2005 this amount is estimated to be $66 million which is to be included in ITC’s rates over a five-year period beginning June 1, 2006. It is expected that this amortization will increase Detroit Edison’s transmission expense in 2006 by $7 million. The MPSC authorized Detroit Edison in 2004 to recover transmission expenses through the PSCR mechanism.
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

NOTE 4 — COMMITMENTS AND CONTINGENCIES
Environmental
Air - Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. In March 2005, EPA issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $644 million through 2005. We estimate Detroit Edison future capital expenditures at up to $218 million in 2006 and up to $2.2 billion of additional capital expenditures through 2018 to satisfy both the existing and proposed new control requirements. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure could be deferred in ratemaking, until December 31, 2005, the expiration of the rate cap period.
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
On December 8, 2005, executed Stipulations for Consent Judgment, Consent Judgments, and Schedules to Consent Judgment were filed with the MTT on behalf of Detroit Edison and a significant number of the largest jurisdictions, in terms of tax dollars, involved in the litigation. The filing of these documents fulfilled the requirements of the global settlement agreement and resolves a number of claims by the litigants against each other including both property and non-property issues. The global settlement agreement resulted in an economic benefit to Detroit Edison in 2005 that included the release of a litigation reserve.
Income Taxes
The Internal Revenue Service is currently conducting audits of Detroit Edison as a component of the DTE Energy federal income tax returns for the years 2002 and 2003. The Company accrues tax and interest related to tax uncertainties that arise due to actual or potential disagreements with governmental agencies about the tax treatment of specific items. At March 31, 2006, the Company had accrued approximately $5 million for such uncertainties. We believe that our accrued tax liabilities are adequate for all years.
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
In June 2005, Detroit Edison was named as one of approximately 21 defendant utility companies in a class action lawsuit filed in the Superior Court of Justice in Ontario, Canada. The plaintiffs, a class comprised of current and prior residents living in Ontario (and their respective family members and/or heirs), claim that the defendants emitted and continue to emit pollutants that have harmed the plaintiffs. As a result, the plaintiffs were seeking damages (in Canadian dollars) of approximately $49 billion for alleged negligence, approximately $4 billion per year until the defendants cease emitting pollutants, punitive and exemplary damages of $1 billion, and such other relief as the court deemed appropriate. Detroit Edison was never served with the complaint as required by Canadian rules of civil procedure. As a result, this action has lapsed procedurally.
See Note 3 for a discussion of contingencies related to Regulatory Matters and Note 4 for a discussion of specific non-regulatory matters.
Exhibits

Exhibit
Number	Description

Filed:

12-24	Computation of Ratio of Earnings to Fixed Charges
31-23	Chief Executive Officer Section 302 Form 10-Q Certification
31-24	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-23	Chief Executive Officer Section 906 Form 10-Q Certification
32-24	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

Date: May 10, 2006	/s/ PETER B. OLEKSIAK

Peter B. Oleksiak
Controller and Chief Accounting Officer,

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

12-24	Computation of Ratio of Earnings to Fixed Charges

31-23	Chief Executive Officer Section 302 Form 10-Q Certification

31-24	Chief Financial Officer Section 302 Form 10-Q Certification

32-23	Chief Executive Officer Section 906 Form 10-Q Certification

32-24	Chief Financial Officer Section 906 Form 10-Q Certification