Form 10-Q
period 2006-06-30
DETROIT EDISON CO
filed 2006-08-09
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2006
Commission file number 1-2198
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
Yes ☐ No ☑

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2006

		Page

Definitions		1

Forward-Looking Statements		2

Part I — Financial Information

Item 1.	Financial Statements

	Consolidated Statement of Operations	7

	Consolidated Statement of Financial Position	8

	Consolidated Statement of Cash Flows	10

	Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income	11

	Notes to Consolidated Financial Statements	12

Item 2.	Management’s Narrative Analysis of Results of Operations	3

Item 4.	Controls and Procedures	6

Part II — Other Information

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	21

Signature		22
Twentieth Supplemental Indenture, dated May 15, 2006
Indenture, Dated May 15, 2006
Computation of Ratios of Earnings to Fixed Charges
Chief Executive Officer Section 302
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

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted. There are many factors that may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance;

•	nuclear regulations and operations associated with nuclear facilities;

•	implementation of the electric Customer Choice program;

•	impact of electric utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts that can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable;

•	litigation and related appeals; and

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison.
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
Factors impacting income: Net income increased $14 million during the 2006 second quarter and $18 million in the 2006 six-month period. These results primarily reflect higher gross margins, partially offset by higher operation and maintenance expenses, including implementation costs associated with our Performance Excellence Process, and increased depreciation and amortization expenses

Increase (Decrease) in Income Statement Components	Three	Six
Compared to Prior Year	Months	Months

(in Millions)
Operating Revenues	$140	$200
Fuel and Purchased Power	66	74

Gross Margin	74	126
Operation and Maintenance	39	62
Depreciation and Amortization	8	25
Taxes Other Than Income	2	2

Operating Income	25	37
Other (Income) and Deductions	4	10
Income Tax Provision	7	9

Net Income	$14	$18

Gross margins increased $74 million during the 2006 second quarter and $126 million in the 2006 six-month period. The quarterly and year to date improvements were primarily due to lower electric Customer Choice penetration and increased rates due to the expiration of the residential rate cap on January 1, 2006, partially offset by milder weather in 2006.

Increase (Decrease) in Gross Margin Components	Three	Six
Compared to Prior Year	Months	Months
(in Millions)
Weather related margin impacts	$(21)	$(31)
Removal of residential rate caps effective January 1, 2006	32	54
Return of customers from electric Customer Choice	37	66
Service territory economic performance	5	19
Other, net	21	18

Increase in gross margin performance	$74	$126

	Three Months Ended		Six Months Ended
	June 30		June 30
Power Generated and Purchased	2006	2005	2006	2005
(in Thousands of MWh)
Power Plant Generation
Fossil	9,206	9,546	18,515	19,310
Nuclear	922	2,272	3,118	4,325

	10,128	11,818	21,633	23,635
Purchased Power	3,318	1,331	4,832	2,809

System Output	13,446	13,149	26,465	26,444
Less Line Loss and Internal Use	(856)	(752)	(1,681)	(1,349)

Net System Output	12,590	12,397	24,784	25,095

Average Unit Cost ($/MWh)
Generation (1)	$16.41	$14.66	$15.48	$14.53

Purchased Power	$54.03	$85.66	$52.89	$66.51

Overall Average Unit Cost	$25.69	$21.85	$22.31	$20.05

(1)	Represents fuel costs associated with power plants.

	Three Months Ended		Six Months Ended
(in Thousands of MWh)	June 30		June 30
	2006	2005	2006	2005
Electric Sales
Residential	3,514	3,766	7,350	7,817
Commercial	4,506	3,820	8,513	7,184
Industrial	3,209	3,024	6,363	5,920
Wholesale	702	557	1,377	1,120
Other	89	88	197	193

	12,020	11,255	23,800	22,234
Interconnections sales (1)	570	1,142	984	2,861

Total Electric Sales	12,590	12,397	24,784	25,095

Electric Deliveries
Retail and Wholesale	12,020	11,255	23,800	22,234
Electric Choice	984	1,996	2,347	3,910
Electric Choice — Self Generators (2)	127	174	478	366

Total Electric Sales and Deliveries	13,131	13,425	26,625	26,510

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $39 million in the second quarter of 2006 and $62 million in the 2006 six-month period due primarily to higher plant outage expense and implementation costs associated with the Performance Excellence Process.
Depreciation and amortization expense increased $8 million in the second quarter of 2006 and $25 million in the 2006 six-month period due to increased amortization of regulatory assets.
Other income and deductions expense increased $4 million in the 2006 second quarter and $10 million in the 2006 six-month period, primarily due to higher interest expense.

Outlook — We continue to improve the operating performance of Detroit Edison. During the past year, we have resolved many of our regulatory issues and continue to pursue additional regulatory solutions for structural problems within our competitive environment, mainly electric Customer Choice and the need to adjust rates for each customer class to reflect the full cost of service. In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. We filed our response on June 1, 2006. We are unable to predict the outcome of this proceeding or its effect. In April 2006, an MPSC Administrative Law Judge issued a Proposal for Decision (PFD) indicating that Detroit Edison’s position in the 2004 PSCR Reconciliation and the 2004 Net Stranded Cost Case proceeding is overstated. The considerations in the case include recovery of stranded cost, associated production operation and maintenance expenses and interest on the 2004 PSCR balance. Based on the recommendations outlined in the PFD, the potential outcome in the case is a reduction of net income in the range of $15 million to $50 million.
Concurrently, we will move forward in our efforts to improve performance. Looking forward, additional issues, such as rising prices for coal, uranium and health care and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will utilize the DTE Operating System and the Performance Excellence Process to seek opportunities to improve productivity, remove waste, decrease our costs, while improving customer satisfaction. We anticipate accruing additional implementation charges in 2006 and 2007. Detroit Edison seeks MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related costs to achieve.
Long term, we will be required to invest an estimated $2.4 billion on emission controls through 2018. Should we be able to recover these costs in future rate cases, we may experience a growth in earnings. Additionally, our service territory may require additional generation capacity. A new base-load generating plant has not been built within the State of Michigan in the last 20 years. Should our regulatory environment be conducive to such a significant capital expenditure, we may build or expand a new base- load coal or nuclear facility, with an estimated cost of $1 billion to $2 billion for a new coal plant.
The following variables, either in combination or acting alone, could impact our future results:
•	amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation;

•	our ability to reduce costs and maximize plant performance;

•	variations in market prices of power, coal and gas;

•	economic conditions within the State of Michigan;

•	weather, including the severity and frequency of storms; and

•	levels of customer participation in the electric Customer Choice program.
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

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Detroit Edison Company
Consolidated Statement of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2006	2005	2006	2005

Operating Revenues	$1,175	$1,035	$2,225	$2,025

Operating Expenses
Fuel and purchased power	409	343	718	644
Operation and maintenance	369	330	713	651
Depreciation and amortization	168	160	335	310
Taxes other than income	65	63	134	132

	1,011	896	1,900	1,737

Operating Income	164	139	325	288

Other (Income) and Deductions
Interest expense	76	69	148	133
Interest income	(1)	—	(1)	(1)
Other income	(6)	(7)	(13)	(13)
Other expenses	10	13	20	25

	79	75	154	144

Income Before Income Taxes	85	64	171	144

Income Tax Provision	28	21	55	46

Net Income	$57	$43	$116	$98

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	(Unaudited)
	June 30	December 31
	2006	2005
(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$27	$26
Restricted cash	82	84
Accounts receivable
Customer (less allowance for doubtful accounts of $61 and $54, respectively)	596	528
Other	132	112
Accrued power supply cost recovery revenue	214	144
Inventories
Fuel	145	123
Materials and supplies	119	116
Other	68	43

	1,383	1,176

Investments
Nuclear decommissioning trust funds	679	646
Other	67	65

	746	711

Property
Property, plant and equipment	13,533	13,416
Less accumulated depreciation	(5,451)	(5,595)

	8,082	7,821

Other Assets
Regulatory assets	1,963	2,006
Securitized regulatory assets	1,289	1,340
Other	116	115

	3,368	3,461

Total Assets	$13,579	$13,169

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position

	(Unaudited)
	June 30	December 31
	2006	2005
(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$419	$392
Accrued interest	80	79
Dividends payable	76	76
Accrued vacations	82	80
Short-term borrowings	176	163
Accrued power supply cost recovery	135	129
Current portion of long-term debt, including capital leases	137	135
Other	225	208

	1,330	1,262

Other Liabilities
Deferred income taxes	1,921	1,961
Regulatory liabilities	241	224
Asset retirement obligations (Note 1)	985	953
Unamortized investment tax credit	110	115
Nuclear decommissioning	90	85
Accrued pension liability	315	261
Other	782	787

	4,444	4,386

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,452	3,221
Securitization bonds	1,238	1,295
Capital lease obligations	53	57

	4,743	4,573

Contingencies (Notes 3 and 5)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, 138,632,324 shares issued and outstanding	1,386	1,386
Additional paid in capital	1,254	1,104
Common stock expense	(44)	(44)
Retained earnings	464	500
Accumulated other comprehensive income	2	2

	3,062	2,948

Total Liabilities and Shareholder’s Equity	$13,579	$13,169

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30
	2006	2005
(in Millions)
Operating Activities
Net Income	$116	$98
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	335	310
Deferred income taxes	5	(10)
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(111)	59

Net cash from operating activities	345	457

Investing Activities
Plant and equipment expenditures	(512)	(321)
Proceeds from sale of other assets, net	18	—
Restricted cash for debt redemptions	2	6
Notes receivable from affiliate	—	85
Proceeds from sale of nuclear decommissioning trust funds	99	112
Investment in nuclear decommissioning trust funds	(118)	(130)
Other investments	(15)	(29)

Net cash used for investing activities	(526)	(277)

Financing Activities
Issuance of long-term debt	247	395
Redemption of long-term debt	(71)	(628)
Short-term borrowings, net	13	219
Capital contribution by parent company	150	—
Dividends on common stock	(152)	(152)
Other	(5)	(3)

Net cash from (used for) financing activities	182	(169)

Net Increase in Cash and Cash Equivalents	1	11
Cash and Cash Equivalents at Beginning of the Period	26	6

Cash and Cash Equivalents at End of the Period	$27	$17

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity
and Comprehensive Income (unaudited)

						Accumulated
(Dollars in Millions,			Additional	Common		Other
Shares in Thousands)	Common Stock		Paid in	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Expense	Earnings	Income	Total

Balance, December 31, 2005	138,632	$1,386	$1,104	$(44)	$500	$2	$2,948

Net income	—	—	—	—	116	—	116
Capital contribution by parent company		—	150	—	—	—	150
Dividends declared on common stock	—	—	—	—	(152)	—	(152)

Balance, June 30, 2006	138,632	$1,386	$1,254	$(44)	$464	$2	$3,062

The following table displays other comprehensive income for the six-month periods ended June 30:

	2006	2005
(in Millions)
Net income	$116	$98

Comprehensive income	$116	$98

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
Consolidated Statement of Cash Flows
A detailed analysis of the changes in assets and liabilities that are reported in the consolidated statement of cash flows follows:

	Six Months Ended
	June 30
	2006	2005
(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$(118)	$(47)
Inventories	(25)	(8)
Accrued pensions	66	54
Accounts payable	39	18
Accrued power supply cost recovery refund	(63)	(29)
Income taxes payable	49	50
General taxes	2	3
Postretirement obligation	—	28
Other assets	(22)	(29)
Other liabilities	(39)	19

	$(111)	$59

Supplementary cash and non-cash information follows:

	Six Months Ended
	June 30
(in Millions)	2006	2005

Cash Paid for:
Interest (excluding interest capitalized)	$147	$131
Income taxes	$1	$—

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
A reconciliation of the asset retirement obligation for the 2006 six-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2006	$953
Accretion	32

Asset retirement obligations at June 30, 2006	$985

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
Retirement Benefits and Trusteed Assets
The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended June 30	2006	2005	2006	2005

Service Cost	$13	$13	$12	$11
Interest Cost	34	33	22	20
Expected Return on Plan Assets	(34)	(33)	(13)	(14)
Amortization of
Net loss	11	12	13	11
Prior service cost	2	3	1	1
Net transition liability	—	—	2	1
Special Termination Benefits	14	—	1	—

Net Periodic Benefit Cost	$40	$28	$38	$30

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Six Months Ended June 30	2006	2005	2006	2005

Service Cost	$26	$27	$24	$22
Interest Cost	68	66	44	40
Expected Return on Plan Assets	(68)	(67)	(25)	(29)
Amortization of
Net loss	23	25	26	22
Prior service cost	4	5	2	2
Net transition liability	—	—	3	3
Special Termination Benefits	14	—	1	—

Net Periodic Benefit Cost	$67	$56	$75	$60

During the second quarter of 2006, we recorded a $14 million pension cost and a $1 million postretirement benefit cost associated with the initial stage of our Performance Excellence Process program. In 2006, we made cash contributions of $40 million to our postretirement benefit plans.
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
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
Stock-Based Compensation
Effective January 1, 2006, our parent company, DTE Energy, adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments.
Our allocation for the first six months of 2006 for stock-based compensation expense was approximately $8 million. The cumulative effect of the adoption of SFAS 123(R) was a decrease in operation and maintenance expense of $1 million in the first quarter of 2006. The cumulative effect adjustment was due to the estimation and subsequent allocation of forfeitures for previously granted stock awards and performance shares. We have not restated any prior periods as a result of the adoption of SFAS 123(R).
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 — Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Additionally, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 on January 1, 2007. We are currently assessing the effects of this interpretation, and have not yet determined the impact on the consolidated financial statements.
NOTE 3 — REGULATORY MATTERS
Electric Rate Restructuring Proposal
In February 2005, Detroit Edison filed a rate restructuring proposal with the MPSC to restructure its electric rates and begin phasing out subsidies within the current pricing structure. In December 2005, the MPSC issued an order that did not provide for the comprehensive realignment of the existing rate structure that Detroit Edison requested in its rate restructuring proposal. The MPSC order did take some initial steps to improve the current competitive imbalance in Michigan’s electric Customer Choice program. The December 2005 order established cost-based power supply rates for Detroit Edison’s full service customers. Electric Customer Choice participants will pay cost-based distribution rates, while Detroit Edison’s full service commercial and industrial customers will pay cost-based distribution rates that reflect the cost of the residential rate subsidy. Residential customers continue to pay a subsidized below-cost rate for distribution service. These revenue neutral revised rates were effective February 1, 2006. Detroit Edison was also ordered to file a general rate case by July 1, 2007, based on 2006 actual results.
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
Included with the application was the filing of a motion for a temporary interim order requesting the continuation of the existing electric Customer Choice transition charges until a final order is issued. The MPSC denied this motion in August 2005. In April 2006, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) indicating that Detroit Edison’s position in the combined cases is overstated. The potential outcome in the case is a reduction of net income in the range of $15 million to $50 million. A final order is expected in the latter half of 2006.
MPSC Show-Cause Order
In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. The MPSC cited certain changes that have occurred since the November 2004 order in Detroit Edison’s last general rate case, or are expected to occur. These changes include: declines in electric Customer Choice program participation, expiration of the residential rate caps, and projected reductions in Detroit Edison operating costs. The show cause filing is to reflect sales, costs and financial conditions that are expected to occur by 2007. On June 1, 2006, Detroit Edison filed its response explaining why its electric rates should not be reduced in 2007. Detroit Edison indicated that it will have a revenue deficiency of approximately $45 million beginning in 2007 due to significant capital investments over the next several years for infrastructure improvements to enhance electric service reliability and for mandated environmental expenditures. The impacts of these investments will be partially offset by efficiency and cost-savings measures that have been initiated. Therefore, Detroit Edison requested that the show cause proceeding allow for rate increase adjustments based on the combined effects of investment expenditures and cost-savings programs. The MPSC denied this request and indicated that a full review of rates will be made in Detroit Edison’s next general rate case, which is due to be filed by July 1, 2007. A final order in the show cause proceeding is expected by the end of 2006.
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
2006 Plan Year — In September 2005, Detroit Edison filed its 2006 PSCR plan case seeking approval of a levelized PSCR factor of 4.99 mills per kWh above the amount included in base rates for residential customers and 8.29 per kWh above the amount included in base rates for commercial and industrial customers. Included in the factor for all customers are power supply costs, transmission expenses, MISO market participation costs, and nitrogen oxide emission allowance costs. The Company’s PSCR Plan includes a matrix which provides for different maximum PSCR factors contingent on varying electric Customer Choice sales levels. The plan also includes $97 million for recovery of its projected 2005 PSCR under-collection associated with commercial and industrial customers. Additionally, the PSCR plan requests MPSC approval of expense associated with sulfur dioxide emission allowances, mercury emission allowances, and a fuel additive. In conjunction with DTE Energy’s sale of the transmission assets of ITC in February 2003, the FERC froze ITC’s transmission rates through December 2004. In approving the sale, FERC authorized ITC recovery of the difference between the revenue it would have collected and the actual revenue ITC did collect during the rate freeze period. At December 31, 2005, this amount is estimated to be $66 million which is to be included in ITC’s rates over a five-year period beginning June 1, 2006. It is expected that this amortization will increase Detroit Edison’s transmission expense in 2006 by $7 million. The MPSC authorized Detroit Edison in 2004 to recover transmission expenses through the PSCR mechanism.

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
Electric Shut-Off and Restoration
In June 2006, the MPSC approved a settlement agreement with Detroit Edison regarding issues related to service restoration. The MPSC had determined that restoration of certain electric service shut-offs effected between October 28, 2005 and March 14, 2006 did not conform to MPSC rules. The settlement agreement directs Detroit Edison to bring its service restoration process into compliance with MPSC rules and submit monthly reports identifying progress toward compliance. Detroit Edison also agreed to pay a fine of $105,000 and file a plan with the MPSC by September 1, 2006 detailing assistance customers can receive to avoid service shut-offs.
Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, Detroit Edison filed an application with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. Detroit Edison seeks MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related costs to achieve. Detroit Edison anticipates that the Performance Excellence Process will be carried out over a two to three year period beginning in 2006. Detroit Edison’s implementation costs are estimated to total between $160 million and $190 million.
Revenue Sufficiency Guarantee
Since the April 2005 implementation of Midwest Independent Transmission System Operator Inc. (MISO) market operations, MISO’s business practice manuals and other instructions to market participants have stated that Revenue Sufficiency Guarantee (RSG) charges will not be imposed on day-ahead virtual offers to supply power not supported by actual generation. RSG charges are collected by MISO from Load Serving Entities in order to compensate generators that are standing by to supply electricity when called upon by MISO. In an April 2006 order, FERC interpreted MISO’s tariff to require that virtual supply offers should also be subject to RSG charges. Thus FERC found MISO’s RSG calculation methodology to be in violation of its tariff and ordered charges to those entities submitting virtual supply offers and ordered refunds to qualifying Load Serving Entities in an amount equal to those charges. The recalculation of RSG charges and refunds is to be retroactive to April 1, 2005. MISO may also retroactively impose RSG charges on market participants who submitted virtual supply offers during the recalculation period. Detroit Edison is among the MISO Load Serving Entities that paid RSG charges. Detroit Edison could receive a refund as a result of the order. Numerous requests for rehearing have been filed and the matter remains pending before FERC. The Company is unable to predict the outcome of this proceeding.

Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 4 — LONG-TERM DEBT
Debt Issuances
In 2006, we issued the following long-term debt:

					(in Millions)
	Month
Company	Issued	Type	Interest Rate	Maturity	Amount

Detroit Edison	May	Senior Notes (1)	6.625%	June 2036	$250

(1)	The proceeds from the issuance were used to repay short-term borrowings of Detroit Edison and for general corporate purposes
NOTE 5 — COMMITMENTS AND CONTINGENCIES
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
Personal Property Taxes
Detroit Edison and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State

Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued a decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. In January 2004, the Michigan Court of Appeals upheld the validity of the new tables. With no further appeal by the petitioners available, the MTT began to schedule utility personal property valuation cases for Prehearing General Calls. After a period of abeyance, the MTT issued a scheduling order in a significant number of Detroit Edison appeals that set litigation calendars for these cases extending into mid-2006. After an extended period of settlement discussions, a Memorandum of Understanding has been reached with six principals in the litigation and the Michigan Department of Treasury that is expected to lead to settlement of all outstanding property tax disputes on a global basis.
On December 8, 2005, executed Stipulations for Consent Judgment, Consent Judgments, and Schedules to Consent Judgment were filed with the MTT on behalf of Detroit Edison and a significant number of the largest jurisdictions, in terms of tax dollars, involved in the litigation. The filing of these documents fulfilled the requirements of the global settlement agreement and resolves a number of claims by the litigants against each other including both property and non-property issues. The global settlement agreement resulted in a pre-tax economic benefit to Detroit Edison in 2005 that included the release of a litigation reserve.
Income Taxes
The Internal Revenue Service is currently conducting audits of our federal income tax returns for the years 2002 and 2003. We have accrued tax and interest related to tax uncertainties that arise due to actual or potential disagreements with governmental agencies about the tax treatment of specific items. At June 30, 2006, we have accrued approximately $5 million for such uncertainties. We believe that our accrued tax liabilities are adequate for all years.
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
See Note 3 for a discussion of contingencies related to Regulatory Matters and Note 5 for a discussion of specific non-regulatory matters.
Exhibits

Exhibit
Number	Description

Filed:
4-249	Twentieth Supplemental Indenture, dated as of May 15, 2006 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2006 Series A Senior Notes due 2036.

4-250	Supplemental Indenture, dated as of May 15, 2006 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2006 Series A.

12-25	Computation of Ratios of Earnings to Fixed Charges

31-25	Chief Executive Officer Section 302 Form 10-Q Certification

31-26	Chief Financial Officer Section 302 Form 10-Q Certification

Incorporated by reference:
1-1	Underwriting Agreement dated May 17, 2006 among The Detroit Edison Company, Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (Exhibit 1.1 to Form 8-K dated May 17, 2006).

Furnished:

32-25	Chief Executive Officer Section 906 Form 10-Q Certification
32-26	Chief Financial Officer Section 906 Form 10-Q Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
Date: August 8, 2006	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Controller

Exhibit Index

Exhibit
Number	Description

4-249	Twentieth Supplemental Indenture, dated as of May 15, 2006 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2006 Series A Senior Notes due 2036.

4-250	Supplemental Indenture, dated as of May 15, 2006 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2006 Series A.

12-25	Computation of Ratios of Earnings to Fixed Charges

31-25	Chief Executive Officer Section 302 Form 10-Q Certification

31-26	Chief Financial Officer Section 302 Form 10-Q Certification

32-25	Chief Executive Officer Section 906 Form 10-Q Certification
32-26	Chief Financial Officer Section 906 Form 10-Q Certification