Form 10-Q
period 2007-06-30
DETROIT EDISON CO
filed 2007-08-14
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2007
Commission file number 1-2198
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
Yes ☐                No☑
All of the registrant’s 138,632,324 outstanding shares of common stock are owned by DTE Energy Company.

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2007

Definitions

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and directly or indirectly the parent company of two gas utility subsidiaries and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

ITC Transmission	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy Company)

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator, a Regional Transmission Organization

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that absent special regulatory approval would not otherwise be recoverable if customers switch to alternative energy suppliers.

Units of Measurement

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted. There are many factors that may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance, including potential new federal and state requirements that could include carbon and more stringent mercury emission controls, a renewable portfolio standard and energy efficiency mandates;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of the electric Customer Choice program;

•	impact of electric utility restructuring in Michigan, including legislative amendments;

•	employee relations, and the negotiation and impacts of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts that can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowing;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	effects of competition;

•	impact of regulation by FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable;

•	binding arbitration, litigation and related appeals;

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison; and

•	implementation of new processes and new core information systems.
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
Factors impacting income: Net income increased by $3 million in the second quarter of 2007 and decreased by $16 million for the six-month period ended June 30, 2007. The increase in the 2007 second quarter was due primarily to higher gross margins, partially offset by higher depreciation and amortization and operation and maintenance expenses. The decrease in the 2007 six month period was due primarily to increased depreciation and amortization and operation and maintenance expenses, partially offset by higher gross margins.

Increase (Decrease) in Statement of Operations Components Compared to Prior Year	Three Months	Six Months
(in Millions)
Operating Revenues	$35	$79
Fuel and Purchased Power	(7)	38

Gross Margin	42	41
Operation and Maintenance	11	14
Depreciation and Amortization	30	45
Taxes Other Than Income	4	7
Asset (gains) and reserves, net	(1)	6

Operating Income	(2)	(31)
Other (Income) and Deductions	(7)	(11)
Income Tax Provision	2	(5)
Cumulative Effect of Accounting Change	—	(1)

Net Income	$3	$(16)

Gross margin increased by $42 million in the second quarter of 2007 and increased $41 million in the six-month period ended June 30, 2007. The increases were due to the favorable impact of a May 2007 MPSC order related to the 2005 PSCR reconciliation, weather related impacts and higher margins due to returning sales from electric Customer Choice, partially offset by lower rates resulting primarily from the August 2006 settlement in the MPSC show cause proceeding and the impact of poor economic conditions. Revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism.
The following table displays changes in various gross margin components relative to the comparable prior period:

Increase (Decrease) in Gross Margin Components Compared to Prior Year	Three Months	Six Months
(in Millions)
Weather related margin impacts	$17	$25
Return of customers from electric Customer Choice	18	35
Service territory economic performance	(5)	(20)
Impact of 2006 MPSC show cause order	(17)	(34)
Impact of MPSC 2005 PSCR reconciliation order	34	34
Other, net	(5)	1

Increase in gross margin	$42	$41

	Three Months Ended		Six Months Ended
	June 30		June 30
Power Generated and Purchased	2007	2006	2007	2006
(in Thousands of MWh)
Power Plant Generation
Fossil	10,117	9,206	20,674	18,515
Nuclear	2,415	922	4,843	3,118

	12,532	10,128	25,517	21,633

Purchased Power	1,887	3,318	3,120	4,832

System Output	14,419	13,446	28,637	26,465
Less Line Loss and Internal Use	(624)	(856)	(1,408)	(1,681)

Net System Output	13,795	12,590	27,229	24,784

Average Unit Cost ($/MWh)
Generation (1)	$14.75	$16.41	$15.09	$15.48

Purchased Power	$68.45	$54.03	$66.64	$52.89

Overall Average Unit Cost	$21.77	$25.69	$20.70	$22.31

(1)	Represents fuel costs associated with power plants.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2007	2006	2007	2006
Electric Sales
Residential	3,718	3,514	7,504	7,350
Commercial	4,871	4,506	9,179	8,513
Industrial	3,322	3,209	6,696	6,363
Wholesale	715	702	1,451	1,377
Other	89	89	199	197

	12,715	12,020	25,029	23,800
Interconnections sales (1)	1,080	570	2,200	984

Total Electric Sales	13,795	12,590	27,229	24,784

Electric Deliveries
Retail and Wholesale	12,715	12,020	25,029	23,800
Electric Customer Choice	323	984	774	2,347
Electric Customer Choice – Self Generators (2)	200	127	267	478

Total Electric Sales and Deliveries	13,238	13,131	26,070	26,625

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense increased by $11 million for the second quarter of 2007 and $14 million in the six-month period ended June 30, 2007. The increase for the quarter was due primarily to costs associated with EBS implementation of $33 million and higher corporate support expenses of $20 million, partially offset by the impact of CTA expensed last year of $37 million. The increase for the six month period is primarily due to costs associated with EBS implementation of $33 million, higher corporate support expenses of $17 million, higher storm expenses of $6 million, partially offset by the impact of CTA expensed last year of $49 million. CTA expenses were deferred beginning in the third quarter of 2006. See Note 4 of the Notes to the Consolidated Financial Statements.
Depreciation and amortization expense increased by $30 million for the second quarter of 2007 and $45 million for the six-month period ended June 30, 2007. The increase for the quarter was due primarily to increased amortization of regulatory assets of $27 million, including $17 million related to the electric Customer Choice Incentive mechanism, and higher depreciation expense of $7 million due to higher levels of depreciable plant. The increase for the six-month period was due primarily to increased amortization of regulatory assets of $38 million, including $17 million related to the electric Customer Choice Incentive mechanism, and higher depreciation expense of $11 million due to higher levels of depreciable plant.
Asset (gains) and reserves, net were $6 million for the six-month period ended June 30, 2007, representing a reserve of $7 million for a loan guaranty related to the prior sale of Detroit Edison’s steam heating business to Thermal Ventures II, LP, partially offset by a gain on sale of an asset of $1 million.
Outlook – We continue to improve the operating performance of Detroit Edison. We continue to resolve outstanding regulatory issues and continue to pursue additional regulatory and/or legislative solutions for structural problems within the Michigan electric market structure, primarily electric Customer Choice and the need to adjust rates for each customer class to reflect the full cost of service.
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
Additionally, our service territory may require additional generation capacity. A new base-load generating plant has not been built within the State of Michigan in the last 20 years. Should our regulatory environment be conducive to such a significant capital expenditure, we may build, upgrade or co-invest in a base-load coal facility or a new nuclear plant. While we have not decided on construction of a new base-load nuclear plant, in February 2007, we announced that we will prepare a license application for construction and operation of a new nuclear power plant on the site of Fermi 2. By completing the license application before the end of 2008, we may qualify for financial incentives under the Federal Energy Policy Act of 2005. We are also studying the possible transfer of a gas-fired peaking electric generating plant from our non-utility operations to our electric utility to support future power generation requirements.
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
We continue to review the energy plan and monitor legislative action on some of its components. Without knowing how or if the plan will be fully implemented, we are unable to predict the impact on the Company of the implementation of the plan.
ENTERPRISE BUSINESS SYSTEMS
In 2003, we began the development of our Enterprise Business Systems (EBS) project, an enterprise resource planning system initiative to improve existing processes and to implement new core information systems, relating to finance, human resources, supply chain and work management. As part of this initiative, we are implementing EBS software including, among others, products developed by SAP AG and MRO Software, Inc. The first phase of implementation occurred in 2005 in the regulated electric fossil generation unit. The second phase of implementation began in April 2007. The implementation and operation of EBS will be continuously monitored and reviewed and should ultimately strengthen our internal control structure and lead to increased cost efficiencies. Although our implementation plan includes detailed testing and contingency arrangements, we can provide no assurance that complications will not arise that could interrupt our operations.

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
In April 2007, we began implementing the second phase of our Enterprise Business Systems (EBS) project. EBS is an enterprise resource planning system initiative to improve existing processes and to implement new core information systems, relating to finance, human resources, supply chain and work management. Changes were made, and will be made, to many aspects of our internal control over financial reporting to adapt to EBS, and we are taking the necessary precautions to ensure that the transition to EBS will not have a material negative impact on our internal control over financial reporting. However, testing of the effectiveness of these controls will not be completed until the second half of 2007 and, therefore, we can provide no assurance that internal control issues will not arise.
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Detroit Edison Company
Consolidated Statement of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2007	2006	2007	2006
Operating Revenues	$1,210	$1,175	$2,304	$2,225

Operating Expenses
Fuel and purchased power	402	409	756	718
Operation and maintenance	380	369	728	714
Depreciation and amortization	198	168	380	335
Taxes other than income	69	65	141	134
Asset (gains) and reserves, net	(1)	—	6	—

	1,048	1,011	2,011	1,901

Operating Income	162	164	293	324

Other (Income) and Deductions
Interest expense	75	76	149	148
Interest income	(2)	(1)	(3)	(1)
Other income	(7)	(6)	(18)	(13)
Other expenses	6	10	15	20

	72	79	143	154

Income Before Income Taxes	90	85	150	170

Income Tax Provision	30	28	50	55

Income Before Accounting Change	60	57	100	115

Cumulative Effect of Accounting Change	—	—	—	1

Net Income	$60	$57	$100	$116

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position (Unaudited)

	June 30	December 31
	2007	2006
(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$36	$27
Restricted cash	131	132
Accounts receivable (less allowance for doubtful accounts of $74 and $72, respectively
Customer	651	601
Collateral held by others	77	—
Other	177	70
Accrued power supply cost recovery revenue	87	116
Inventories
Fuel	166	136
Materials and supplies	143	130
Other	40	54

	1,508	1,266

Investments
Nuclear decommissioning trust funds	794	740
Other	92	89

	886	829

Property
Property, plant and equipment	14,177	13,916
Less accumulated depreciation	(5,642)	(5,580)

	8,535	8,336

Other Assets
Regulatory assets	2,736	2,862
Securitized regulatory assets	1,182	1,235
Intangible assets	9	9
Other	75	74

	4,002	4,180

Total Assets	$14,931	$14,611

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Financial Position (Unaudited)

	June 30	December 31
	2007	2006
(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$744	$411
Accrued interest	78	79
Dividends payable	76	76
Accrued vacations	46	77
Short-term borrowings	254	277
Current portion of long-term debt, including capital leases	148	142
Other	299	288

	1,645	1,350

Long-term Debt (net of current portion)
Mortgage bonds, notes and other	3,496	3,515
Securitization bonds	1,124	1,184
Capital lease obligations	45	50

	4,665	4,749

Other Liabilities
Deferred income taxes	1,835	1,928
Regulatory liabilities	281	255
Asset retirement obligations	1,105	1,069
Unamortized investment tax credit	100	105
Nuclear decommissioning	126	119
Accrued pension liability	372	364
Accrued postretirement liability	1,063	1,055
Other	499	502

	5,381	5,397

Commitments and Contingencies (Notes 4 and 6)

Shareholder’s Equity
Common stock, 400,000,000 shares authorized, 138,632,324 shares issued and outstanding	2,771	2,596
Retained earnings	464	516
Accumulated other comprehensive income	5	3

	3,240	3,115

Total Liabilities and Shareholder’s Equity	$14,931	$14,611

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30
	2007	2006
(in Millions)
Operating Activities
Net Income	$100	$116
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	380	335
Deferred income taxes	(111)	5
Asset (gains) and reserves, net	6	—
Changes in assets and liabilities, exclusive of changes shown separately	119	(111)

Net cash from operating activities	494	345

Investing Activities
Plant and equipment expenditures	(383)	(512)
Proceeds from sale of assets, net	—	18
Restricted cash for debt redemptions	1	2
Proceeds from sale of nuclear decommissioning trust fund assets	124	99
Investment in nuclear decommissioning trust funds	(140)	(118)
Other investments	(7)	(15)

Net cash used for investing activities	(405)	(526)

Financing Activities
Issuance of long-term debt	—	247
Redemption of long-term debt	(76)	(71)
Short-term borrowings, net	(23)	13
Capital contribution by parent company	175	150
Dividends on common stock	(152)	(152)
Other	(4)	(5)

Net cash from (used for) financing activities	(80)	182

Net Increase in Cash and Cash Equivalents	9	1
Cash and Cash Equivalents at Beginning of the Period	27	26

Cash and Cash Equivalents at End of the Period	$36	$27

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholder’s Equity
and Comprehensive Income (unaudited)

				Accumulated
(Dollars in Millions,				Other
Shares in Thousands)	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance, December 31, 2006	138,632	$2,596	$516	$3	$3,115

Net income	—	—	100	—	100
Capital contribution by parent company	—	175	—	—	175
Dividends declared on common stock	—	—	(152)	—	(152)
Net change in unrealized gains on investments, net of tax	—	—	—	2	2

Balance, June 30, 2007	138,632	2,771	464	5	3,240

The following table displays other comprehensive income for the six-month periods ended June 30:

	2007	2006
(in Millions)
Net income	$100	$116
Other comprehensive income, net of tax:
Net unrealized gains on investments:
Amounts reclassified from income, net of taxes of $1 and $-	2	—

Comprehensive income	$102	$116

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
The Consolidated Financial Statements are unaudited, but in our opinion include all adjustments necessary for a fair presentation of such financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2007.
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
A reconciliation of the asset retirement obligations for the six months ended June 30, 2007 follows:

(in Millions)
Asset retirement obligations at January 1, 2007	$1,069
Accretion	35
Liabilities settled	(2)
Revision in estimated cash flows	3

Asset retirement obligations at June 30, 2007	$1,105

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Retirement Benefits and Trusteed Assets
The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended June 30	2007	2006	2007	2006
Service cost	$12	$13	$12	$12
Interest cost	34	34	23	22
Expected return on plan assets	(38)	(34)	(14)	(13)
Amortization of
Net loss	11	11	13	13
Prior service cost	1	2	1	1
Net transition liability	—	—	1	2
Special termination benefits	1	14	—	1

Net periodic benefit cost	$21	$40	$36	$38

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Six Months Ended June 30	2007	2006	2007	2006
Service cost	$25	$26	$23	$24
Interest cost	68	68	46	44
Expected return on plan assets	(75)	(68)	(27)	(25)
Amortization of
Net loss	22	23	25	26
Prior service cost	3	4	2	2
Net transition liability	—	—	3	3
Special termination benefits	5	14	2	1

Net periodic benefit cost	$48	$67	$74	$75

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.
Income Taxes
Uncertain Tax Positions
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, we recognized a $0.7 million decrease in liabilities which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits amounted to $11.9 million and $4.9 million at January 1, 2007 and June 30, 2007, respectively. The decline in unrecognized tax benefits during the six months ended June 30, 2007 was attributable to settlements with the Internal Revenue Service (IRS) for the 2002 and 2003 tax years. Unrecognized tax benefits totaling $0.1 million at January 1, 2007, if recognized, would favorably impact our effective tax rate. None of the unrecognized tax benefits at June 30, 2007 would impact our effective tax rate if recognized.
We recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on our Consolidated Statement of Operations. Accrued interest pertaining to income taxes totaled $0.9 million and $0.3 million at January 1, 2007 and June 30, 2007, respectively. We had no accrued penalties pertaining to income taxes. We recognized interest expense in relation to income taxes of $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively. No such interest expense was recognized for the three and six month periods in 2006.
Our U.S. federal income tax returns for years 2004 and subsequent years remain subject to examination by the IRS. We also file tax returns in certain state jurisdictions with varying statutes of limitation.
Michigan Business Tax
On July 12, 2007, the Michigan Business Tax (MBT) was enacted by the State of Michigan to replace the Michigan Single Business Tax (MSBT) effective January 1, 2008.
The MBT is comprised of the following :
•	An apportioned modified gross receipts tax of 0.8 percent; and

•	An apportioned business income tax of 4.95 percent.
The modified gross receipts base and business income base are apportioned to Michigan based on a single factor that is derived by dividing total revenue in Michigan by total revenue from all jurisdictions. The modified gross receipts tax base is defined as “gross receipts less purchases from other firms before apportionment.” The MBT will be accounted for as an income tax.
The MBT provides credits for Michigan business investment, compensation, and research and development.
Effective with the enactment of the MBT in the third quarter of 2007, we will record deferred income taxes for cumulative temporary differences between book and taxable income. We have not yet determined the amount, but expect to record a significant net deferred tax liability for these MBT cumulative temporary differences. We expect to recognize a regulatory asset for the cumulative MBT temporary differences at the date of enactment.
The MSBT is a value-added tax imposed on business income plus compensation paid, interest paid and depreciation. In addition, the MSBT allows for an investment tax credit. The MSBT tax rate is 1.9 percent. Since the MSBT is a value added tax rather than an income tax, we classified amounts associated with this tax on the Consolidated Statement of Operations under the caption, Taxes other than income. MSBT amounted to $9 million and $7 million for the three months ended June 30, 2007 and 2006, respectively, and amounted to $18 million and $15 million for the six months ended June 30, 2007 and 2006, respectively.
We are currently assessing the effects of the MBT and have not yet determined its impact on our consolidated financial statements.
Stock-Based Compensation
Effective January 1, 2006, our parent company DTE Energy adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R), using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. Our allocation for the three months ended June 30, 2007 and 2006 for stock-based compensation expense was approximately $2 million and $4 million, respectively, while such allocation was $6 million and $8 million for the six months ended June 30, 2007 and 2006, respectively. The cumulative effect of the adoption of SFAS 123(R), effective January 1, 2006, was an increase in net income of $1 million for the six months ended June 30, 2006 as a result of estimating forfeitures for previously granted stock awards and performance shares.
Consolidated Statement of Cash Flows
A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statement of Cash Flows follows:

	Six Months Ended
	June 30
	2007	2006
(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(250)	$(118)
Inventories	(40)	(25)
Accrued pensions	24	66
Accounts payable	308	39
Accrued power supply cost recovery refund	46	(63)
Income taxes payable	46	49
General taxes	21	2
Postretirement obligation	8	—
Other assets	38	(22)
Other liabilities	(82)	(39)

	$119	$(111)

Supplementary cash and non-cash information follows:

	Six Months Ended
	June 30
(in Millions)	2007	2006
Cash Paid for:
Interest paid (excluding interest capitalized)	$150	$147
Income taxes paid	$111	$1
Asset (gains) and reserves, net
Asset gains and reserves, net were $6 million in the six months ended June 30, 2007 representing a reserve of $7 million for a loan guaranty related to the prior sale of Detroit Edison’s steam heating business to Thermal Ventures II, LP, partially offset by a gain on sale of an asset of $1 million.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
Fair Value Accounting
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the effects of this statement, and have not yet determined its impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair-value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the effects of this statement, and have not yet determined its impact on our consolidated financial statements.
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
We adopted the requirement to recognize the funded status of a defined benefit pension or defined benefit other postretirement plan and the related disclosure requirements on December 31, 2006. We requested and received agreement from the MPSC to record the additional liability amounts on the balance sheet as a regulatory asset.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Statement provides two options for the transition to a fiscal year end measurement date. We have not yet determined which of the available transition measurement options we will use.

NOTE 3 – RESTRUCTURING
Performance Excellence Process
In mid-2005, we initiated a company-wide review of our operations called the Performance Excellence Process. We began a series of focused improvement initiatives within Detroit Edison and associated corporate support functions. We expect this process to continue into 2008.
We have incurred costs to achieve (CTA) for employee severance and other costs. Other costs include project management and consultant support. Pursuant to MPSC authorization, beginning in the third quarter of 2006, Detroit Edison deferred approximately $102 million of CTA in 2006. We began amortizing deferred 2006 costs in 2007 as the recovery of these costs was provided for by the MPSC. Amortization expense amounted to $3 million and $5 million for the three and six months ended June 30, 2007, respectively. We deferred approximately $8 million and $21 million of CTA during the three and six months ended June 30, 2007, respectively. See Note 4.
Amounts expensed are recorded in the Operation and maintenance line on the Consolidated Statement of Operations. Deferred amounts are recorded in the Regulatory assets line on the Consolidated Statement of Financial Position. Expenses incurred for the three months ended June 30, 2007 and 2006 are as follows:

	Employee Severance Costs (1)		Other Costs		Total Cost
(in Millions)	2007	2006	2007	2006	2007	2006

Costs incurred:	$3	$18	$7	$19	$10	$37

Less amounts deferred or capitalized:	3	—	7	—	10	—

Amount expensed	$—	$18	$—	$19	$—	$37

(1)	Includes corporate allocations.
Expenses incurred for the six months ended June 30, 2007 and 2006 are as follows:

	Employee Severance Costs (1)		Other Costs		Total Cost
(in Millions)	2007	2006	2007	2006	2007	2006

Costs incurred:	$11	$18	$14	$31	$25	$49

Less amounts deferred or capitalized:	11	—	14	—	25	—

Amount expensed	$—	$18	$—	$31	$—	$49

(1)	Includes corporate allocations.
A liability for future CTA associated with the Performance Excellence Process has not been recognized because we have not met the recognition criteria of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

NOTE 4 – REGULATORY MATTERS
Regulation
Detroit Edison is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities, and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison is also regulated by the FERC with respect to financing authorization and wholesale electric activities.
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
As part of the settlement agreement, a Choice Incentive Mechanism (CIM) was established with a base level of electric choice sales set at 3,400 GWh. The CIM prescribes regulatory treatment of changes in non-fuel revenue attributed to increases or decreases in electric Customer Choice sales. The CIM has a deadband of ±200 GWh. If electric Customer Choice sales exceed 3,600 GWh, Detroit Edison will be able to recover 90 percent of its reduction in non-fuel revenue from full service customers up to $71 million. If electric Customer Choice sales fall below 3,200 GWh, Detroit Edison will credit 100 percent of the increase in non-fuel revenue to the unrecovered regulatory asset balance. Approximately $20 million and $23 million were credited to the unrecovered regulatory asset balance in the three and six months ended June 30, 2007, respectively.
2007 Electric Rate Case Filing
Pursuant to the February 2006 MPSC order in Detroit Edison’s rate restructuring case and the August 2006 MPSC order in the settlement of the show cause case, Detroit Edison filed a general rate case on April 13, 2007 based on a 2006 historical test year. The filing with the MPSC requests a $123 million, or 2.9 percent, average increase in Detroit Edison’s annual revenue requirement for 2008.
The requested $123 million increase in revenues is required in order to recover significant environmental compliance costs and inflationary increases, partially offset by net savings associated with the Performance Excellence Process. The filing is based on a return on equity of 11.25 percent on an expected 50 percent equity capital and 50 percent debt capital structure by year-end 2008.
In addition, Detroit Edison’s filing makes, among other requests, the following proposals:
•	Make progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to customers.

•	Equalize distribution rates between Detroit Edison full service and electric Customer Choice customers.

•	Re-establish with modification the Choice Incentive Mechanism (CIM) originally established in the Detroit Edison 2006 show cause filing. The CIM reconciles changes related to customers moving between Detroit Edison full service and electric Customer Choice.

•	Terminate the Pension Equalization Mechanism.

•	Establish an emission allowance pre-purchase plan to ensure that adequate emission allowances will be available for environmental compliance.

•	Establish a methodology for recovery of the costs associated with preparation of an application for a new nuclear generation facility.
Also, in the filing, in conjunction with Michigan’s 21st Century Energy Plan, Detroit Edison has reinstated a long-term integrated resource planning (IRP) process with the purpose of developing the least overall cost plan to serve customers’ generation needs over the next 20 years. Based on the IRP, new base load capacity may be required for Detroit Edison. To protect tax credits available under Federal law, Detroit Edison determined it would be prudent to initiate the application process for a new nuclear unit. Detroit Edison has not made a final decision to build a new nuclear unit. Detroit Edison is preserving its option to build at some point in the future by beginning the complex nuclear licensing process in 2007. Also, beginning the licensing process at the present time, positions Detroit Edison potentially to take advantage of tax incentives of up to $320 million derived from provisions in the 2005 Energy Policy Act that will benefit customers. To qualify for these substantial tax credits, a combined operating license for construction and operation of an advanced nuclear generating plant must be docketed by the Nuclear Regulatory Commission no later than December 31, 2008. Preparation and approval of a combined operating license can take up to 4 years and is estimated to cost at least $60 million.
Detroit Edison will likely submit a supplement to its April 2007 rate case filing to account for certain recent events. A July 2007 decision by the Court of Appeals of the State of Michigan reverses the November 2004 MPSC order in a prior Detroit Edison rate case that denied recovery of merger control premium costs. Also, the Michigan legislature recently enacted the Michigan Business Tax effective in 2008. A supplemental filing would assess the impacts of these events and their effect on Detroit Edison’s requested revenue increase.
An MPSC order related to this filing is expected in 2008.
Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, we filed an application with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. We sought MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related CTA. We anticipate the Performance Excellence Process to continue into 2008. Our CTA is estimated to total approximately $150 million. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison, commencing in 2006, to defer the incremental CTA. Further, the order provides for Detroit Edison to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. At year-end 2006, Detroit Edison recorded deferred CTA costs of $102 million as a regulatory asset and began amortizing deferred 2006 costs in 2007, as the recovery of these costs was provided for by the MPSC in its order approving the settlement of the show cause proceeding. During the three and six months ended June 30, 2007, Detroit Edison deferred CTA costs of $8 million and $21 million, respectively. Amortization of prior year deferred CTA costs amounted to $3 million and $5 million during the three and six months ended June 30, 2007, respectively.

Accounting for Costs Related to Enterprise Business Systems (EBS)
In July 2004, we filed an accounting application with the MPSC requesting authority to capitalize and amortize costs related to EBS, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In April 2005, the MPSC approved a settlement agreement providing for the deferral of up to $60 million of certain EBS costs that would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. At June 30, 2007, approximately $22 million of EBS costs have been deferred as a regulatory asset. In addition, EBS costs recorded as plant assets will be amortized over a 15-year period, pursuant to MPSC authorization.
Fermi 2 Enhanced Security Costs Settlement
The Customer Choice and Electricity Reliability Act, as amended in 2003, allows for the recovery of reasonable and prudent costs of new and enhanced security measures required by state or federal law, including providing for reasonable security from an act of terrorism. In December 2006, we filed an application with the MPSC for recovery of $11.4 million of Fermi 2 Enhanced Security Costs (ESC), discounted back to September 11, 2001 plus carrying costs from that date. In April 2007, the MPSC approved a settlement agreement that authorizes Detroit Edison to recover Fermi-2 ESC incurred during the period September 11, 2001 through December 31, 2005. The settlement defined Detroit Edison’s ESC, discounted back to September 11, 2001, as $9.1 million, plus carrying charges. A total of $12 million, including carrying charges, has been recorded as a regulatory asset at June 30, 2007. Detroit Edison is authorized to incorporate into its rates an enhanced security factor over a period not to exceed five years.
Reconciliation of Regulatory Asset Recovery Surcharge
In December 2006, Detroit Edison filed a reconciliation of costs underlying its existing Regulatory Asset Recovery Surcharge (“RARS”). In this filing, Detroit Edison replaced estimated costs for 2003–2005 included in the last general rate case with actual costs incurred. Also reflected in the filing was the replacement of estimated revenues with actual revenues collected. This true-up filing was made to maximize the remaining time for recovery of significant cost increases prior to expiration of the RARS five-year recovery limit under PA 141. Detroit Edison’s filing indicated a $53 million deficiency for RARS-related costs from the level originally established. Detroit Edison seeks reconciliation of the regulatory asset surcharge to ensure proper recovery by the end of the five year period of: (1) Clean Air Act Expenditures, (2) Capital in Excess of Base Depreciation, (3) MISO Costs and (4) the regulatory liability for the 1997 Storm Charge. Detroit Edison subsequently adjusted its estimated deficiency to $49 million. In July 2007, the MPSC approved a negotiated settlement for Detroit Edison that resulted in a $5 million write down of RARS-related costs in the quarter ended June 30, 2007.
Power Supply Costs Recovery Proceedings
2005 Plan Year – In September 2004, Detroit Edison filed its 2005 PSCR plan case seeking approval of a levelized PSCR factor of 1.82 mills per kWh above the amount included in base rates. In December 2004, Detroit Edison filed revisions to its 2005 PSCR plan case in accordance with the November 2004 MPSC rate order. Included in the factor were power supply costs, transmission expenses and nitrogen oxide (NOx) emission allowance costs. In September 2005, the MPSC approved Detroit Edison’s 2005 PSCR plan case. At December 31, 2005, Detroit Edison recorded an under-recovery of approximately $144 million related to the 2005 plan year. In March 2006, Detroit Edison filed its 2005 PSCR reconciliation. The filing sought approval for recovery of approximately $144 million from its commercial and industrial customers. The filing included a motion for entry of an order to implement immediately a reconciliation surcharge of 4.96 mills per kWh on the bills of its commercial and industrial customers. The under-collected PSCR expense allocated to residential customers could not be recovered due to the PA 141 rate cap for residential customers, which expired January 1, 2006. In addition to the 2005 PSCR Plan Year Reconciliation, the filing included a reconciliation for the Pension Equalization Mechanism (PEM) for the periods from November 24, 2004 through December 31, 2004 and from January 1, 2005 through December 31, 2005. The PEM reconciliation seeks to allocate and refund approximately $12 million to customers based upon their contributions to pension expense during the subject periods. In September 2006, the MPSC ordered the Company to roll the entire 2004 PSCR over-collection amount to the Company’s 2005 PSCR Reconciliation. An order was issued on May 22, 2007 approving a 2005 PSCR undercollection amount of $94 million and the recovery of this amount through a surcharge of 3.50 mills/kWh for 12 months beginning in June 2007. In addition, the order approved Detroit Edison’s proposed PEM reconciliation which was refunded to customers on a bills-rendered basis during June 2007.
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
In December 2005, the MPSC issued a temporary order authorizing the Company to begin implementation of maximum quarterly PSCR factors on January 1, 2006. The quarterly factors reflect a downward adjustment in the Company’s total power supply costs of approximately 2 percent to reflect the potential variability in cost projections. The quarterly factors allowed the Company to more closely track the costs of providing electric service to our customers and, because the non-summer factors are well below those ordered for the summer months, effectively delay the higher power supply costs to the summer months at which time our customers will not be experiencing large expenditures for home heating. The MPSC did not adopt the Company’s request to recover its projected 2005 PSCR under- collection associated with commercial and industrial customers nor did it adopt the Company’s request to implement contingency factors based upon the Company’s increased costs associated with providing electric service to returning electric Customer Choice customers. The MPSC deferred both of those Company proposals to the final order on the Company’s entire 2006 PSCR Plan. In September 2006, the MPSC issued an order in this case that approved the inclusion of sulfur dioxide emission allowance expense in the PSCR, determined that fuel additive expense should not be included in the PSCR based upon its impact on maintenance expense, found the Company’s determination of third party sales revenues to be correct, and allowed the Company to increase its PSCR factor for the balance of the year in an effort to reverse the effects of the previously ordered temporary reduction. The MPSC declined to rule on the Company’s requests to include mercury emission allowance expense in the PSCR or its request to include prior PSCR over/(under) recoveries in future year PSCR plans. The Company filed its 2006 PSCR reconciliation case in March 2007. The $51 million undercollection amount reflected in that filing is being collected in the 2007 PSCR plan.

2007 Plan Year — In September 2006, Detroit Edison filed its 2007 PSCR plan case seeking approval of a levelized PSCR factor of 6.98 mills per kWh above the amount included in base rates for all PSCR customers. The Company’s PSCR plan filing included $130 million for the recovery of its projected 2006 PSCR under-collection, bringing the total requested PSCR factor to 9.73 mills/kWh. The Company’s application included a request for an early hearing and temporary order granting such ratemaking authority. The Company’s 2007 PSCR Plan includes fuel and power supply costs, including NOx and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company filed supplemental testimony and briefs in December 2006 supporting its updated request to include approximately $81 million for the recovery of its projected 2006 PSCR under-collection. The MPSC issued a temporary order in December 2006 approving the Company’s request. In addition, Detroit Edison was granted the authority to include all PSCR over/(under) collections in future PSCR plans, thereby reducing the time between refund or recovery of PSCR reconciliation amounts. The Company began to collect its 2007 power supply costs, including the 2006 rollover amount, through a PSCR factor of 8.69 mills/kWh on January 1, 2007. The Company reduced the PSCR factor to 6.69 mills/kWh on July 1, 2007 based on the updated 2007 PSCR Plan year projections.
Other
On July 3, 2007, the Court of Appeals of the State of Michigan published its decision with respect to an appeal by, among others, Detroit Edison, of certain provisions of a November 23, 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. Detroit Edison is continuing to evaluate the Court of Appeals’ decision. Detroit Edison has not initiated a regulatory proceeding regarding this court decision, but will work with the MPSC to implement it. Given the nature of regulatory proceedings, Detroit Edison is unable to predict the financial or other outcome of any regulatory action at this time.
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
Water – In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that the

Detroit Edison could incur up to approximately $53 million over the three to five years subsequent to 2006 in additional capital expenditures to comply with these requirements. However, a recent court decision remanded back to the EPA several provisions of the federal regulation which may result in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies.
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
Labor Contracts
There are several bargaining units for our represented employees. In July 2007, we reached an agreement, pending ratification by bargaining unit members, on all substantive issues necessary to reach a tentative agreement with the union representing 3,111 of our represented employees. The contract with the remaining represented employees expires in 2008.
Purchase Commitments
Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments totaling $27 million at June 30, 2007 is being amortized to fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. We annually purchased approximately $42 million of steam and electricity in each of 2006, 2005 and 2004. We estimate steam and electric purchase commitments from 2007 through 2024 will not exceed $386 million. In January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Due to terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA until 2008 and recorded an additional liability of $63 million for future commitments. Also, we guaranteed bank loans of $12.5 million that Thermal Ventures II, LP may use for capital improvements to the steam heating system. During the six months ended June 30, 2007, we recorded a $6.8 million reserve related to the bank loan guarantee.
As of June 30, 2007, we were party to numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of fuel supply commitments. We estimate that these commitments will be approximately $1.3 billion from 2007 through 2020. We also estimate that 2007 capital expenditures will be $875 million. We have made certain commitments in connection with expected capital expenditures.
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

Other Contingencies
Detroit Edison is involved in a contract dispute with BNSF Railway Company that was referred to arbitration. Under this contract, BNSF transports western coals east for Detroit Edison. We filed a breach of contract claim against BNSF for the failure to provide certain services that we believe are required by the contract. We received a partial decision from the arbitration panel in August 2007 which held that BNSF is required to provide such services under the contract. A final decision, which will be subject to an appeal process, is expected in the third quarter of 2007. While we believe that the arbitration panel’s decision will be upheld if it is appealed, a negative decision on appeal could have an adverse effect on our business.
We are involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims we can estimate and are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the periods they are resolved.
See Note 4 for a discussion of contingencies related to regulatory matters.
Other Information
Exhibits

Exhibit
Number	Description
Filed:
31-33	Chief Executive Officer Section 302 Form 10-Q Certification
31-34	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:
32-33	Chief Executive Officer Section 906 Form 10-Q Certification
32-34	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
Date: August 14, 2007	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President, Controller and Chief Accounting Officer