Form 10-Q
period 2007-09-30
DETROIT EDISON CO
filed 2007-11-13
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2007
Commission file number 1-2198
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

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2007

Definitions

Company	The Detroit Edison Company and any subsidiary companies

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and directly or indirectly the parent company of two gas utility subsidiaries and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

ITC Transmission	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy Company)

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator, a Regional Transmission Organization

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, The Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that absent special regulatory approval would not otherwise be recoverable if customers switch to alternative energy suppliers.

Units of Measurement

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted. There are many factors that may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance, including potential new federal and state requirements that could include carbon and more stringent mercury emission controls, a renewable portfolio standard and energy efficiency mandates;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations, and the negotiation and impacts of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts that can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	effects of competition;

•	impact of regulation by FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	amounts of uncollectible accounts receivable;

•	binding arbitration, litigation and related appeals;

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison; and

•	implementation of new processes and new core information systems.
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
Factors impacting income: Net income decreased by $31 million in the third quarter of 2007 and decreased by $47 million for the nine-month period ended September 30, 2007. The decreases were due primarily to higher operation and maintenance expenses, partially offset by lower depreciation and amortization expenses.
Increase (Decrease) in Statement of Operations Components Compared to Prior Year

	Three	Nine
(in Millions)	Months	Months
Operating Revenues	$(57)	$22
Fuel and Purchased Power	(21)	17

Gross Margin	(36)	5
Operation and Maintenance	109	123
Depreciation and Amortization	(108)	(63)
Taxes Other Than Income	(1)	6
Asset (Gains) and Reserves, Net	7	13

Operating Income	(43)	(74)
Other (Income) and Deductions	(11)	—
Income Tax Provision	(23)	(28)
Cumulative Effect of Accounting Change	—	(1)

Net Income	$(31)	$(47)

Gross margin decreased by $36 million in the third quarter of 2007 and increased by $5 million in the nine-month period ended September 30, 2007. The decrease in the third quarter of 2007 was partially due to the favorable impact of a September 2006 MPSC order related to the 2004 PSCR reconciliation, lower rates resulting primarily from the August 2006 settlement in the MPSC show cause proceeding and weather related impacts. The increase in the nine-month period of 2007 was due to the favorable impact of a May 2007 MPSC order related to the 2005 PSCR reconciliation, higher margins due to returning sales from electric Customer Choice and weather related impacts, partially offset by the favorable impact of a September 2006 MPSC order related to the 2004 PSCR reconciliation, lower rates resulting primarily from the August 2006 settlement in the MPSC show cause proceeding and the impact of poor economic conditions. Revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism.
The following table displays changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Nine Months
Weather related margin impacts	$(7)	$21
Return of customers from electric Customer Choice	4	47
Service territory economic performance	(4)	(25)
Impact of 2006 MPSC show cause order	(19)	(53)
Impact of 2005 MPSC PSCR reconciliation order	—	38
Impact of 2004 MPSC PSCR reconciliation order	(39)	(39)
Other, net	29	16

Increase (decrease) in gross margin	$(36)	$5

	Three Months Ended		Nine Months Ended
Power Generated and Purchased	September 30		September 30
(in Thousands of MWh)	2007	2006	2007	2006
Power Plant Generation
Fossil	11,055	10,867	31,729	29,382
Nuclear	2,352	1,873	7,195	4,991

	13,407	12,740	38,924	34,373

Purchased Power	2,765	3,085	5,885	7,917

System Output	16,172	15,825	44,809	42,290
Less Line Loss and Internal Use	(1,160)	(483)	(2,568)	(2,165)

Net System Output	15,012	15,342	42,241	40,125

Average Unit Cost ($/MWh)
Generation (1)	$16.93	$17.78	$15.72	$16.33

Purchased Power	$69.61	$68.28	$68.03	$58.89

Overall Average Unit Cost	$25.94	$27.62	$22.59	$24.30

(1)	Represents fuel costs associated with power plants.

	Three Months Ended		Nine Months Ended
	September30		September 30
(in Thousands of MWh)	2007	2006	2007	2006
Electric Sales
Residential	4,836	4,883	12,340	12,233
Commercial	5,166	4,927	14,345	13,440
Industrial	3,278	3,695	9,974	10,058
Wholesale	718	719	2,170	2,096
Other	93	95	292	291

	14,091	14,319	39,121	38,118
Interconnections sales (1)	921	1,023	3,120	2,007

Total Electric Sales	15,012	15,342	42,241	40,125

Electric Deliveries
Retail and Wholesale	14,091	14,319	39,121	38,118
Electric Customer Choice	389	319	1,163	2,188
Electric Customer Choice — Self Generators (2)	180	215	447	693

Total Electric Sales and Deliveries	14,660	14,853	40,731	40,999

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased by $109 million for the third quarter of 2007 and by $123 million in the nine-month period ended September 30, 2007. The increase for the quarter was due primarily to a reduction in the deferral of CTA costs of $57 million, EBS implementation costs of $10 million, higher storm expenses of $9 million, increased plant expenses of $7 million, higher uncollectible expense of $5 million, increased corporate support expenses of $8 million and higher labor and benefit costs of $10 million. The increase for the nine-month period is due to EBS implementation costs of $43 million, higher storm expenses of $15 million, higher uncollectible expense of $7 million, increased corporate support expenses of $25 million and higher labor and benefit costs of $21 million. CTA expenses were deferred beginning in the third quarter of 2006. See Note 3 of the Notes to the Consolidated Financial Statements.
Depreciation and amortization expense decreased by $108 million for the third quarter of 2007 and decreased $63 million for the nine-month period ended September 30, 2007. The decrease for the quarter was due primarily to a $112 million net stranded cost write-off related to the September 2006 MPSC order regarding stranded costs. The decrease for the nine-month period was due primarily to a $112 million net stranded cost write-off related to the September 2006 MPSC order regarding stranded costs partially offset by increased amortization of regulatory assets and higher depreciation expense due to increased levels of depreciable plant.
Asset (gains) and reserves, net were $6 million for the third quarter of 2007 and $12 million for the nine-month period ending September 30, 2007, representing reserves for a loan guaranty related to Detroit Edison’s former ownership of a steam heating business now owned by Thermal Ventures II, LP (Thermal).
Outlook - We will move forward in our efforts to continue to improve the operating performance of Detroit Edison. We continue to resolve outstanding regulatory issues and continue to pursue additional regulatory and/or legislative solutions for structural problems within the Michigan electric market structure, primarily electric Customer Choice and the need to adjust rates for each customer class to reflect the full cost of service. Looking forward, additional issues, such as rising prices for coal, health care and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will utilize the DTE Energy Operating System and the Performance Excellence Process to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
Long term, we will be required to invest an estimated $2.4 billion on emission controls through 2018. We intend to seek recovery of these costs in future rate cases.
Additionally, our service territory may require additional generation capacity. A new base-load generating plant has not been built within the State of Michigan in over 20 years. Should our regulatory environment be conducive to such a significant capital expenditure, we may build, upgrade or co-invest in a base-load coal facility or a new nuclear plant. While we have not decided on construction of a new base-load nuclear plant, in February 2007, we announced that we will prepare a license application for construction and operation of a new nuclear power plant on the site of Fermi 2. By completing the license application before the end of 2008, we may qualify for financial incentives under the Federal Energy Policy Act of 2005. We are also studying the possible transfer of a gas-fired peaking electric generating plant from our non-utility operations to our electric utility to support future power generation requirements.
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
ENTERPRISE BUSINESS SYSTEMS
In 2003, we began the development of our Enterprise Business Systems (EBS) project, an enterprise resource planning system initiative to improve existing processes and to implement new core information systems, relating to finance, human resources, supply chain and work management. As part of this initiative, we are implementing EBS software including, among others, products developed by SAP AG. The first phase of implementation occurred in 2005 in the regulated electric fossil generation unit. The second phase of implementation began in April 2007. The implementation and operation of EBS will be continuously monitored and reviewed and should ultimately strengthen our internal control structure and lead to increased cost efficiencies. Although our implementation plan includes detailed testing and contingency arrangements, we can provide no assurance that complications will not arise that could interrupt our operations. We expect EBS to be fully implemented by the end of 2007.

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
In April 2007, we began implementing the second phase of our Enterprise Business Systems (EBS) project. EBS is an enterprise resource planning system initiative to improve existing processes and to implement new core information systems, relating to finance, human resources, supply chain and work management. Changes were made, and will be made, to many aspects of our internal control over financial reporting to adapt to EBS, and we are taking the necessary precautions to ensure that the transition to EBS will not have a material negative impact on our internal control over financial reporting. However, testing of the effectiveness of these controls has not been completed and, therefore, we can provide no assurance that internal control issues will not arise.
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Detroit Edison Company
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2007	2006	2007	2006
Operating Revenues	$1,403	$1,460	$3,707	$3,685

Operating Expenses
Fuel and purchased power	518	539	1,274	1,257
Operation and maintenance	386	277	1,114	991
Depreciation and amortization	203	311	583	646
Taxes other than income	63	64	204	198
Asset (gains) and reserves, net	6	(1)	12	(1)

	1,176	1,190	3,187	3,091

Operating Income	227	270	520	594

Other (Income) and Deductions
Interest expense	73	60	222	208
Interest income	(2)	(1)	(5)	(2)
Other income	(8)	(9)	(26)	(22)
Other expenses	7	9	22	29

	70	59	213	213

Income Before Income Taxes	157	211	307	381

Income Tax Provision	50	73	100	128

Income Before Accounting Change	107	138	207	253

Cumulative Effect of Accounting Change, net of tax	—	—	—	1

Net Income	$107	$138	$207	$254

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions)	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$43	$27
Restricted cash	87	132
Accounts receivable (less allowance for doubtful accounts of $86 and $72, respectively
Customer	684	601
Collateral held by others	37	—
Affiliates	15	19
Other	24	51
Accrued power supply cost recovery revenue	115	116
Notes receivable from affiliates	139	—
Inventories
Fuel	145	136
Materials and supplies	149	130
Prepaid property taxes	88	34
Other	5	20

	1,531	1,266

Investments
Nuclear decommissioning trust funds	825	740
Other	96	89

	921	829

Property
Property, plant and equipment	14,352	13,916
Less accumulated depreciation	(5,732)	(5,580)

	8,620	8,336

Other Assets
Regulatory assets	2,969	2,862
Securitized regulatory assets	1,154	1,235
Intangible assets	9	9
Other	76	74

	4,208	4,180

Total Assets	$15,280	$14,611

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions, Except Shares)	2007	2006
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$426	$84
Other	312	327
Accrued interest	65	79
Dividends payable	76	76
Accrued vacations	46	77
Income and other taxes payable	220	26
Short-term borrowings	240	277
Current portion of long-term debt, including capital leases	186	142
Other	232	262

	1,803	1,350

Long-term Debt (net of current portion)
Mortgage bonds, notes and other	3,461	3,515
Securitization bonds	1,064	1,184
Capital lease obligations	44	50

	4,569	4,749

Other Liabilities
Deferred income taxes	1,755	1,928
Regulatory liabilities	604	255
Asset retirement obligations	1,111	1,069
Unamortized investment tax credit	97	105
Nuclear decommissioning	129	119
Accrued pension liability	376	364
Accrued postretirement liability	1,064	1,055
Other	501	502

	5,637	5,397

Commitments and Contingencies (Notes 4 and 6)

Shareholder’s Equity
Common stock, 400,000,000 shares authorized, 138,632,324 shares issued and outstanding	2,771	2,596
Retained earnings	495	516
Accumulated other comprehensive income	5	3

	3,271	3,115

Total Liabilities and Shareholder’s Equity	$15,280	$14,611

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30
	2007	2006
(in Millions)
Operating Activities
Net Income	$207	$254
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	583	646
Deferred income taxes	(191)	31
Asset (gains) and reserves, net	12	(1)
Changes in assets and liabilities, exclusive of changes shown separately	367	(252)

Net cash from operating activities	978	678

Investing Activities
Plant and equipment expenditures	(598)	(735)
Proceeds from sale of assets, net	—	22
Restricted cash for debt redemptions	45	43
Proceeds from sale of nuclear decommissioning trust fund assets	227	136
Investment in nuclear decommissioning trust funds	(254)	(163)
Notes receivable from affiliates	(139)	—
Other investments	(16)	(12)

Net cash used for investing activities	(735)	(709)

Financing Activities
Issuance of long-term debt	—	247
Redemption of long-term debt	(132)	(123)
Short-term borrowings, net	(37)	(16)
Capital contribution by parent company	175	150
Dividends on common stock	(228)	(229)
Other	(5)	(6)

Net cash from (used for) financing activities	(227)	23

Net Increase (Decrease) in Cash and Cash Equivalents	16	(8)
Cash and Cash Equivalents at Beginning of the Period	27	26

Cash and Cash Equivalents at End of the Period	$43	$18

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity
and Comprehensive Income (unaudited)

				Accumulated
				Other
(Dollars in Millions,	Common Stock		Retained	Comprehensive
Shares in Thousands)	Shares	Amount	Earnings	Income	Total
Balance, December 31, 2006	138,632	$2,596	$516	$3	$3,115
Net income	—	—	207	—	207
Capital contribution by parent company	—	175	—	—	175
Dividends declared on common stock	—	—	(228)	—	(228)
Net change in unrealized gains on investments, net of tax	—	—	—	2	2

Balance, September 30, 2007	138,632	$2,771	$495	$5	$3,271

The following table displays comprehensive income for the nine-month periods ended September 30:

(in Millions)	2007	2006
Net income	$207	$254
Other comprehensive income, net of tax:
Net unrealized gains on investments:
Amounts reclassified from income, net of taxes of $1 and $-, respectively	2	—

Comprehensive income	$209	$254

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
A reconciliation of the asset retirement obligations for the 2007 nine-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2007	$1,069
Accretion	53
Liabilities settled	(5)
Revision in estimated cash flows	3

Asset retirement obligations at September 30, 2007	$1,120
Less amount included in current liabilities	(9)

$1,111

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Retirement Benefits and Trusteed Assets
The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2007	2006	2007	2006

Three Months Ended September 30
Service cost	$13	$12	$13	$10
Interest cost	36	34	21	22
Expected return on plan assets	(36)	(34)	(13)	(12)
Amortization of
Net loss	12	11	13	14
Prior service cost	2	2	1	1
Net transition liability	—	—	2	2
Special termination benefits	3	14	—	2

Net periodic benefit cost	$30	$39	$37	$39

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2007	2006	2007	2006

Nine Months Ended September 30
Service cost	$38	$38	$36	$34
Interest cost	104	102	67	66
Expected return on plan assets	(111)	(102)	(40)	(37)
Amortization of
Net loss	34	34	38	40
Prior service cost	5	6	3	3
Net transition liability	—	—	5	5
Special termination benefits	8	28	2	3

Net periodic benefit cost	$78	$106	$111	$114

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.
Income Taxes
Uncertain Tax Positions
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, we recognized a $0.7 million decrease in liabilities which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits amounted to $11.9 million and $6 million at January 1, 2007 and September 30, 2007, respectively. The decline in unrecognized tax benefits during the nine months ended September 30, 2007 was attributable to settlements with the Internal Revenue Service (IRS) for the 2002 and 2003 tax years. Unrecognized tax benefits totaling $0.1 million at January 1, 2007, if recognized, would favorably impact our effective tax rate. None of the unrecognized tax benefits at September 30, 2007 would impact our effective tax rate if recognized.
We recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on our Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $0.9 million and $0.3 million at January 1, 2007 and September 30, 2007, respectively. We had no accrued penalties pertaining to income taxes. We recognized interest expense related to income taxes of $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively. We recognized interest expense related to income taxes of $0.8 million for both of the three and nine months ended September 30, 2006.
Our U.S. federal income tax returns for years 2004 and subsequent years remain subject to examination by the IRS. We also file tax returns in certain state jurisdictions with varying statutes of limitation.

Michigan Business Tax
On July 12, 2007, the Michigan Business Tax (MBT) was enacted by the State of Michigan to replace the Michigan Single Business Tax (MSBT) effective January 1, 2008.
The MBT is comprised of the following:
•	An apportioned modified gross receipts tax of 0.8 percent; and

•	An apportioned business income tax of 4.95 percent.
The MBT provides credits for Michigan business investment, compensation, and research and development. The MBT will be accounted for as an income tax.
Effective with the enactment of the MBT in the third quarter of 2007, a state deferred tax liability of $296 million was recognized by the Company for cumulative differences between book and tax assets and liabilities. Effective September 30, 2007, legislation was adopted by the State of Michigan creating a deduction for businesses that realize an increase in their deferred tax liability due to the enactment of the MBT. Therefore, a deferred tax asset of $296 million was established related to the future deduction. The deduction will be claimed during the period of 2015 through 2029. The recognition of the enactment of the MBT did not have an impact on our income tax provision for the three and nine months ended September 30, 2007.
The $296 million of deferred tax liabilities and assets recognized were offset by corresponding regulatory assets and liabilities in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, as the impacts of the deferred tax liabilities and assets recognized upon enactment and amendment of the MBT will be reflected in our rates.
Stock-Based Compensation
Effective January 1, 2006, our parent company DTE Energy adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R), using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. Our allocation for the three months ended September 30, 2007 and 2006 for stock-based compensation expense was approximately $3 million and $2 million, respectively, while such allocation was $14 million and $10 million for the nine months ended September 30, 2007 and 2006, respectively. The cumulative effect of the adoption of SFAS 123(R), effective January 1, 2006, was an increase in net income of $1 million for the nine months ended September 30, 2006 as a result of estimating forfeitures for previously granted stock awards and performance shares.

Consolidated Statements of Cash Flows
A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

	Nine Months Ended
	September 30
	2007	2006
(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(103)	$(116)
Inventories	(25)	(28)
Accrued pensions	36	104
Accounts payable	329	6
Accrued PSCR refund	2	(162)
Income taxes payable	173	76
General taxes	32	10
Postretirement obligation	9	21
Other assets	(303)	(136)
Other liabilities	217	(27)

	$367	$(252)

Supplementary cash and non-cash information follows:

	Nine Months Ended
	September 30
(in Millions)	2007	2006
Cash Paid for:
Interest paid (excluding interest capitalized)	$235	$215
Income taxes paid, net of refunds	$112	$1
Under an inter-company credit agreement, we had short-term notes receivable from DTE Energy and affiliates. Short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at rates that approximate market.
Asset (gains) and reserves, net
Asset (gains) and reserves, net were $6 million for the third quarter of 2007 and $12 million for the nine-month period ending September 30, 2007, representing reserves for a loan guaranty related to the prior sale of Detroit Edison’s steam heating business to Thermal Ventures II, LP (Thermal).
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report in earnings unrealized gains and losses on items, for which the fair value option has been elected, at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the effects of this statement, and have not yet determined its impact on our consolidated financial statements.
Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires companies to (1) recognize the overfunded or underfunded status of defined benefit pension and defined benefit other postretirement plans in its financial statements, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and the prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost, (3) recognize adjustments to other comprehensive income when the actuarial gains or losses, prior service costs or credits, and transition assets or obligations are recognized as components of net periodic benefit cost, (4) measure postretirement benefit plan assets and plan obligations as of the date of the employer’s statement of financial position, and (5) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs or credits.
We adopted the requirement to recognize the funded status of a defined benefit pension or defined benefit other postretirement plan and the related disclosure requirements on December 31, 2006. We requested and received agreement from the MPSC to record the additional liability amounts on the Statements of Financial Position as a regulatory asset.
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
We have incurred CTA for employee severance and other costs. Other costs include project management and consultant support. Pursuant to MPSC authorization, beginning in the third quarter of 2006, Detroit Edison deferred approximately $102 million of CTA in 2006. We began amortizing deferred 2006 costs in 2007 as the recovery of these costs was provided for by the MPSC. Amortization expense amounted to $3 million and $8 million for the three and nine months ended September 30, 2007, respectively. We deferred approximately $18 million and $39 million of CTA during the three and nine months ended September 30, 2007, respectively. See Note 4.
Amounts expensed are recorded in the Operation and maintenance line on the Consolidated Statements of Operations. Deferred amounts are recorded in the Regulatory assets line on the Consolidated Statements of Financial Position. Expenses incurred for the three months ended September 30, 2007 and 2006 are as follows:

	Employee Severance Costs (1)		Other Costs		Total Cost
(in Millions)	2007	2006	2007	2006	2007	2006

Costs incurred:	$3	$18	$16	$10	$19	$28

Less amounts deferred or capitalized:	3	36	16	41	19	77

Amount expensed	$—	$(18)	$—	$(31)	$—	$(49)

(1)	Includes corporate allocations.

Expenses incurred for the nine months ended September 30, 2007 and 2006 are as follows:

	Employee Severance Costs (1)		Other Costs		Total Cost
(in Millions)	2007	2006	2007	2006	2007	2006

Costs incurred:	$14	$36	$30	$41	$44	$77

Less amounts deferred or capitalized:	14	36	30	41	44	77

Amount expensed	$—	$—	$—	$—	$—	$—

(1)	Includes corporate allocations.
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
As part of the settlement agreement, a Choice Incentive Mechanism (CIM) was established with a base level of electric choice sales set at 3,400 GWh. The CIM prescribes regulatory treatment of changes in non-fuel revenue attributed to increases or decreases in electric Customer Choice sales. The CIM has a deadband of ±200 GWh. If electric Customer Choice sales exceed 3,600 GWh, Detroit Edison will be able to recover 90 percent of its reduction in non-fuel revenue from full service customers up to $71 million. If electric Customer Choice sales fall below 3,200 GWh, Detroit Edison will credit 100 percent of the increase in non-fuel revenue to the unrecovered regulatory asset balance. Approximately $27 million was credited to the unrecovered regulatory asset in the nine months ended September 30, 2007.
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

In addition, Detroit Edison’s filing makes, among other requests, the following proposals:
•	Make progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to customers.

•	Equalize distribution rates between Detroit Edison full service and electric Customer Choice customers.

•	Re-establish with modification the CIM originally established in the Detroit Edison 2006 show cause filing. The CIM reconciles changes related to customers moving between Detroit Edison full service and electric Customer Choice.

•	Terminate the Pension Equalization Mechanism.

•	Establish an emission allowance pre-purchase plan to ensure that adequate emission allowances will be available for environmental compliance.

•	Establish a methodology for recovery of the costs associated with preparation of an application for a new nuclear generation facility.
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
On August 31, 2007, Detroit Edison filed a supplement to its April 2007 rate case filing. A July 2007 decision by the Court of Appeals of the State of Michigan remanded back to the MPSC the November 2004 order in a prior Detroit Edison rate case that denied recovery of merger control premium costs. The supplemental filing addressed recovery of approximately $61 million related to the merger control premium. The filing also included the impact of the July 2007 enactment of the Michigan Business Tax (MBT), effective in 2008, of approximately $5 million. In addition, Detroit Edison has included the financial impact of the MBT related to its securitization bonds (Fermi nuclear plant assets) of approximately $12 million, partially offset by other adjustments to the original April 2007 rate case filing of $2 million. The net impact of the supplemental changes results in an additional revenue requirement of approximately $76 million annually. An MPSC order related to this filing is expected in 2008.
Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, we filed an application with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. We sought MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related CTA. We anticipate the Performance Excellence Process to continue into 2008. Our CTA is estimated to total approximately $150 million. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison, commencing in 2006, to defer the incremental CTA. Further, the order provides for Detroit Edison to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. At year-end 2006, Detroit Edison recorded deferred CTA costs of $102 million as a regulatory asset and began amortizing deferred 2006 costs in 2007, as the recovery of these costs was provided for by the MPSC in its order approving the settlement of the show cause proceeding. During the three and nine months ended September 30, 2007, Detroit Edison deferred CTA costs of $18 million and $39 million, respectively. Amortization of prior year deferred CTA costs amounted to $3 million and $8 million during the three and nine months ended September 30, 2007, respectively.
Accounting for Costs Related to Enterprise Business Systems (EBS)
In July 2004, we filed an accounting application with the MPSC requesting authority to capitalize and amortize costs related to EBS, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In April 2005, the MPSC approved a settlement agreement providing for the deferral of up to $60 million of certain EBS costs that would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. At September 30, 2007, approximately $25 million of EBS costs have been deferred as a regulatory asset. In addition, EBS costs recorded as plant assets will be amortized over a 15-year period, pursuant to MPSC authorization.
Fermi 2 Enhanced Security Costs Settlement
The Customer Choice and Electricity Reliability Act, as amended in 2003, allows for the recovery of reasonable and prudent costs of new and enhanced security measures required by state or federal law, including providing for reasonable security from an act of terrorism. In December 2006, we filed an application with the MPSC for recovery of $11.4 million of Fermi 2 Enhanced Security Costs (ESC), discounted back to September 11, 2001 plus carrying costs from that date. In April 2007, the MPSC approved a settlement agreement that authorizes Detroit Edison to recover Fermi-2 ESC incurred during the period of September 11, 2001 through December 31, 2005. The settlement defined Detroit Edison’s ESC, discounted back to September 11, 2001, as $9.1 million, plus carrying charges. A total of $13 million, including carrying charges, has been deferred as a regulatory asset. Detroit Edison is authorized to incorporate into its rates an enhanced security factor over a period not to exceed five years. Amortization of this regulatory asset was approximately $2 million in the nine months ended September 30, 2007.
Reconciliation of Regulatory Asset Recovery Surcharge
In December 2006, Detroit Edison filed a reconciliation of costs underlying its existing Regulatory Asset Recovery Surcharge (“RARS”). In this filing, Detroit Edison replaced estimated costs for 2003–2005 included in the last general rate case with actual costs incurred. Also reflected in the filing was the replacement of estimated revenues with actual revenues collected. This true-up filing was made to maximize the remaining time for recovery of significant cost increases prior to expiration of the RARS five-year recovery limit under PA 141. Detroit Edison requested a reconciliation of the regulatory asset surcharge to ensure proper recovery by the end of the five year period of: (1) Clean Air Act Expenditures, (2) Capital in Excess of Base Depreciation, (3) MISO Costs and (4) the regulatory liability for the 1997 Storm Charge. In July 2007, the MPSC approved a negotiated RARS deficiency settlement that resulted in a $10 million write down of RARS-related costs in 2007. As previously discussed above, the CIM in the MPSC Show-Cause Order will reduce the regulatory asset. Approximately $27 million was credited to the unrecovered regulatory asset in the nine months ended September 30, 2007.
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
In December 2005, the MPSC issued a temporary order authorizing the Company to begin implementation of maximum quarterly PSCR factors on January 1, 2006. The quarterly factors reflect a downward adjustment in the Company’s total power supply costs of approximately 2 percent to reflect the potential variability in cost projections. The quarterly factors allowed the Company to more closely track the costs of providing electric service to our customers and, because the non-summer factors are well below those ordered for the summer months, effectively delay the higher power supply costs to the summer months at which time our customers will not be experiencing large expenditures for home heating. The MPSC did not adopt the Company’s request to recover its projected 2005 PSCR under- collection associated with commercial and industrial customers nor did it adopt the Company’s request to implement contingency factors based upon the Company’s increased costs associated with providing electric service to returning electric Customer Choice customers. The MPSC deferred both of those Company proposals to the final order on the Company’s entire 2006 PSCR Plan. In September 2006, the MPSC issued an order in this case that approved the inclusion of sulfur dioxide emission allowance expense in the PSCR, determined that fuel additive expense should not be included in the PSCR based upon its impact on maintenance expense, found the Company’s determination of third party sales revenues to be correct, and allowed the Company to increase its PSCR factor for the balance of the year in an effort to reverse the effects of the previously ordered temporary reduction. The MPSC declined to rule on the Company’s requests to include mercury emission allowance expense in the PSCR or its request to include prior PSCR over/(under) recoveries in future year PSCR plans. The Company filed its 2006 PSCR reconciliation case in March 2007. The $51 million under-collection amount reflected in that filing is being collected in the 2007 PSCR plan. An MPSC order in this case is expected in 2008.
2007 Plan Year — In September 2006, Detroit Edison filed its 2007 PSCR plan case seeking approval of a levelized PSCR factor of 6.98 mills per kWh above the amount included in base rates for all PSCR customers. The Company’s PSCR plan filing included $130 million for the recovery of its projected 2006 PSCR under-collection, bringing the total requested PSCR factor to 9.73 mills/kWh. The Company’s application included a request for an early hearing and temporary order granting such ratemaking authority. The Company’s 2007 PSCR Plan includes fuel and power supply costs, including NOx and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company filed supplemental testimony and briefs in December 2006 supporting its updated request to include approximately $81 million for the recovery of its projected 2006 PSCR under-collection. The MPSC issued a temporary order in December 2006 approving the Company’s request. In addition, Detroit Edison was granted the authority to include all PSCR over/(under) collections in future PSCR plans, thereby reducing the time between refund or recovery of PSCR reconciliation amounts. The Company began to collect its 2007 power supply costs, including the 2006 rollover amount, through a PSCR factor of 8.69 mills/kWh on January 1, 2007. The Company reduced the PSCR factor to 6.69 mills/kWh on July 1, 2007 based on the updated 2007 PSCR Plan year projections. In August 2007, the MPSC approved Detroit Edison’s 2007 PSCR case and authorized the Company to charge a maximum power supply cost recovery factor of 8.69 mills/kWh in 2007.
2008 Plan Year — In September 2007, Detroit Edison filed its 2008 PSCR plan case seeking approval of a levelized PSCR factor of 9.23 mills/kWh above the amount included in base rates for all PSCR customers. The Company is supporting a total 2008 power supply expense forecast of $1.3 billion which includes $1million for the recovery of its projected 2007 PSCR undercollection. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including; fuel costs, purchased and net interchange power costs, NOx and SO2 emission allowance costs, transmission costs and Midwest Independent Transmission System Operator (MISO) costs. Also included in the filing is a request for approval of the Company’s emission compliance strategy which includes pre-purchases of emission allowances as well as a request for pre-approval of a contract for capacity and energy associated with a renewable (wind energy) project.
Other
On July 3, 2007, the Court of Appeals of the State of Michigan published its decision with respect to an appeal by among others, The Detroit Edison Company of certain provisions of a November 23, 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. In its published decision, the Court of Appeals held that Detroit Edison is entitled to recover its allocated share of the merger control premium and remanded this matter to the MPSC for further proceedings to establish the precise amount and timing of this recovery. As discussed above, Detroit Edison filed a supplement to its April 2007 rate case to address the recovery of the merger control premium costs. Other parties have filed requests for leave to appeal to the Michigan Supreme Court from the Court of Appeals decision. Detroit Edison is unable to predict the financial or other outcome of any legal or regulatory proceeding at this time.
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
Water – In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $53 million over the three to five years subsequent to 2006 in additional capital expenditures to comply with these requirements. However, a recent court decision remanded back to the EPA several provisions of the federal regulation which may result in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies.

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
Labor Contracts
There are several bargaining units for our represented employees. A July 2007 tentative agreement was not ratified by approximately 3,100 of our represented employees. In October 2007, a new tentative agreement was reached, subject to ratification by such bargaining unit members. The contracts of the remaining represented employees expire at various dates in 2008.
Purchase Commitments
Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments totaling $24 million at September 30, 2007 is being amortized to fuel and purchased power expense with non-cash accretion expense being recorded through 2008. We estimate steam and electric purchase commitments from 2007 through 2024 will not exceed $386 million. In January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Due to terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA until 2008 and recorded an additional liability of $63 million for future commitments. Also, we guaranteed bank loans of $13 million that Thermal Ventures II, LP may use for capital improvements to the steam heating system. During the three and nine months ended September 30, 2007, we recorded reserves of $6 million and $13 million, respectively, related to the bank loan guarantee.
As of September 30, 2007, we were party to numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of fuel supply commitments. We estimate that these commitments will be approximately $1.3 billion from 2007 through 2020. We also estimate that 2007 capital expenditures will be $875 million. We have made certain commitments in connection with expected capital expenditures.
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
Other Contingencies
Detroit Edison is involved in a contract dispute with BNSF Railway Company that was referred to arbitration. Under this contract, BNSF transports western coals east for Detroit Edison. We filed a breach of contract claim against BNSF for the failure to provide certain services that we believe are required by the contract. We received an award from the arbitration panel in September 2007 which held that BNSF is required to provide such services under the contract and awarded damages to us. The award is subject to appeal. While we believe that the arbitration panel’s award will be upheld if it is appealed, a negative decision on appeal could have an adverse effect on our business.
We are involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims we can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on our operations or financial statements in the periods they are resolved.
See Note 4 for a discussion of contingencies related to regulatory matters.

Other Information
Risk Factors
In addition to the risk factors discussed below and other information set forth in this report, the risk factors discussed in Part 1, Item 1A. Company Risk Factors in The Detroit Edison Company’s 2006 Form 10-K, which could materially affect the Company’s businesses, financial condition, future operating results and/or cash flows should be carefully considered. Additional risks and uncertainties not currently known to the Company, or that are currently deemed to be immaterial, also may materially adversely affect the Company’s business, financial condition and/or future operating results.
A work interruption may adversely affect us. Unions represent a majority of our employees. A union choosing to strike as a negotiating tactic would have an impact on our business. There are several bargaining units for our represented employees. A July 2007 tentative agreement was not ratified by approximately 3,100 of our represented employees. In October 2007, a new tentative agreement was reached, subject to ratification by such bargaining unit members. We can provide no assurance that the new tentative agreement will be ratified. The contracts of the remaining represented employees expire at various dates in 2008. We are unable to predict the effects a work stoppage would have on our costs of operation and financial performance.
Failure to successfully implement new processes and information systems could interrupt our operations. Our businesses depend on numerous information systems for operations and financial information and billings. We are in the midst of a multi-year Company-wide initiative to improve existing processes and implement new core information systems. We launched the first phase of our Enterprise Business Systems project in 2005. The second phase of implementation began in April 2007 and continues throughout 2007. Failure to successfully implement new processes and new core information systems could interrupt our operations.
Exhibits

Exhibit
Number	Description
Filed:
31-35	Chief Executive Officer Section 302 Form 10-Q Certification
31-36	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:
32-35	Chief Executive Officer Section 906 Form 10-Q Certification
32-36	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
Date: November 9, 2007	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President, Controller and Chief Accounting Officer