Form 10-Q
period 2008-03-31
DETROIT EDISON CO
filed 2008-05-12
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2008
Commission file number 1-2198
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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
All of the registrant’s 138,632,324 outstanding shares of common stock are owned by DTE Energy Company.

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2008

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

Part I — Item 2.
The Detroit Edison Company
Management’s Narrative Analysis of Results of Operations
The Management’s Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.
Factors impacting income: Net income increased $1 million in the first quarter of 2008 compared to the same period in 2007 due to higher gross margins, partially offset by higher operating expenses.
Increase (Decrease) in Statement of Operations Components Compared to Prior Year

(in Millions)	Three Months
Operating Revenues	$59
Fuel and Purchased Power	48

Gross Margin	11
Operation and Maintenance	10
Depreciation and Amortization	10
Taxes Other Than Income	(10)
Other Asset (Gains), Losses and Reserves, Net	(7)

Operating Income	8
Other (Income) and Deductions	3
Income Tax Provision	4

Net Income	$1

Gross margin increased $11 million in the first quarter of 2008 as compared to the same period in 2007. The increase in 2008 was attributed to higher margins due to returning sales from electric Customer Choice and service territory performance, partially offset by reductions in revenues for over-collections of our Regulatory Asset Recovery Surcharge (“RARS”) and our recoverable pension cost. Revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism.
The following table details changes in various gross margin components relative to the comparable prior period:
Increase (Decrease) in Gross Margin Components Compared to Prior Year

(in Millions)	Three Months
Weather related margin impacts	$3
Return of customers from electric Customer Choice	8
Service territory performance	8
RARS over-collection	(3)
Recoverable pension cost	(4)
Other, net	(1)

Increase in gross margin	$11

	Three Months Ended
Power Generated and Purchased	March 31
(in Thousands of MWh)	2008	2007
Power Plant Generation
Fossil	10,240	10,557
Nuclear	2,343	2,428

	12,583	12,985
Purchased Power	1,730	1,233

System Output	14,313	14,218
Less Line Loss and Internal Use	(845)	(784)

Net System Output	13,468	13,434

Average Unit Cost ($/MWh)
Generation (1)	$16.60	$15.41

Purchased Power	$61.60	$63.88

Overall Average Unit Cost	$22.04	$19.62

(1)	Represents fuel costs associated with power plants.

	Three Months Ended
	March 31
(in Thousands of MWh)	2008	2007
Electric Sales
Residential	3,932	3,786
Commercial	4,362	4,309
Industrial	3,516	3,374
Wholesale	723	735
Other	109	110

	12,642	12,314
Interconnections sales (1)	826	1,120

Total Electric Sales	13,468	13,434

Electric Deliveries
Retail and Wholesale	12,642	12,314
Electric Customer Choice	398	451
Electric Customer Choice – Self Generators (2)	58	67

Total Electric Sales and Deliveries	13,098	12,832

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $10 million in the first quarter of 2008 compared to the same period in 2007 primarily due to $7 million of increased uncollectible expense and $3 million of higher labor expense.
Depreciation and amortization expense increased $10 million in the first quarter of 2008 compared to the same period in 2007. The 2008 increase is attributed to $4 million of higher software amortization primarily due to the Enterprise Business System implementation in the second quarter of 2007, increased depreciation of $3 million due to higher levels of depreciable plant and $2 million of increased amortization of our regulatory assets.
Taxes other than income decreased $10 million in the first quarter of 2008 compared to the same period in 2007 due to a $9 million decrease in Michigan Single Business Tax (MSBT) expense, which was replaced with the Michigan Business Tax (MBT) in 2008 and accounted for in the Income tax provision.

Other asset (gains), losses and reserves, net expense decreased $7 million in the first quarter of 2008 due to a $7 million reserve established in 2007 for a loan guaranty related to our former ownership of a steam heating business now owned by Thermal Ventures II, LP (Thermal).
Outlook – We will move forward in our efforts to continue to improve the operating performance of Detroit Edison. We continue to resolve outstanding regulatory issues and continue to pursue additional regulatory and/or legislative solutions for structural problems within the Michigan electric market, primarily electric Customer Choice and the need to adjust rates for each customer class to reflect the full cost of service. We expect cash flows and operating performance to continue to be at risk due to the electric Customer Choice program until the issues associated with this program are resolved. We are also seeking regulatory reform to ensure more timely cost recovery and resolution of rate cases. If enacted, these issues would be addressed, for the most part, by the package of bills to establish a sustainable long-term energy plan recently passed by the Michigan House of Representatives, discussed below. Looking forward, additional issues, such as rising prices for coal and other commodities, health care and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will continue to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
Long term, we will be required to invest an estimated $2.4 billion on emission controls through 2018. We intend to seek recovery of these investments in future rate cases.
Additionally, our service territory may require additional generation capacity. A new base-load generating plant has not been built within the State of Michigan in over 20 years. Should our regulatory environment be conducive to such a significant capital expenditure, we may build, upgrade or co-invest in a base-load coal facility or a new nuclear plant. We have not decided on construction of a new base-load nuclear plant; however, in February 2007 we announced preparation of a license application for construction and operation of a new nuclear power plant on the site of Fermi 2. By completing the license application before the end of 2008, we may qualify for financial incentives under the Federal Energy Policy Act of 2005. We are also studying the possible transfer of a gas-fired peaking electric generating plant from our non-utility operations to our electric utility to support future power generation requirements.
The following variables, either individually or in combination, could impact our future results:
•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize plant and distribution system performance;

•	Variations in market prices of power, coal and gas;

•	Economic conditions within Michigan;

•	Weather, including the severity and frequency of storms;

•	The level of customer participation in the electric Customer Choice program; and

•	Any potential new federal and state environmental, renewable energy and energy efficiency requirements.
In April 2008, a package of bills to establish a sustainable, long-term energy plan was passed by the Michigan House of Representatives. Key provisions of the bills include:
•	A 10 percent limit on the electric Customer Choice program. Once customers representing 10 percent of a utility’s load have elected to receive their generation from an alternate electricity supplier, remaining customers would be maintained on full, bundled utility service. As of March 31, 2008, approximately 2 percent of Detroit Edison’s load was on the electric Customer Choice program. The bill also codifies prior MPSC requirements for customers returning to full utility service.

•	A requirement that the MPSC set rates based on cost-of-service for all customer classes, eliminating the current subsidy for residential customers included in business customer rates. Elimination of the subsidy (de-skewing) would be phased in over a five year period. Rates for schools and other qualified educational institutions would be immediately set at their cost of service.

•	A 12 month hard-stop deadline for the MPSC to complete a rate case and the ability for the utility to self-implement rate changes six months after a rate filing, bringing Michigan in line with many other states. If the final rate case order leads to lower rates than the utility had self-implemented, the utility would refund, with interest, the difference. In addition, utility rate cases would be based on a forward test year. The bill also provides organizational changes which may enable the MPSC to obtain increased funding to hire staff to meet the new timetable.

•	A Certificate of Need (CON) process for capital projects costing more than $500 million. The MPSC would be required to review for prudency proposed investments in new generating assets, acquisition of existing power plants, major upgrades of power plants, and long-term power purchase agreements. Utilities would also be provided the opportunity to recover interest expense during construction. As part of the CON process, the MPSC would be directed to establish and approve a financing plan and the recovery of new investments in customer rates.

•	A review and approval process, including evaluation criteria, for the MPSC for proposed utility merger and acquisitions in Michigan.

•	A renewable portfolio standard (RPS) of 4% by 2012 and 10% by 2015. Qualifying renewable energy sources would include wind, biomass, solar, hydro, geothermal, waste industrial gases and industrial thermal energy. After passage of the new law, the MPSC would establish a per meter surcharge to fund the RPS requirements. The monthly surcharge is limited to $3 for residential customers, $16.58 for commercial customers and $187.50 for industrial customers. The recovery mechanism starts prior to actual construction in order to smooth the rate impact for customers. Within 5 months of the passage of the new law, the utilities would file an RPS plan with the MPSC. A utility will not have to comply with the RPS standards if the MPSC determines that the added costs of meeting the RPS standard exceed the per meter caps. The bills specify that a utility can build up to 33 percent of the generation required to meet the RPS. An additional 33 percent would be developed by others and sold to the utility. The remaining renewable generation would be contracted through long-term power purchase agreements (PPA).

•	A requirement for utilities to create specific efficiency programs for each customer class including incentives for meeting performance goals. For electric sales, the program would target 0.3 percent annual savings in 2008/2009, ramping up to 1 percent annual savings by 2012. For natural gas sales, the targeted annual savings start at 0.1 percent in 2008/2009 before ramping up to 0.75 percent by 2012. The MPSC may allow a utility to recover over time the actual costs of its efficiency programs in base rates. Costs would be limited to 2 percent maximum of total utility revenues (1.5 percent of business revenues). The bill would also allow a natural gas utility that spends at least 0.5 percent of its revenues on energy efficiency programs to decouple revenues from volumetric sales, adjusting for sales volumes above or below forecasted levels. Similar to the RPS bills, a cost test would be implemented to ensure reasonable costs. If a utility spends at the MPSC approved levels, it would be considered in full compliance even if the savings targets are not met.
The bills move to the Michigan Senate where action is anticipated by mid-summer 2008. We are unable to predict the outcome of the legislative process and the impact of the legislative process to the Company.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part I – Item 1.
The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2008	2007
Operating Revenues	$1,153	$1,094

Operating Expenses
Fuel and purchased power	402	354
Operation and maintenance	358	348
Depreciation and amortization	192	182
Taxes other than income	62	72
Other reserves	—	7

	1,014	963

Operating Income	139	131

Other (Income) and Deductions
Interest expense	76	74
Interest income	(1)	(1)
Other income	(12)	(11)
Other expenses	11	9

	74	71

Income Before Income Taxes	65	60

Income Tax Provision	24	20

Net Income	$41	$40

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions)	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$30	$47
Restricted cash	80	135
Accounts receivable (less allowance for doubtful accounts of $94 and $93, respectively)
Customer	683	727
Collateral held by others	33	32
Affiliates	11	3
Other	16	58
Accrued power supply cost recovery revenue	25	75
Inventories
Fuel	157	150
Materials and supplies	169	165
Other	87	60

	1,291	1,452

Investments
Nuclear decommissioning trust funds	797	824
Other	107	111

	904	935

Property
Property, plant and equipment	14,481	14,372
Accumulated depreciation	(5,723)	(5,640)

	8,758	8,732

Other Assets
Regulatory assets	2,491	2,511
Securitized regulatory assets	1,095	1,124
Intangible assets	14	9
Other	125	122

	3,725	3,766

Total Assets	$14,678	$14,885

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions, Except Shares)	2008	2007
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable – affiliates	$140	$138
Accounts payable – other	351	396
Accrued interest	66	77
Dividends payable	76	76
Accrued vacations	57	52
Short-term borrowings – affiliates	290	277
Short-term borrowings – other	440	406
Current portion of long-term debt, including capital leases	181	174
Other	250	243

	1,851	1,839

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,221	3,473
Securitization bonds	996	1,065
Capital lease obligations	40	42

	4,257	4,580

Other Liabilities
Deferred income taxes	1,800	1,825
Regulatory liabilities	574	583
Asset retirement obligations	1,165	1,160
Unamortized investment tax credit	92	95
Nuclear decommissioning	130	134
Accrued pension liability	47	47
Accrued postretirement liability	818	816
Other	500	503

	5,126	5,163

Commitments and Contingencies (Notes 5 and 8)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	2,946	2,771
Retained earnings	493	528
Accumulated other comprehensive income	5	4

	3,444	3,303

Total Liabilities and Shareholder’s Equity	$14,678	$14,885

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2008	2007
Operating Activities
Net Income	$41	$40
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	192	182
Deferred income taxes	(14)	(48)
Asset (gains) and reserves, net	(1)	7
Changes in assets and liabilities, exclusive of changes shown separately	113	41

Net cash from operating activities	331	222

Investing Activities
Plant and equipment expenditures	(213)	(253)
Restricted cash for debt redemptions	55	47
Proceeds from sale of nuclear decommissioning trust fund assets	52	57
Investment in nuclear decommissioning trust funds	(61)	(66)
Other investments	(12)	—

Net cash used for investing activities	(179)	(215)

Financing Activities
Redemption of long-term debt	(74)	(73)
Repurchase of long-term debt	(238)	—
Short-term borrowings, net	47	(35)
Capital contribution by parent company	175	175
Dividends on common stock	(76)	(76)
Other	(3)	—

Net cash used for financing activities	(169)	(9)

Net Decrease in Cash and Cash Equivalents	(17)	(2)
Cash and Cash Equivalents at Beginning of the Period	47	27

Cash and Cash Equivalents at End of the Period	$30	$25

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and
Comprehensive Income (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2007	138,632	$1,386	$1,385	$528	$4	$3,303

Net income	—	—	—	41	—	41
Capital contribution by parent company	—	—	175	—	—	175
Dividends declared on common stock	—	—	—	(76)	—	(76)
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1

Balance, March 31, 2008	138,632	$1,386	$1,560	$493	$5	$3,444

The following table displays other comprehensive income for the three-month periods ended March 31:

(in Millions)	2008	2007
Net income	$41	$40
Other comprehensive income, net of tax:
Net unrealized gains on investments:
Amounts reclassified to income, net of taxes of $1 and $1	1	2

Comprehensive income	$42	$42

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — GENERAL
These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K.
The accompanying Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
The Consolidated Financial Statements are unaudited, but in our opinion include all adjustments necessary for a fair presentation of such financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.
Asset Retirement Obligations
The Company records asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. The Company has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants. The Company has conditional retirement obligations for the disposal of asbestos at certain of its power plants. To a lesser extent, the Company has conditional retirement obligations at certain service centers, and disposal costs for PCB contained within transformers and circuit breakers. The Company recognizes such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free rate.
Timing differences arise in the expense recognition of legal asset retirement costs that the Company is currently recovering in rates. The Company defers such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
A reconciliation of the asset retirement obligations for the three months ended March 31, 2008 follows:

(in Millions)
Asset retirement obligations at January 1, 2008	$1,170
Accretion	19
Liabilities settled	(2)
Revision in estimated cash flows	(10)

Asset retirement obligations at March 31, 2008	1,177
Less amount included in current liabilities	(12)

$1,165

Approximately $1 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear power plant.

Retirement Benefits and Trusteed Assets
The following details the components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
(in Millions)	2008	2007	2008	2007
Service cost	$12	$13	$12	$11
Interest cost	37	34	23	23
Expected return on plan assets	(41)	(37)	(14)	(13)
Amortization of:
Net actuarial loss	7	11	7	12
Prior service cost	2	2	—	1
Net transition liability	—	—	1	2
Special termination benefits	—	4	—	2

Net periodic benefit cost	$17	$27	$29	$38

Special Termination Benefits in the above table represents costs associated with the Company’s Performance Excellence Process.
The Company expects to contribute $150 million to its qualified pension plans during its fiscal year 2008. No contributions have been made to the plans for the three months ended March 31, 2008.
The Company expects to contribute $5 million to its non-qualified pension plans during its fiscal year 2008. No contributions have been made to the plans for the three months ended March 31, 2008.
The Company expects to contribute $76 million to its postretirement medical and life insurance benefit plans during its fiscal year 2008. No contributions have been made to the plans for the three months ended March 31, 2008.
Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2008 was 37% as compared to 33% for the three months ended March 31, 2007. The increase in effective tax rate was primarily attributable to higher state income taxes related to the Michigan Business Tax which was effective January 1, 2008.
Unrecognized tax benefits at March 31, 2008 and at December 31, 2007, if recognized, would not materially impact our effective tax rate. We do not anticipate any significant changes in the unrecognized tax benefits during the next twelve months.
Short-Term Credit Arrangements and Borrowings
Detroit Edison has a $200 million short-term financing agreement secured by customer accounts receivable. This agreement contains certain covenants related to the delinquency of accounts receivable. At March 31, 2008, Detroit Edison exceeded the default-to-delinquency ratio, giving the lender the right to terminate the agreement. Detroit Edison has received a letter agreement from the lender waiving its right to terminate. The waiver expires September 30, 2008. The Company had an outstanding balance of $200 million and $125 million at March 31, 2008 and December 31, 2007, respectively.
Stock-Based Compensation
Our parent company, DTE Energy, follows SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. The Company received an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. The allocation for the three months ended March 31, 2008 and 2007 for stock-based compensation expense was approximately $3 million and $4 million, respectively.

Consolidated Statements of Cash Flows
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary cash information:

	Three Months Ended
	March 31
(in Millions)	2008	2007
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$76	$(9)
Inventories	(11)	7
Accrued pensions	7	13
Accounts payable	—	(2)
Accrued PSCR refund	52	49
Income taxes payable	3	62
General taxes	(9)	11
Postretirement obligation	2	5
Other assets	4	(35)
Other liabilities	(11)	(60)

	$113	$41

Supplementary Cash Information
Cash paid for interest (net of interest capitalized)	$87	$114
Cash paid for income taxes	$1	$1
Other reserves
Other reserves were $7 million in the first quarter of 2007 representing a reserve for a loan guaranty related to the prior sale of Detroit Edison’s steam heating business to Thermal Ventures II, LP.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
Fair Value Accounting
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2008, the Company adopted SFAS No. 157. As permitted by FASB Staff Position FAS No. 157-2, the Company has elected to defer the effective date of SFAS No. 157 as it pertains to non-financial assets and liabilities to January 1, 2009. See also Note 3.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report in earnings unrealized gains and losses on items, for which the fair value option has been elected, at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. At January 1, 2008, the Company elected not to use the fair value option for financial assets and liabilities held at that date.

Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is applied prospectively to business combinations entered into by the Company after January 1, 2009, with earlier adoption prohibited. The Company will apply the requirements of SFAS No. 141 (R) to business combinations consummated after January 1, 2009.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company will adopt SFAS No. 160 as of January 1, 2009 and is currently assessing the effects of SFAS No. 160 on its consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption are encouraged but not required. The Company will adopt SFAS No. 161 on January 1, 2009.
Offsetting Amounts Related to Certain Contracts
In April 2007, the FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP permits the Company to offset the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting arrangement. As a result, the Company will be permitted to record one net asset or liability that represents the total net exposure of all derivative positions under a master netting arrangement. The decision to offset derivative positions under master netting arrangements remains an accounting policy choice. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. It is to be applied retrospectively by adjusting the financial statements for all periods presented. The Company adopted FSP FIN 39-1 as of January 1, 2008. At adoption, the Company chose to offset the collateral amounts against the fair value of derivative assets and liabilities, reducing both the Company’s total assets and total liabilities.
NOTE 3 – FAIR VALUE
Effective January 1, 2008, the Company adopted SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The Company has elected the option to defer the effective date of SFAS No. 157 as it pertains to non-financial assets and liabilities to January 1, 2009.
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. SFAS No. 157 requires that assets and liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined by SFAS No.157 as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2008:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	March 31, 2008
Assets:
Nuclear decommissioning trusts	$474	$323	$—	$797
Employee benefit trust investments	—	60	—	60
Derivative assets	—	—	2	2

Total	$474	$383	$2	$859

Liabilities:
Deferred compensation	$—	$(2)	$—	$(2)
Derivative liabilities	—	—	(1)	(1)

Total	$—	$(2)	$(1)	$(3)

Net Assets at March 31, 2008	$474	$381	$1	$856

Nuclear Decommissioning Funds
The trust fund investments have been established to satisfy Detroit Edison’s nuclear decommissioning obligations. The nuclear decommissioning trust fund investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued using quoted prices in actively traded markets. Non-exchange traded fixed income securities are valued based upon quotations available from brokers or pricing services.
Employee Benefit Trust Investments
The employee benefit trust investments shown in the fair value table are invested in commingled funds and institutional mutual funds holding equity or fixed income securities. The commingled funds and institutional mutual funds which hold exchange-traded equity securities are valued using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services.
Deferred Compensation Liabilities
Deferred compensation plans allow eligible participants to defer a portion of their compensation. The participant is able to designate the investment of the deferred compensation to investments available under the 401(k) plan offered by the Company, although the Company does not actually purchase the investments. The deferred compensation liability is determined based upon the fair values of the mutual funds and equity securities designated in each participant’s account.
Derivative Assets and Liabilities
Derivative assets and liabilities are comprised of physical and financial derivative contracts, including forwards, options and financial transmission rights. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. Other derivatives contracts are valued based upon a variety of inputs including commodity market prices, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. Mathematical valuation models are used for derivatives for which external market data is not readily observable.

NOTE 4 – RESTRUCTURING
Restructuring – Performance Excellence Process
In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process and began a series of focused improvement initiatives. This process continued as of March 31, 2008.
The Company incurred costs to achieve (CTA) restructuring expense for employee severance and other costs. Other costs include project management and consultant support. Pursuant to MPSC authorization, beginning in the third quarter of 2006, Detroit Edison deferred approximately $102 million of CTA in 2006. During 2007, Detroit Edison deferred CTA costs of $54 million. Detroit Edison began amortizing deferred 2006 costs in 2007 and 2007 deferred costs in 2008 as the recovery of these costs was provided for by the MPSC. Amortization expense was $4 million and $3 million for the three months ended March 31, 2008 and 2007, respectively. Detroit Edison deferred approximately $4 million and $13 million of CTA for the three months ended March 31, 2008 and 2007, respectively. See Note 5.
Amounts expensed are recorded in Operation and maintenance on the Consolidated Statements of Operations. Deferred amounts are recorded in the Regulatory assets line on the Consolidated Statements of Financial Position. Costs incurred for the three months ended March 31, 2008 and 2007 are as follows:

	Employee Severance Costs (1)		Other Costs		Total Cost
(in Millions)	2008	2007	2008	2007	2008	2007
Costs incurred	$—	$8	$4	$7	$4	$15
Less amounts deferred or capitalized	—	8	4	7	4	15

Amount expensed	$—	$—	$—	$—	$—	$—

(1)	Includes corporate allocations.
NOTE 5 — REGULATORY MATTERS
Regulation
Detroit Edison is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates and recovery of certain costs. These costs include the costs of generating facilities, regulatory assets, conditions of service, accounting, and operating-related matters. Detroit Edison is also regulated by the FERC with respect to financing authorization and wholesale electric activities.
MPSC Show-Cause Order
In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its rates should not be reduced in 2007. Subsequently, Detroit Edison filed its response to this order and the MPSC issued an order approving a settlement agreement in this proceeding on August 31, 2006. The order provided for an annualized rate reduction of $53 million for 2006, effective September 5, 2006. Beginning January 1, 2007, and continuing until April 13, 2008, one year from the filing of the general rate case on April 13, 2007, rates were reduced by an additional $26 million, for a total reduction of $79 million annually. The revenue reduction is net of the recovery of the amortization of the costs associated with the implementation of the Performance Excellence Process. The settlement agreement provided for some level of realignment of the existing rate structure by allocating a larger percentage share of the rate reduction to the commercial and industrial customer classes than to the residential customer classes.
As part of the settlement agreement, a Choice Incentive Mechanism (CIM) was established with a base level of electric choice sales set at 3,400 GWh. The CIM prescribes regulatory treatment of changes in non-fuel revenue attributed to increases or decreases in electric Customer Choice sales. If electric Customer Choice sales exceed 3,600 GWh, Detroit Edison will be able to recover 90% of its reduction in non-fuel revenue from full service customers, up to $71 million. If electric Customer Choice sales fall below 3,200 GWh, Detroit Edison will credit 100% of the increase in non-fuel revenue to the unrecovered regulatory asset balance. In March 2008, Detroit Edison filed a reconciliation of its CIM for the year 2007. Detroit Edison’s annual Electric Choice sales for 2007 were 2,239 GWh which was below the base level of sales of 3,200 GWh. Accordingly, the Company used the resulting additional non-fuel revenue to reduce unrecovered regulatory asset balances related to the Regulatory Asset Recovery Surcharge (RARS) mechanism. This reconciliation did not result in any rate increase.
2007 Electric Rate Case Filing
Pursuant to the February 2006 MPSC order in Detroit Edison’s rate restructuring case and the August 2006 MPSC order in the settlement of the show cause case, Detroit Edison filed a general rate case on April 13, 2007 based on a 2006 historical test year. The filing with the MPSC requested a $123 million, or 2.9%, average increase in Detroit Edison’s annual revenue requirement for 2008.

The requested $123 million increase in revenues is required to recover significant environmental compliance costs and inflationary increases, partially offset by net savings associated with the Performance Excellence Process. The filing was based on a return on equity of 11.25% on an expected 50% capital and 50% debt capital structure by the end of 2008.
In addition, Detroit Edison’s filing made, among other requests, the following proposals:
•	Make progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to business customers;

•	Equalize distribution rates between Detroit Edison full service and Customer Choice customers;

•	Re-establish with modification the CIM originally established in the Detroit Edison 2006 show cause filing. The CIM reconciles changes related to customers moving between Detroit Edison full service and electric Customer Choice;

•	Terminate the Pension Equalization Mechanism;

•	Establish an emission allowance pre-purchase plan to ensure that adequate emission allowances will be available for environmental compliance; and

•	Establish a methodology for recovery of the costs associated with preparation of an application for a new nuclear generation facility.
Also in the filing, in connection with Michigan’s 21st Century Energy Plan, Detroit Edison reinstated a long-term integrated resource planning (IRP) process with the purpose of developing the least overall cost plan to serve customers’ generation needs over the next 20 years. Based on the IRP, new base load capacity may be required for Detroit Edison. To protect tax credits available under federal law, Detroit Edison determined it would be prudent to initiate the application process for a new nuclear unit. Detroit Edison has not made a decision to build a new nuclear unit; however, it has elected to preserve its option to build at some point in the future by beginning the complex nuclear licensing process in 2007. Additionally, beginning the licensing process at the present time positions Detroit Edison to potentially take advantage of tax incentives of up to $320 million derived from provisions in the 2005 Federal Energy Policy Act, which will benefit customers. To qualify for these tax credits, a combined operating license application for construction and operation of an advanced nuclear generating plant must be docketed by the Nuclear Regulatory Commission no later than December 31, 2008. Preparation and approval of a combined operating license can take up to 4 years and is estimated to cost at least $60 million. Costs of $13 million related to preparing the combined licensing application have been deferred and included in Other assets as of March 31, 2008.
On August 31, 2007, Detroit Edison filed a supplement to its April 2007 rate case filing. A July 2007 decision by the State of Michigan Court of Appeals remanded back to the MPSC the November 2004 order in a prior Detroit Edison rate case that denied recovery of merger control premium costs. The supplemental filing addressed recovery of approximately $61 million related to the merger control premium. The filing also included the impact of the July 2007 enactment of the MBT and other adjustments. The net impact of the supplemental filing resulted in an approximately $76 million average increase in Detroit Edison’s annual revenue requirement for 2008.
On February 20, 2008, Detroit Edison filed an update to its April 2007 rate case filing. The update reflected the use of 2009 as the projected test year and included a revised 2009 load forecast; 2009 revised estimates on environmental and advanced metering infrastructure capital expenditures; and adjustments to the calculation of the MBT. The update also included the August 2007 supplemental filing adjustments for the merger control premium, the new MBT and environmental operating and maintenance adjustments. The net impact of the updated filing resulted in an approximately $85 million average increase in Detroit Edison’s annual revenue requirement for 2009. The total filing requested a $284 million increase in Detroit Edison’s annual revenue for 2009. An MPSC order related to this filing is expected by early 2009.
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

The Performance Excellence Process continued as of March 31, 2008. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison, commencing in 2006, to defer the incremental CTA, subject to the MPSC establishing a recovery mechanism in a future rate proceeding. Further, the order provided for Detroit Edison to amortize the CTA deferrals over a 10-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison deferred approximately $102 million and $54 million of CTA in 2006 and 2007, respectively, as a regulatory asset and began amortizing deferred costs in 2007 as the recovery of these costs was provided for by the MPSC in the order approving the settlement in the show cause proceeding. Amortization of prior year deferred CTA costs was $4 million and $3 million for the three months ended March 31, 2008 and 2007, respectively. Detroit Edison deferred approximately $4 million and $13 million of CTA for the three months ended March 31, 2008 and 2007, respectively.
Accounting for Costs Related to Enterprise Business Systems (EBS)
In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize costs related to EBS, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In April 2005, the MPSC approved a settlement agreement providing for the deferral of up to $60 million of certain EBS costs, which would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. At March 31, 2008, approximately $26 million of EBS costs have been deferred as a regulatory asset. In addition, EBS costs recorded as plant assets will be amortized over a 15-year period, pursuant to MPSC authorization.
Fermi 2 Enhanced Security Costs Settlement
The Customer Choice and Electricity Reliability Act, as amended in 2003, allows for the recovery of reasonable and prudent costs of new and enhanced security measures required by state or federal law, including providing for reasonable security from an act of terrorism. In December 2006, Detroit Edison filed an application with the MPSC for recovery of $11.4 million of Fermi 2 Enhanced Security Costs (ESC), discounted back to September 11, 2001 plus carrying costs from that date. In April 2007, the MPSC approved a settlement agreement that authorizes Detroit Edison to recover Fermi 2 ESC incurred during the period of September 11, 2001 through December 31, 2005. The settlement defined Detroit Edison’s ESC, discounted back to September 11, 2001, as $9.1 million plus carrying charges. A total of $13 million, including carrying charges, has been deferred as a regulatory asset. Detroit Edison is authorized to incorporate into its rates an enhanced security factor over a period not to exceed five years. Amortization expense related to this regulatory asset was approximately $1 million for the three months ended March 31, 2008.
Reconciliation of Regulatory Asset Recovery Surcharge
In December 2006, Detroit Edison filed a reconciliation of costs underlying its existing RARS. This true-up filing was made to maximize the remaining time for recovery of significant cost increases prior to expiration of the RARS 5-year recovery limit under PA 141. Detroit Edison requested a reconciliation of the regulatory asset surcharge to ensure proper recovery by the end of the 5-year period of: (1) Clean Air Act Expenditures, (2) Capital in Excess of Base Depreciation, (3) MISO Costs and (4) the regulatory liability for the 1997 Storm Charge. In July 2007, the MPSC approved a negotiated RARS deficiency settlement that resulted in a $10 million write-down of RARS-related costs in 2007. As discussed above, the CIM in the MPSC Show-Cause Order will reduce the regulatory asset. Approximately $11 million and $2 million was credited to the unrecovered regulatory asset balance during the three months ended March 31, 2008 and 2007, respectively.
Power Supply Costs Recovery Proceedings
2005 Plan Year – In March 2006, Detroit Edison filed its 2005 PSCR reconciliation that sought approval for recovery of an under-recovery of approximately $144 million at December 31, 2005 from its commercial and industrial customers. The filing included a motion for entry of an order to implement immediately a reconciliation surcharge of 4.96 mills per kWh on the bills of its commercial and industrial customers. The under-collected PSCR expense allocated to residential customers could not be recovered due to the PA 141 rate cap for residential customers, which expired January 1, 2006. In addition to the 2005 PSCR plan year reconciliation, the filing included a reconciliation for the Pension Equalization Mechanism (PEM) for the periods from November 24, 2004 through December 31, 2004 and from January 1, 2005 through December 31, 2005. The PEM reconciliation seeks to allocate and refund approximately $12 million to customers based on their contributions to pension expense during the subject periods. In September 2006, the MPSC ordered the Company to roll the entire 2004 PSCR over-collection amount to its 2005 PSCR Reconciliation. An order was issued on May 22, 2007 approving a 2005 PSCR under-collection amount of $94 million and the recovery of this amount through a surcharge for 12 months beginning in June 2007. In addition, the order approved Detroit Edison’s proposed PEM reconciliation that was refunded to customers on a bills-rendered basis during June 2007.

2006 Plan Year — In March 2007, Detroit Edison filed its 2006 PSCR reconciliation that sought approval for recovery of an under-collection of approximately $51 million. Included in the 2006 PSCR reconciliation filing was the Company’s PEM reconciliation that reflects a $21 million over-collection which is subject to refund to customers. An MPSC order was issued on April 22, 2008 approving the 2006 PSCR under-collection amount of $51 million and the recovery of this amount as part of the 2007 PSCR factor. In addition, the order approved Detroit Edison’s PEM reconciliation and authorized the Company to refund the $22 million over-recovery, including interest, to customers in May 2008.
2007 Plan Year — In September 2006, Detroit Edison filed its 2007 PSCR plan case seeking approval of a levelized PSCR factor of 6.98 mills per kWh above the amount included in base rates for all PSCR customers. The Company’s PSCR plan filing included $130 million for the recovery of its projected 2006 PSCR under-collection, bringing the total requested PSCR factor to 9.73 mills/kWh. The Company’s application included a request for an early hearing and temporary order granting such ratemaking authority. The Company’s 2007 PSCR plan included fuel and power supply costs, including NOx and SO2 emission allowance costs, transmission costs and MISO costs. The Company filed supplemental testimony and briefs in December 2006 supporting its updated request to include approximately $81 million for the recovery of its projected 2006 PSCR under-collection. The MPSC issued a temporary order in December 2006 approving the Company’s request. In addition, Detroit Edison was granted the authority to include all PSCR over/(under) collections in future PSCR plans, thereby reducing the time between refund or recovery of PSCR reconciliation amounts. The Company began to collect its 2007 power supply costs, including the 2006 rollover amount, through a PSCR factor of 8.69 mills/kWh on January 1, 2007. The Company reduced the PSCR factor to 6.69 mills/kWh on July 1, 2007 based on the updated 2007 plan year projections and increased the PSCR factor to 8.69 mills/kWh on December 1, 2007. In August 2007, the MPSC approved Detroit Edison’s 2007 PSCR plan case and authorized the Company to charge a maximum power supply cost recovery factor of 8.69 mills/kWh in 2007. The Company filed its 2007 PSCR reconciliation case in March 2008. The filing requests recovery of a $44 million PSCR under-collection through its 2008 PSCR plan. Included in the 2007 PSCR reconciliation filing was the Company’s 2007 PEM reconciliation that reflects a $21 million over-collection, including interest and prior year refunds.
2008 Plan Year — In September 2007, Detroit Edison filed its 2008 PSCR plan case seeking approval of a levelized PSCR factor of 9.23 mills/kWh above the amount included in base rates for all PSCR customers. The Company is supporting a total 2008 power supply expense forecast of $1.3 billion that includes $1 million for the recovery of its projected 2007 PSCR under-collection. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including fuel costs, purchased and net interchange power costs, NOx and SO2 emission allowance costs, transmission costs and MISO costs. Also included in the filing was a request for approval of the Company’s emission compliance strategy which included pre-purchases of emission allowances as well as a request for pre-approval of a contract for capacity and energy associated with a renewable wind energy project. On January 31, 2008, Detroit Edison filed a revised PSCR plan case seeking approval of a levelized PSCR factor of 11.22 mills/kWh above the amount included in base rates for all PSCR customers. The revised filing supports a 2008 power supply expense forecast of $1.4 billion and includes $43 million for the recovery of a projected 2007 PSCR under-collection. On March 11, 2008, the MPSC ordered that Detroit Edison shall not self-implement the 11.22 mills/kWh power supply cost recovery factor proposed in its January 2008 filing. Detroit Edison will continue discussions with the MPSC and other participants in this proceeding in an effort to minimize a potential under-recovery.
Other
In July 2007, the State of Michigan Court of Appeals published its decision with respect to an appeal by Detroit Edison and others of certain provisions of a November 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. In its published decision, the Court of Appeals held that Detroit Edison is entitled to recover its allocated share of the merger control premium and remanded this matter to the MPSC for further proceedings to establish the precise amount and timing of this recovery. Detroit Edison has filed a supplement to its April 2007 rate case to address the recovery of the merger control premium costs. Other parties have filed requests for leave to appeal to the Michigan Supreme Court from the Court of Appeals decision. Detroit Edison is unable to predict the financial or other outcome of any legal or regulatory proceeding at this time.
The Company is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 6 – SHAREHOLDER’S EQUITY
In March 2008, DTE Energy made a capital contribution of $175 million to the Company.
NOTE 7 – LONG-TERM DEBT
Detroit Edison converted $238 million of tax-exempt bonds from an auction rate mode to a weekly rate mode in March 2008 due to a loss of liquidity in the auction rate markets. Detroit Edison then repurchased these bonds and plans to hold them until such time as it can either redeem and reissue the bonds or remarket the bonds in a longer-term mode. In April 2008, $69 million of the tax-exempt bonds were reissued in a weekly rate mode. The reissued bonds are uninsured.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. In March 2005, the EPA issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.1 billion through 2007. The Company estimates Detroit Edison future capital expenditures at up to $282 million in 2008 and up to $2.4 billion of additional capital expenditures through 2018 to satisfy both the existing and proposed new control requirements.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million over the 4 to 6 years subsequent to 2007 in additional capital expenditures to comply with these requirements. However, a recent court decision remanded back to the EPA several provisions of the federal regulation that may result in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is approximately $15 million that was accrued in 2007 and is expected to be incurred over the next several years. In addition, Detroit Edison expects to make approximately $6 million of capital improvements to the ash landfill in 2008.
Labor Contracts
There are several bargaining units for the Company’s represented employees. In December 2007, a new three-year agreement was ratified by our represented employees.
Purchase Commitments
Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments totals $16 million as of March 31, 2008 and is being amortized to Fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. The Company estimates steam and electric purchase commitments from 2008 through 2024 will not exceed $343 million. In 2003, the Company sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Under the terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA through December 2008. Also, the Company guaranteed bank loans of $13 million that Thermal Ventures II, LP may use for capital improvements to the steam heating system and during 2007 recorded reserves of $13 million related to the bank loan guarantee.

As of March 31, 2008, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $1.4 billion from 2008 through 2024. The Company also estimates that 2008 capital expenditures will be approximately $1 billion. The Company has made certain commitments in connection with expected capital expenditures.
Bankruptcies
The Company purchases and sells electricity from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of the Company’s customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts, and records provisions for amounts considered at risk of probable loss. Management believes the Company’s previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.
Other Contingencies
The Company is involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims it can estimate and which are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Company’s operations or financial statements in the periods they are resolved.
See Note 5 for a discussion of contingencies related to regulatory matters.

Part II
Item 1. – Legal Proceedings
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
Item 1A. – Risk Factors
In addition to the other information set forth in this report, the risk factors discussed in Part 1, Item 1A. Risk Factors in the Company’s 2007 Form 10-K, which could materially affect the Company’s businesses, financial condition, future operating results and/ or cash flows should be carefully considered. Additional risks and uncertainties not currently known to the Company, or that are currently deemed to be immaterial, also may materially adversely affect the Company’s business, financial condition, and/ or future operating results.
Item 5. – Other Information
On May 8, 2008, Detroit Edison amended its (i) Amended and Restated Trade Receivables Purchase and Sale Agreement among Detroit Edison, CAFCO, LLC (as successor to Corporate Asset Funding Company, Inc.) (“CAFCO”), Citibank, N.A. (“Citibank”) and Citicorp North America, Inc. (“Citicorp”), individually and as Agent (the “CAFCO Trade Receivables Agreement”), dated as of March 9, 2001, as amended, and (ii) its Amended and Restated Trade Receivables Purchase and Sale Agreement among Detroit Edison, Citibank and Citicorp, as Agent (the “Citibank Trade Receivables Agreement”), dated as of October 1, 1991, as amended (collectively the “Agreements”), to increase the Assignee Rate from 1.25% to 2.25%, amend the “increased costs” provision in the agreements to provide for an Accounting Based Consolidation Event, increase the Administration Fee rate from “20/100” to “25/100”, and increase the Program Fee rate from “17.5/100” to “50/100”.
Item 6. — Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

4-251	Supplemental Indenture, dated as of April 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between the Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2008 Series DT.

4-252	Twenty-Third Supplemental Indenture, dated as of April 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2008 Series DT Variable Rate Senior Notes due 2036.

10-43	Amendment No. 8 dated as of May 8, 2008 to the Amended and Restated Trade Receivables Purchase and Sale Agreement among Detroit Edison, CAFCO, Citibank and Citicorp, individually and as Agent dated March 9, 2001, as amended.

12-29	Computation of Ratio of Earnings to Fixed Charges

31-39	Chief Executive Officer Section 302 Form 10-Q Certification

31-40	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-39	Chief Executive Officer Section 906 Form 10-Q Certification

32-40	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)

Date: May 12, 2008	/s/ PETER B. OLEKSIAK Peter B. Oleksiak
Vice President, Controller and
Chief Accounting Officer