Form 10-Q
period 2008-06-30
DETROIT EDISON CO
filed 2008-08-08
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2008
Commission file number 1-2198
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

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2008

Page
Definitions	1

Forward-Looking Statements	2

Part I — Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)	8

Consolidated Statements of Financial Position (Unaudited)	9

Consolidated Statements of Cash Flows (Unaudited)	11

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Unaudited)	12

Notes to Consolidated Financial Statements (Unaudited)	13

Item 2. Management’s Narrative Analysis of Results of Operations	3

Item 4. Controls and Procedures	7

Part II — Other Information

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	26

Signature	28
Supplemental Indenture
Twenty-Fourth Supplemental Indenture
Supplemental Indenture
Twenty-Fourth Supplemental Indenture
Supplemental Indenture
Twenty-Fourth Supplemental Indenture
Computation of Ratio of Earnings to Fixed Charges
302 Certification of Chief Executive Officer
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
Factors impacting income: Net income decreased by $9 million in the second quarter of 2008 and decreased by $8 million for the six-month period ended June 30, 2008. These decreases were primarily due to lower gross margins, partially offset by lower operation and maintenance, and depreciation and amortization expenses.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2008	2007	2008	2007
Operating Revenues	$1,173	$1,210	$2,326	$2,304
Fuel and Purchased Power	415	402	817	756

Gross Margin	758	808	1,509	1,548
Operation and Maintenance	369	380	727	728
Depreciation and Amortization	178	198	370	380
Taxes Other Than Income	60	69	122	141
Other Asset (Gains), Losses and Reserves, Net	—	(1)	—	6

Operating Income	151	162	290	293
Other (Income) and Deductions	71	72	145	143
Income Tax Provision	29	30	53	50

Net Income	$51	$60	$92	$100

Operating Income as a Percentage of Operating Revenues	13%	13%	12%	13%
Gross margin decreased $50 million in the second quarter of 2008 and $39 million in the six-month period ended June 30, 2008. The decreases in 2008 were primarily due to the absence of the favorable impact of a May 2007 MPSC order related to the 2005 PSCR reconciliation and the unfavorable impacts of weather and service territory performance. The decreases were partially offset by higher rates attributable to the April 2008 expiration of a rate reduction related to the MPSC show cause proceeding and higher margins due to customers returning from the electric Customer Choice program. Revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism. See Note 5 of the Notes to Consolidated Financial Statements.
The following table details changes in various gross margin components relative to the comparable prior period:
Increase (Decrease) in Gross Margin Components Compared to Prior Year

	Three Months	Six Months
(in Millions)
Weather related impacts	$(20)	$(19)
Return of customers from electric Customer Choice	6	14
Service territory performance	(16)	(7)
Refundable pension cost	(11)	(14)
2005 PSCR reconciliation order in 2007	(34)	(34)
April 2008 expiration of show-cause rate decrease	12	12
Other, net	13	9

Decrease in gross margin	$(50)	$(39)

	Three Months Ended		Six Months Ended
Power Generated and Purchased	June 30		June 30
(in Thousands of MWh)	2008	2007	2008	2007
Power Plant Generation
Fossil	10,347	10,117	20,587	20,674
Nuclear	2,408	2,415	4,751	4,843

	12,755	12,532	25,338	25,517
Purchased Power	1,509	1,887	3,239	3,120

System Output	14,264	14,419	28,577	28,637
Less Line Loss and Internal Use	(722)	(624)	(1,567)	(1,408)

Net System Output	13,542	13,795	27,010	27,229

Average Unit Cost ($/MWh)
Generation (1)	$17.98	$14.75	$17.30	$15.09

Purchased Power	$61.53	$68.45	$61.56	$66.64

Overall Average Unit Cost	$22.59	$21.77	$22.31	$20.70

(1)	Represents fuel costs associated with power plants.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2008	2007	2008	2007
Electric Sales
Residential	3,428	3,718	7,360	7,504
Commercial	4,913	4,871	9,275	9,179
Industrial	3,231	3,322	6,747	6,696
Wholesale	700	715	1,423	1,451
Other	87	89	196	199

	12,359	12,715	25,001	25,029
Interconnections sales (1)	1,183	1,080	2,009	2,200

Total Electric Sales	13,542	13,795	27,010	27,229

Electric Deliveries
Retail and Wholesale	12,359	12,715	25,001	25,029
Electric Customer Choice	284	323	682	774
Electric Customer Choice – Self Generators (2)	12	200	70	267

Total Electric Sales and Deliveries	12,655	13,238	25,753	26,070

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $11 million in the second quarter of 2008 and $1 million in the six-month period ended June 30, 2008. The decrease for the second quarter was primarily due to the absence of $27 million of 2007 Enterprise Business Systems (EBS) implementation costs, lower benefits expense of $12 million and $5 million attributable to continuous improvement initiatives, partially offset by higher storm expense of $21 million and higher uncollectible expenses of $19 million. The decrease in the six-month period was due primarily to the absence of $27 million of 2007 EBS implementation costs and lower benefit expenses of $18 million, partially offset by higher storm expense of $14 million, higher uncollectible expense of $29 million and higher labor and other expenses of $7 million.
Depreciation and amortization expense decreased $20 million in the second quarter of 2008 and $10 million in the six-month period ended June 30, 2008 due primarily to decreased amortization of regulatory assets.
Taxes other than income decreased $9 million in the second quarter of 2008 and $19 million in the six-month period ended June 30, 2008 due the Michigan Single Business Tax (SBT) expense in 2007, which was replaced with the Michigan Business Tax (MBT) in 2008. The MBT is accounted for in the Income tax provision.
Other asset (gains), losses and reserves, net decreased $1 million in the second quarter of 2008 and decreased $6 million in the six-month period ended June 30, 2008 due to a $1 million gain on sale of an asset in the 2007 second quarter and a $7 million reserve established in the six-month 2007 period for a loan guaranty related to our former ownership of a steam heating business now owned by Thermal Ventures II, LP (Thermal).

Outlook - We will move forward in our efforts to continue to improve the operating performance and cash flow of Detroit Edison. We continue to resolve outstanding regulatory issues and continue to pursue additional regulatory and/or legislative solutions for structural problems within the Michigan electric market, primarily electric Customer Choice and the need to adjust rates for each customer class to reflect the full cost of service. We are also seeking regulatory reform to ensure more timely cost recovery and resolution of rate cases. If enacted, these issues would be addressed, for the most part, by the package of bills to establish a sustainable long-term energy plan recently passed by the Michigan House of Representatives and Michigan Senate, discussed below. Looking forward, additional issues, such as rising prices for coal and other commodities, health care and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will continue to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
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
The following variables, either individually or in combination, could impact our future results:
•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize plant and distribution system performance;

•	Variations in market prices of power, coal and gas;

•	Economic conditions within Michigan and corresponding impacts on demand for electricity;

•	Collectibility of accounts receivable;

•	Weather, including the severity and frequency of storms;

•	The level of customer participation in the electric Customer Choice program; and

•	Any potential new federal and state environmental, renewable energy and energy efficiency requirements.
In April 2008, a package of bills to establish a sustainable, long-term energy plan was passed by the Michigan House of Representatives. Key provisions of the bills include:
•	A 10 percent limit on the electric Customer Choice program. Once customers representing 10 percent of a utility’s load have elected to receive their generation from an alternate electricity supplier, remaining customers would be maintained on full, bundled utility service. As of June 30, 2008, approximately 2 percent of Detroit Edison’s load was on the electric Customer Choice program. The bill also codifies prior MPSC requirements for customers returning to full utility service.

•	A requirement that the MPSC set rates based on cost-of-service for all customer classes, eliminating the current subsidy for residential customers included in business customer rates. Elimination of the subsidy (de-skewing) would be phased in over a five year period. Rates for schools and other qualified educational institutions would be immediately set at their cost of service.

•	A 12 month hard-stop deadline for the MPSC to complete a rate case and the ability for the utility to self-implement rate changes six months after a rate filing, bringing Michigan in line with many other states. If the

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
In June 2008, a package of bills to establish a sustainable, long-term energy plan was passed by the Michigan Senate. Key provisions of the bills passed by the Michigan Senate that differ from the package of bills passed by the Michigan House of Representatives in April 2008 include:
•	A requirement that the MPSC set rates based on cost-of-service for all customer classes, eliminating the current subsidy for residential customers and certain business customers included in business customer rates. Elimination of the subsidy (de-skewing) would be phased in over a five year period for certain business customers and over a ten year period for residential customers.

•	A combined renewable portfolio standard (RPS) and energy efficiency impacts of 2% by 2011, 4% by 2012, 6% by 2014 and 7% by 2015.
The next step in the process is the reconcilement of the bills passed by the Michigan House of Representatives and the Michigan Senate and approval of a final energy reform plan. Two House-Senate conference committees have been appointed to resolve differences in the energy package. We are unable to predict the timing and outcome of the legislative process and the impact of the legislative process on the Company.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part I — Item 1.
The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2008	2007	2008	2007
Operating Revenues	$1,173	$1,210	$2,326	$2,304

Operating Expenses
Fuel and purchased power	415	402	817	756
Operation and maintenance	369	380	727	728
Depreciation and amortization	178	198	370	380
Taxes other than income	60	69	122	141
Asset (gains) and reserves, net	—	(1)	—	6

	1,022	1,048	2,036	2,011

Operating Income	151	162	290	293

Other (Income) and Deductions
Interest expense	71	75	147	149
Interest income	(1)	(2)	(2)	(3)
Other income	(11)	(7)	(23)	(18)
Other expenses	12	6	23	15

	71	72	145	143

Income Before Income Taxes	80	90	145	150

Income Tax Provision	29	30	53	50

Net Income	$51	$60	$92	$100

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	June 30	December 31
(in Millions)	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$131	$47
Restricted cash	84	135
Accounts receivable (less allowance for doubtful accounts of $116 and $93, respectively)
Customer	739	727
Affiliates	4	3
Other	64	90
Accrued power supply cost recovery revenue	2	75
Inventories
Fuel	196	150
Materials and supplies	171	165
Other	50	60

	1,441	1,452

Investments
Nuclear decommissioning trust funds	794	824
Other	107	111

	901	935

Property
Property, plant and equipment	14,609	14,372
Accumulated depreciation	(5,781)	(5,640)

	8,828	8,732

Other Assets
Regulatory assets	2,475	2,511
Securitized regulatory assets	1,065	1,124
Intangible assets	18	9
Other	131	122

	3,689	3,766

Total Assets	$14,859	$14,885

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	June 30	December 31
(in Millions, Except Shares)	2008	2007
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable – affiliates	$146	$138
Accounts payable – other	367	396
Accrued interest	79	77
Dividends payable	76	76
Accrued vacations	59	52
Short-term borrowings – affiliates	232	277
Short-term borrowings – other	100	406
Current portion of long-term debt, including capital leases	181	174
Other	299	243

	1,539	1,839

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,759	3,473
Securitization bonds	996	1,065
Capital lease obligations	36	42

	4,791	4,580

Other Liabilities
Deferred income taxes	1,793	1,825
Regulatory liabilities	561	583
Asset retirement obligations	1,178	1,160
Unamortized investment tax credit	90	95
Nuclear decommissioning	127	134
Accrued pension liability	48	47
Accrued postretirement liability	823	816
Other	490	503

	5,110	5,163

Commitments and Contingencies (Notes 4 and 6)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	2,946	2,771
Retained earnings	468	528
Accumulated other comprehensive income	5	4

	3,419	3,303

Total Liabilities and Shareholder’s Equity	$14,859	$14,885

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30
(in Millions)	2008	2007
Operating Activities
Net Income	$92	$100
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	370	380
Deferred income taxes	(19)	(111)
Asset (gains) and reserves, net	(1)	6
Changes in assets and liabilities, exclusive of changes shown separately	153	119

Net cash from operating activities	595	494

Investing Activities
Plant and equipment expenditures	(414)	(383)
Restricted cash for debt redemptions	51	1
Proceeds from sale of nuclear decommissioning trust fund assets	106	124
Investment in nuclear decommissioning trust funds	(124)	(140)
Other investments	(23)	(7)

Net cash used for investing activities	(404)	(405)

Financing Activities
Issuance of long-term debt	538	—
Redemption of long-term debt	(74)	(76)
Repurchase of long-term debt	(238)	—
Short-term borrowings, net	(351)	(23)
Capital contribution by parent company	175	175
Dividends on common stock	(152)	(152)
Other	(5)	(4)

Net cash from (used for) financing activities	(107)	(80)

Net Increase in Cash and Cash Equivalents	84	9
Cash and Cash Equivalents at Beginning of the Period	47	27

Cash and Cash Equivalents at End of the Period	$131	$36

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2007	138,632	$1,386	$1,385	$528	$4	$3,303

Net income	—	—	—	92	—	92
Capital contribution by parent company	—	—	175	—	—	175
Dividends declared on common stock	—	—	—	(152)	—	(152)
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1

Balance, June 30, 2008	138,632	$1,386	$1,560	$468	$5	$3,419

The following table displays other comprehensive income for the six-month periods ended June 30:

(in Millions)	2008	2007
Net income	$92	$100
Other comprehensive income, net of tax:
Net unrealized gains on investments:
Amounts reclassified to income, net of taxes of $- and $1	1	2

Comprehensive income	$93	$102

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
The Consolidated Financial Statements are unaudited, but include all adjustments necessary for a fair presentation of such financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.
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
A reconciliation of the asset retirement obligations for the six months ended June 30, 2008 follows:

(in Millions)
Asset retirement obligations at January 1, 2008	$1,170
Accretion	39
Liabilities settled	(5)
Revision in estimated cash flows	(10)

Asset retirement obligations at June 30, 2008	1,194
Less amount included in current liabilities	(16)

$1,178

Approximately $1 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear power plant.

Retirement Benefits and Trusteed Assets
The following details the components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits:

(in Millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30	2008	2007	2008	2007
Service cost	$11	$12	$12	$12
Interest cost	37	34	24	23
Expected return on plan assets	(41)	(38)	(15)	(14)
Amortization of:
Net actuarial loss	6	11	7	13
Prior service cost	1	1	1	1
Net transition liability	—	—	—	1
Special termination benefits	—	1	—	—

Net periodic benefit cost	$14	$21	$29	$36

(in Millions)	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30	2008	2007	2008	2007
Service cost	$23	$25	$24	$23
Interest cost	74	68	47	46
Expected return on plan assets	(82)	(75)	(29)	(27)
Amortization of:
Net actuarial loss	13	22	14	25
Prior service cost	3	3	1	2
Net transition liability	—	—	1	3
Special termination benefits	—	5	—	2

Net periodic benefit cost	$31	$48	$58	$74

Special Termination Benefits in the above table represents costs associated with the Company’s Performance Excellence Process.
The Company expects to contribute $150 million to its qualified pension plans during its fiscal year 2008. No contributions have been made to the plans for the three and six months ended June 30, 2008, respectively.
The Company expects to contribute $5 million to its non-qualified pension plans during its fiscal year 2008. No contributions have been made to the plans for the three and six months ended June 30, 2008, respectively.
The Company expects to contribute $76 million to its postretirement medical and life insurance benefit plans during its fiscal year 2008. No contributions have been made to the plans for the three and six months ended June 30, 2008, respectively.
Income Taxes
The Company’s effective income tax rates for the three months ended June 30, 2008 was 36% as compared to 33% for the three months ended June 30, 2007, and for the six months ended June 30, 2008 was 37% as compared to 33% for the six months ended June 30, 2007. The increase in effective tax rate was primarily attributable to higher state income taxes related to the Michigan Business Tax which was effective January 1, 2008.
Unrecognized tax benefits at June 30, 2008 and at December 31, 2007, if recognized, would not materially impact our effective tax rate. We do not anticipate any significant changes in the unrecognized tax benefits during the next twelve months.

Short-Term Credit Arrangements and Borrowings
The Company had a $200 million short-term financing agreement secured by customer accounts receivable. In June 2008, the agreement was terminated and amounts outstanding under the agreement were repaid.
Stock-Based Compensation
Our parent company, DTE Energy, follows SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. The Company received an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. The allocation for the three months ended June 30, 2008 and 2007 for stock-based compensation expense was approximately $7 million and $2 million, respectively, while such allocation was $10 million and $6 million for the six months ended June 30, 2008 and 2007, respectively.
Consolidated Statements of Cash Flows
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary cash information:

	Six Months Ended
	June 30
(in Millions)	2008	2007
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$11	$(250)
Inventories	(53)	(40)
Accrued pensions	13	24
Accounts payable	23	308
Accrued PSCR refund	95	46
Income taxes payable	32	46
General taxes	(13)	21
Postretirement obligation	7	8
Other assets	54	38
Other liabilities	(16)	(82)

	$153	$119

Supplementary Cash Information
Cash paid for interest (net of interest capitalized)	$145	$150
Cash paid for income taxes	$2	$111
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
GAAP Hierarchy
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements under GAAP. SFAS 162 is effective 60 days following the approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company will adopt SFAS No. 162 once effective, and the adoption is not expected to have a material impact on its consolidated financial statements.
Useful Life of Intangible Assets
In May 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. For a recognized intangible asset, an entity shall disclose information that enables users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The FSP will not have a material impact on the Company’s consolidated financial statements.
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

Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption are encouraged but not required. The Company will adopt SFAS No. 161 on January 1, 2009.
Offsetting Amounts Related to Certain Contracts
In April 2007, the FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP permits the Company to offset the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting arrangement. As a result, the Company is permitted to record one net asset or liability that represents the total net exposure of all derivative positions under a master netting arrangement. The decision to offset derivative positions under master netting arrangements remains an accounting policy choice. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. It is applied retrospectively by adjusting the financial statements for all periods presented. The Company adopted FSP FIN 39-1 as of January 1, 2008. At adoption, the Company chose to offset the collateral amounts against the fair value of derivative assets and liabilities, reducing both the Company’s total assets and total liabilities.
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
SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. SFAS No. 157 requires that assets and liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined by SFAS No. 157 as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2008:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	June 30, 2008
Assets:
Nuclear decommissioning trusts	$493	$301	$—	$794
Employee benefit trust investments	—	59	—	59
Derivative assets	—	—	4	4

Total	$493	$360	$4	$857

Liabilities:
Deferred compensation	$—	$(1)	$—	$(1)
Derivative liabilities	—	—	(2)	(2)

Total	$—	$(1)	$(2)	$(3)

Net Assets at June 30, 2008	$493	$359	$2	$854

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
Employee Benefit Trust Investments
The employee benefit trust investments are invested in commingled funds and institutional mutual funds holding equity or fixed income securities. The commingled funds and institutional mutual funds which hold exchange-traded equity securities are valued using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services.
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
NOTE 4 – RESTRUCTURING
Restructuring – Performance Excellence Process
In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process and began a series of focused improvement initiatives. This process continued as of June 30, 2008.
The Company incurred costs to achieve (CTA) restructuring expense for employee severance and other costs. Other costs include project management and consultant support. Pursuant to MPSC authorization, beginning in the third quarter of 2006, Detroit Edison deferred approximately $102 million of CTA in 2006. During 2007, Detroit Edison deferred CTA costs of $54 million. Detroit Edison began amortizing deferred 2006 costs in 2007 and 2007 deferred costs in 2008 as the recovery of these costs was provided for by the MPSC. Amortization of prior year deferred CTA costs was $4 million and $2 million for the three months ended June 30, 2008 and 2007, respectively, and $8 million and $5 million for the six months ended June 30, 2008 and 2007, respectively. Detroit Edison deferred approximately $7 million and $8 million of CTA for the three months ended June 30, 2008 and 2007, respectively, and approximately $11 million and $21 million of CTA for the six months ended June 30, 2008 and 2007, respectively. See Note 5.

Amounts expensed are recorded in Operation and maintenance on the Consolidated Statements of Operations. Deferred amounts are recorded in the Regulatory assets line on the Consolidated Statements of Financial Position. Costs incurred for the three- and six- month periods ended June 30, 2008 and 2007 are as follows:

Three Months Ended June 30	Employee Severance Costs (1)		Other Costs		Total Cost
(in Millions)	2008	2007	2008	2007	2008	2007
Costs incurred	—	3	8	7	8	10
Less amounts deferred or capitalized	—	3	8	7	8	10

Amount expensed	$—	$—	$—	$—	$—	$—

Six Months Ended June 30	Employee Severance Costs (1)		Other Costs		Total Cost
(in Millions)	2008	2007	2008	2007	2008	2007
Costs incurred	—	11	12	14	12	25
Less amounts deferred or capitalized	—	11	12	14	12	25

Amount expensed	$—	$—	$—	$—	$—	$—

(1)	Includes corporate allocations.
NOTE 5 – REGULATORY MATTERS
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
Also in the filing, in connection with Michigan’s 21st Century Energy Plan, Detroit Edison reinstated a long-term integrated resource planning (IRP) process with the purpose of developing the least overall cost plan to serve customers’ generation needs over the next 20 years. Based on the IRP, new base load capacity may be required for Detroit Edison. To protect tax credits available under federal law, Detroit Edison determined it would be prudent to initiate the application process for a new nuclear unit. Detroit Edison has not made a decision to build a new nuclear unit; however, it has elected to preserve its option to build at some point in the future by beginning the complex nuclear licensing process in 2007. Additionally, beginning the licensing process at the present time positions Detroit Edison to potentially take advantage of tax incentives of up to $320 million derived from provisions in the 2005 Federal Energy Policy Act, which will benefit customers. To qualify for these tax credits, a combined operating license application for construction and operation of an advanced nuclear generating plant must be docketed by the Nuclear Regulatory Commission no later than December 31, 2008. Preparation and approval of a combined operating license can take up to 4 years and is estimated to cost at least $60 million. Costs of $16 million related to preparing the combined licensing application have been deferred and included in Other assets as of June 30, 2008.
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
Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, Detroit Edison filed applications with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a Company-wide cost-savings and performance improvement program. Detroit Edison sought MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related CTA.

The Performance Excellence Process continued as of June 30, 2008. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison, commencing in 2006, to defer the incremental CTA, subject to the MPSC establishing a recovery mechanism. Further, the order provided for Detroit Edison to amortize the CTA deferrals over a 10-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison deferred approximately $102 million and $54 million of CTA in 2006 and 2007, respectively, as a regulatory asset and began amortizing deferred costs in 2007 as the recovery of these costs was provided for by the MPSC in the order approving the settlement in the show cause proceeding. Amortization of prior years deferred CTA costs was $4 million and $2 million for the three months ended June 30, 2008 and 2007, respectively, and $8 million and $5 million for the six months ended June 30, 2008 and 2007, respectively. Detroit Edison deferred approximately $7 million and $8 million of CTA for the three months ended June 30, 2008 and 2007, respectively, and approximately $11 million and $21 million of CTA for the six months ended June 30, 2008 and 2007, respectively.
Accounting for Costs Related to Enterprise Business Systems (EBS)
In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize costs related to EBS, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In April 2005, the MPSC approved a settlement agreement providing for the deferral of up to $60 million of certain EBS costs, which would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. At June 30, 2008, approximately $26 million of EBS costs have been deferred as a regulatory asset. In addition, EBS costs recorded as plant assets are being amortized over a 15-year period, pursuant to MPSC authorization.
Fermi 2 Enhanced Security Costs Settlement
The Customer Choice and Electricity Reliability Act, as amended in 2003, allows for the recovery of reasonable and prudent costs of new and enhanced security measures required by state or federal law, including providing for reasonable security from an act of terrorism. In December 2006, Detroit Edison filed an application with the MPSC for recovery of $11.4 million of Fermi 2 Enhanced Security Costs (ESC), discounted back to September 11, 2001 plus carrying costs from that date. In April 2007, the MPSC approved a settlement agreement that authorizes Detroit Edison to recover Fermi 2 ESC incurred during the period of September 11, 2001 through December 31, 2005. The settlement defined Detroit Edison’s ESC, discounted back to September 11, 2001, as $9.1 million plus carrying charges. A total of $13 million, including carrying charges, has been deferred as a regulatory asset. Detroit Edison is authorized to incorporate into its rates an enhanced security factor over a period not to exceed five years. Amortization expense related to this regulatory asset was approximately $1 million and $2 million for the three and six-month periods ended June 30, 2008.
Reconciliation of Regulatory Asset Recovery Surcharge
In December 2006, Detroit Edison filed a reconciliation of costs underlying its existing RARS. This true-up filing was made to maximize the remaining time for recovery of significant cost increases prior to expiration of the RARS 5-year recovery limit under PA 141. Detroit Edison requested a reconciliation of the regulatory asset surcharge to ensure proper recovery by the end of the 5-year period of: (1) Clean Air Act Expenditures, (2) Capital in Excess of Base Depreciation, (3) MISO Costs and (4) the regulatory liability for the 1997 Storm Charge. In July 2007, the MPSC approved a negotiated RARS deficiency settlement that resulted in a $10 million write-down of RARS-related costs in 2007. As discussed above, the CIM in the MPSC Show-Cause Order will reduce the regulatory asset. Detroit Edison had no CIM reductions for the three months ended June 30, 2008 due to the expiration of the CIM in April 2008. Approximately $5 million was credited to the unrecovered regulatory asset balance during the three months ended June 30, 2007. Approximately $11 million and $7 million was credited to the unrecovered regulatory asset balance during the six months ended June 30, 2008 and 2007, respectively.
Power Supply Costs Recovery Proceedings
2005 Plan Year - In March 2006, Detroit Edison filed its 2005 PSCR reconciliation that sought approval for recovery of an under-recovery of approximately $144 million at December 31, 2005 from its commercial and industrial customers. The filing included a motion for entry of an order to implement immediately a reconciliation surcharge of 4.96 mills per kWh on the bills of its commercial and industrial customers. The under-collected PSCR expense allocated to residential customers could not be recovered due to the PA 141 rate cap for residential customers, which expired January 1, 2006. In addition to the 2005 PSCR plan year reconciliation, the filing included a reconciliation for the Pension Equalization Mechanism (PEM) for the periods from November 24, 2004 through December 31, 2004 and from January 1, 2005 through December 31, 2005. The PEM reconciliation seeks to allocate and refund approximately $12 million to customers based on their contributions to pension expense during the subject periods. In September 2006, the MPSC ordered the Company to roll the entire 2004 PSCR over-collection amount to its 2005 PSCR Reconciliation. An order was issued on May 22, 2007 approving a 2005 PSCR under-collection amount of $94 million and the recovery of this amount through a surcharge for 12 months beginning in June 2007. In addition, the order approved Detroit Edison’s proposed PEM reconciliation that was refunded to customers on a bills-rendered basis during June 2007. The 2005 under-collection surcharge was terminated in May 2008. The surcharge will be reconciled in the Company’s 2008 PSCR reconciliation.
2006 Plan Year — In March 2007, Detroit Edison filed its 2006 PSCR reconciliation that sought approval for recovery of an under-collection of approximately $51 million. Included in the 2006 PSCR reconciliation filing was the Company’s PEM reconciliation that reflects a $21 million over-collection which is subject to refund to customers. An MPSC order was issued on April 22, 2008 approving the 2006 PSCR under-collection amount of $51 million and the recovery of this amount as part of the 2007 PSCR factor. In addition, the order approved Detroit Edison’s PEM reconciliation and authorized the Company to refund the $22 million over-recovery, including interest, to customers in May 2008. The 2006 PEM refund was included in May 2008 customer bills. The refund will be reconciled in the Company’s 2008 PEM reconciliation.
2007 Plan Year — In September 2006, Detroit Edison filed its 2007 PSCR plan case seeking approval of a levelized PSCR factor of 6.98 mills per kWh above the amount included in base rates for all PSCR customers. The Company’s PSCR plan filing included $130 million for the recovery of its projected 2006 PSCR under-collection, bringing the total requested PSCR factor to 9.73 mills/kWh. The Company’s application included a request for an early hearing and temporary order granting such ratemaking authority. The Company’s 2007 PSCR plan included fuel and power supply costs, including NOx and SO2 emission allowance costs, transmission costs and MISO costs. The Company filed supplemental testimony and briefs in December 2006 supporting its updated request to include approximately $81 million for the recovery of its projected 2006 PSCR under-collection. The MPSC issued a temporary order in December 2006 approving the Company’s request. In addition, Detroit Edison was granted the authority to include all PSCR over/(under) collections in future PSCR plans, thereby reducing the time between refund or recovery of PSCR reconciliation amounts. The Company began to collect its 2007 power supply costs, including the 2006 rollover amount, through a PSCR factor of 8.69 mills/kWh on January 1, 2007. The Company reduced the PSCR factor to 6.69 mills/kWh on July 1, 2007 based on the updated 2007 plan year projections and increased the PSCR factor to 8.69 mills/kWh on December 1, 2007. In August 2007, the MPSC approved Detroit Edison’s 2007 PSCR plan case and authorized the Company to charge a maximum power supply cost recovery factor of 8.69 mills/kWh in 2007. The Company filed its 2007 PSCR reconciliation case in March 2008. The filing requests recovery of a $44 million PSCR under-collection through its 2008 PSCR plan. Included in the 2007 PSCR reconciliation filing was the Company’s 2007 PEM reconciliation that reflects a $21 million over-collection, including interest and prior year refunds. The Company expects an order in this proceeding in the second quarter of 2009.
2008 Plan Year — In September 2007, Detroit Edison filed its 2008 PSCR plan case seeking approval of a levelized PSCR factor of 9.23 mills/kWh above the amount included in base rates for all PSCR customers. The Company is supporting a total 2008 power supply expense forecast of $1.3 billion that includes $1 million for the recovery of its projected 2007 PSCR under-collection. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including fuel costs, purchased and net interchange power costs, NOx and SO2 emission allowance costs, transmission costs and MISO costs. Also included in the filing was a request for approval of the Company’s emission compliance strategy which included pre-purchases of emission allowances as well as a request for pre-approval of a contract for capacity and energy associated with a renewable wind energy project. On January 31, 2008, Detroit Edison filed a revised PSCR plan case seeking approval of a levelized PSCR factor of 11.22 mills/kWh above the amount included in base rates for all PSCR customers. The revised filing supports a 2008 power supply expense forecast of $1.4 billion and includes $43 million for the recovery of a projected 2007 PSCR under-collection. On March 11, 2008, the MPSC ordered that Detroit Edison shall not self-implement the 11.22 mills/kWh power supply cost recovery factor proposed in its January 2008 filing. Detroit Edison filed a renewed motion for a temporary order to implement the 11.22 mills/kWh factor in June 2008. On July 29, 2008, the MPSC issued a temporary order approving Detroit Edison’s request to increase the PSCR factor to 11.22 mills/kWh. The Company expects a final MPSC order in this proceeding in the fourth quarter of 2008.

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
NOTE 6 — SHAREHOLDER’S EQUITY
In March 2008, DTE Energy made a capital contribution of $175 million to the Company.
NOTE 7 — LONG-TERM DEBT
Detroit Edison converted $238 million of tax-exempt bonds from an auction rate mode to a weekly rate mode in March 2008 due to a loss of liquidity in the auction rate markets. Detroit Edison then repurchased these bonds and held them until such time as it could either redeem and reissue the bonds or remarket the bonds in a longer-term mode. Approximately $187 million of these bonds have been redeemed and reissued and $51 million have been remarketed in a fixed rate mode to maturity.
Debt Issuances
In 2008, the Company has issued the following long-term debt:

($ millions)
Company	Month Issued	Type	Interest Rate	Maturity	Amount

Detroit Edison	April	Tax-Exempt Revenue Bonds (1) (2)	Variable	2036	69
Detroit Edison	May	Tax-Exempt Revenue Bonds (1) (2)	Variable	2029	118
Detroit Edison	May	Tax-Exempt Revenue Bonds (1) (3)	5.30%	2030	51
Detroit Edison	June	Senior Notes (4)	5.60%	2018	300
Detroit Edison	July	Tax-Exempt Revenue Bonds (1) (5)	Variable	2020	32

					$570

(1)	Detroit Edison Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

(2)	Proceeds were used to refinance auction rate Tax-Exempt Revenue Bonds.

(3)	These Tax-Exempt Revenue Bonds were previously converted from an auction rate mode and remarketed in a fixed rate mode to maturity.

(4)	The proceeds from the issuance were used to pay down short-term debt and for general corporate purposes.

(5)	Proceeds were used to refinance Tax-Exempt Revenue Bonds that matured July 2008.

Debt Retirements and Redemptions
In 2008, the following debt has been retired, through optional redemption or payment at maturity:

($ millions)
Company	Month Issued	Type	Interest Rate	Maturity	Amount

Detroit Edison	April	Tax-Exempt Revenue Bonds (1)	Variable	2036	$69
Detroit Edison	May	Tax-Exempt Revenue Bonds (1)	Variable	2029	118
Detroit Edison	July	Tax-Exempt Revenue Bonds (2)	7.00%	2008	32

					$219

(1)	These Tax-Exempt Revenue Bonds were converted from auction rate mode, then repurchased and reissued in a weekly rate mode.

(2)	These Tax-Exempt Revenue Bonds were redeemed with the proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. In March 2005, the EPA issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.1 billion through 2007. The Company estimates Detroit Edison future capital expenditures at up to $282 million in 2008 and up to $2.4 billion of additional capital expenditures through 2018 to satisfy both the existing and proposed new control requirements. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision (D.C. Circuit Court No. 05-1244 and consolidated cases) vacating the 2005 Clean Air Interstate Rule (CAIR), and remanded it back to the EPA. At June 30, 2008, Detroit Edison had SO2 and NOx emission allowances with a carrying value of $14.5 million and $11.8 million, respectively. The cost of these allowances is expected to be recoverable through the PSCR mechanism. Detroit Edison also has forward contracts for the purchase of S02 and NOx emission allowances. Detroit Edison is currently evaluating the impact of the Court’s decision as the EPA determines its response, and it is not expected to have a material impact on its consolidated financial statements.
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
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. Liabilities accrued for remediation of these sites were approximately $14 million at June 30, 2008 and $15 million at December 31, 2007. The costs to remediate are expected to be incurred over the next several years.

Labor Contracts
There are several bargaining units for the Company’s represented employees. Approximately 500 employees are under a contract that expires in August 2008. The contracts of the remaining represented employees expire in 2010.
Purchase Commitments
Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments totals $9 million as of June 30, 2008 and is being amortized to Fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. The Company estimates steam and electric purchase commitments from 2008 through 2024 will not exceed $343 million. In 2003, the Company sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Under the terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA through December 2008. Also, the Company guaranteed bank loans of $13 million that Thermal Ventures II, LP may use for capital improvements to the steam heating system and during 2007 recorded a liability of $13 million related to the bank loan guarantee.
As of June 30, 2008, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $1.4 billion from 2008 through 2024. The Company also estimates that 2008 capital expenditures will be approximately $1 billion. The Company has made certain commitments in connection with expected capital expenditures.
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
We are aware of attempts by an environmental organization known as the Waterkeeper Alliance to initiate a criminal action in Canada against the Company for alleged violations of the Canadian Fisheries Act. Fines under the relevant Canadian statute could potentially be significant. To date, the Company has not been properly served process in this matter. Nevertheless, as a result of a recent decision by a Canadian court, a trial schedule has been initiated. The Company believes the claims of the Waterkeeper Alliance in this matter are without legal merit and intends to appeal the court’s decision. Detroit Edison is not able to predict or assess the outcome of this action at this time.
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
Item 6. – Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

4-253	Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2008 Series ET.

4-254	Twenty-Fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2008 Series ET Variable Rate Senior Notes due 2029.

4-255	Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2008 Series G.

4-256	Twenty-Fifth Supplemental Indenture, dated as of June 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2008 Series G 5.60% Senior Notes due 2018.

4-257	Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for General and Refunding Mortgage Bonds, 2008 Series KT.

Exhibit
Number	Description
4-258	Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee, providing for 2008 Series KT Variable Rate Senior Notes due 2020.

12-30	Computation of Ratio of Earnings to Fixed Charges

31-41	Chief Executive Officer Section 302 Form 10-Q Certification

31-42	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-41	Chief Executive Officer Section 906 Form 10-Q Certification

32-42	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)

Date: August 7, 2008	/s/ PETER B. OLEKSIAK

Peter B. Oleksiak
Vice President and Controller and
Chief Accounting Officer