Form 10-Q
period 2008-09-30
DETROIT EDISON CO
filed 2008-11-14
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2008
Commission file number 1-2198
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
Quarter Ended September 30, 2008

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

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance, including potential new federal and state requirements that could include carbon and more stringent mercury emission controls, a renewable portfolio standard and energy efficiency mandates;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing or the potential for loss on cash equivalents and investments;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	amounts of uncollectible accounts receivable;

•	binding arbitration, litigation and related appeals; and

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison.
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
Factors Impacting Income
Net income increased by $52 million in the third quarter of 2008 and increased by $44 million for the nine-month period ended September 30, 2008. These increases were primarily due to lower expenses for operation and maintenance, depreciation and amortization, and taxes other than income, partially offset by lower gross margins.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2008	2007	2008	2007
Operating Revenues	$1,440	$1,403	$3,766	$3,707
Fuel and Purchased Power	586	518	1,403	1,274

Gross Margin	854	885	2,363	2,433
Operation and Maintenance	292	386	1,019	1,114
Depreciation and Amortization	193	203	563	583
Taxes Other Than Income	54	63	176	204
Other Asset (Gains), Losses and Reserves, Net	(1)	6	(1)	12

Operating Income	316	227	606	520
Other (Income) and Deductions	67	70	212	213
Income Tax Provision	90	50	143	100

Net Income	$159	$107	$251	$207

Operating Income as a Percentage of Operating Revenues	22%	16%	16%	14%
Gross margin decreased $31 million in the third quarter of 2008 and $70 million in the nine-month period ended September 30, 2008. The 2008 decreases were due to the absence of the favorable impact of a May 2007 MPSC order related to the 2005 PSCR reconciliation and the unfavorable impacts of weather and service territory performance. The decreases were partially offset by higher rates attributable to the April 2008 expiration of a rate reduction related to the MPSC show cause proceeding and higher margins due to customers returning from the electric Customer Choice program. Revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism. See Note 5 of the Notes to Consolidated Financial Statements.
The following table details changes in various gross margin components relative to the comparable prior period:
Increase (Decrease) in Gross Margin Components Compared to Prior Year

(in Millions)	Three Months	Nine Months
Weather related impacts	$(13)	$(32)
Return of customers from electric Customer Choice	6	20
Service territory performance	(17)	(24)
Refundable pension cost	(6)	(20)
2005 PSCR reconciliation order in 2007	—	(34)
April 2008 expiration of show-cause rate decrease	18	30
Other, net	(19)	(10)

Decrease in gross margin	$(31)	$(70)

	Three Months Ended		Nine Months Ended
Power Generated and Purchased	September 30		September 30
(in Thousands of MWh)	2008	2007	2008	2007
Power Plant Generation
Fossil	10,566	11,055	31,153	31,729
Nuclear	2,405	2,352	7,156	7,195

	12,971	13,407	38,309	38,924

Purchased Power	2,486	2,765	5,725	5,885

System Output	15,457	16,172	44,034	44,809
Less Line Loss and Internal Use	(1,056)	(1,160)	(2,623)	(2,568)

Net System Output	14,401	15,012	41,411	42,241

Average Unit Cost ($/MWh)
Generation (1)	$19.32	$16.93	$17.98	$15.72

Purchased Power	$88.43	$69.61	$73.23	$68.03

Overall Average Unit Cost	$30.43	$25.94	$25.16	$22.59

(1)	Represents fuel costs associated with power plants.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2008	2007	2008	2007
Electric Sales
Residential	4,595	4,836	11,955	12,340
Commercial	5,072	5,166	14,347	14,345
Industrial	3,327	3,278	10,074	9,974
Wholesale	700	718	2,123	2,170
Other	89	93	285	292

	13,783	14,091	38,784	39,121

Interconnections sales (1)	618	921	2,627	3,120

Total Electric Sales	14,401	15,012	41,411	42,241

Electric Deliveries
Retail and Wholesale	13,783	14,091	38,784	39,121
Electric Customer Choice	329	389	1,011	1,163
Electric Customer Choice — Self Generators (2)	—	180	70	447

Total Electric Sales and Deliveries	14,112	14,660	39,865	40,731

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $94 million in the third quarter of 2008 and $95 million in the nine-month period ended September 30, 2008. The decrease for the third quarter was primarily due to lower storm expenses of $13 million, $26 million of information systems implementation costs, lower benefits expense of $12 million, lower corporate support expenses of $15 million, lower fossil generation outage expenses of $10 million and $12 million attributable to continuous improvement initiatives. The decrease in the nine-month period was due primarily to $60 million of information systems implementation costs, lower benefit expenses of $35 million, lower corporate support expenses of $25 million, lower fossil generation outage expenses of $10 million, partially offset by higher uncollectible expenses of $31 million.
Depreciation and amortization expense decreased $10 million in the third quarter of 2008 and $20 million in the nine-month period ended September 30, 2008 due primarily to decreased amortization of regulatory assets.

Taxes other than income decreased $9 million in the third quarter of 2008 and $28 million in the nine-month period ended September 30, 2008 due the Michigan Single Business Tax (SBT) expense in 2007, which was replaced with the Michigan Business Tax (MBT) in 2008. The MBT is accounted for in the Income Tax provision.
Other asset (gains), losses and reserves, net decreased $7 million and $13 million in the third quarter and nine-month period ended September 30, 2008 due to $6 million and $12 million reserve adjustments in the 2007 comparable periods, for a loan guaranty related to our former ownership of a steam heating business now owned by Thermal Ventures II, LP (Thermal).
Outlook - We will move forward in our efforts to continue to improve the operating performance and cash flow of Detroit Edison. We continue to resolve outstanding regulatory issues by pursuing regulatory and/or legislative solutions. Many of these issues and problems have been addressed by the legislation passed by the Michigan House of Representatives and Michigan Senate and signed by the Governor of Michigan, discussed below. Looking forward, additional issues, such as volatility in prices for coal and other commodities, health care costs and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will continue to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
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
On September 18, 2008, Detroit Edison submitted a Combined License Application with the NRC for construction and operation of a possible 1,500 megawatt nuclear power plant at the site of the company’s existing Fermi 2 nuclear plant. We have not decided on construction of a new base-load nuclear plant; however by completing the license application before the end of 2008, we may qualify for financial incentives under the Federal Energy Policy Act of 2005. In addition, Detroit Edison is also moving ahead with plans for renewable energy resources and an aggressive energy efficiency program.
The following variables, either individually or in combination, could impact our future results:
•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize plant and distribution system performance;

•	Variations in market prices of power, coal and gas;

•	Economic conditions within Michigan and corresponding impacts on demand for electricity;

•	Collectibility of accounts receivable;

•	Weather, including the severity and frequency of storms;

•	The level of customer participation in the electric Customer Choice program;

•	Any potential new federal and state environmental, renewable energy and energy efficiency requirements;

•	Access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings; and

•	Instability in capital markets which could impact availability of short and long-term financing or the potential for loss on cash equivalents and investments.

Impact of Legislation
On September 18, 2008, the Michigan House of Representatives and Michigan Senate passed a package of bills to establish a comprehensive, sustainable, long-term energy plan for Michigan. The Governor of Michigan signed the bills on October 6, 2008.
The package of bills includes:
•	2008 Public Act (PA) 286 that reforms Michigan’s utility regulatory framework, including the electric Customer Choice program,

•	2008 PA 295 that establishes a renewable portfolio / energy optimization standard and provides a funding mechanism, and

•	2008 PA 287 that provides for an income tax credit for the purchase of energy efficient appliances and a credit to offset a portion of the renewable charge.
2008 PA 286 makes the following changes in the regulatory framework for Michigan utilities.
•	Electric Customer Choice reform — The bill establishes a 10 percent limit on participation in the electric Customer Choice program. In general, customers representing 10 percent of a utility’s load may receive electric generation from an electric supplier that is not a utility. After that threshold is met, the remaining customers will remain on full, bundled utility service. As of September 30, 2008, approximately 3 percent of Detroit Edison’s load was on the electric Customer Choice program. The bill also allows continuation of prior MPSC policies for customers to return to full utility service.

•	Cost-of-service based electric rates (deskewing) — The bill requires the MPSC to set rates based on cost-of-service for all customer classes, eliminating over a five-year period the current subsidy by businesses of residential customer rates. This provision does not change total revenue for Detroit Edison. It lowers rates for most commercial and industrial customers and increases rates for residential and certain other industrial customers to match the actual cost of service for each customer class. Rate changes will be phased in over five years, with a 2.5% annual cap. Rates for schools and other qualified educational institutions will be set at their cost of service sooner.

•	File and use ratemaking — The bill establishes a 12 month deadline for the MPSC to complete a rate case and allows a utility to self-implement rate changes six months after a rate filing, subject to certain limitations. If the final rate case order leads to lower rates than the utility had self-implemented, the utility will refund, with interest, the difference. In addition, utility rate cases may be based on a forward test year. The bill also has provisions designed to help the MPSC obtain increased funding for additional staff.

•	Certificate of Need process for major capital investments — The bill establishes a certificate of need process for capital projects costing more than $500 million. The process requires the MPSC to review for prudence, prior to construction, proposed investments in new generating assets, acquisitions of existing power plants, major upgrades of power plants, and long-term power purchase agreements. The bill increases the certainty for utilities to recover the cost of projects approved by the MPSC and provides for the utilities to recover interest expense during construction.

•	M&A approval — The bill grants the MPSC the authority to review and approve proposed utility mergers and acquisitions in Michigan and sets out evaluation criteria.

2008 PA 295 establishes a renewable energy and energy optimization (energy efficiency, energy conservation or load management) program in Michigan and provides for a separate funding surcharge to pay the cost of those programs.
Renewable Energy Standard
•	The bill requires electric providers to source 10% of electricity sold to retail customers from renewable energy resources by 2015.

•	Qualifying renewable energy resources would include wind, biomass, solar, hydro, and geothermal, among others.

•	Detroit Edison will be required to have a renewable energy capacity portfolio of 300MW by December 31, 2013 and 600MW by December 31, 2015.

•	The MPSC will establish a per meter surcharge to fund the renewable energy requirements. The recovery mechanism starts prior to actual construction in order to smooth the rate impact for customers.

•	Within 60 days after the passage of the new law, the MPSC is to issue a temporary order implementing this act.

•	Within 90 days following the issuance of a temporary order, the utilities will file a Renewable Portfolio Standard (RPS) plan with the MPSC.

•	The bill allows for the lowering of compliance if RPS costs exceed the surcharge/cost cap or if other specified factors adversely affect the availability of renewable energy.

•	The bill specifies that a utility can build or have others build and later sell to the utility up to 50 percent of the generation required to meet the RPS. The other 50 percent would be contracted through long-term power purchase agreements.

•	The bill also provides for a net metering program to be established by Commission order for on-site customer-owned renewable generation up to 1% of an electric utility’s load.
Energy Optimization Standard
•	Requires utilities to create electric and natural gas energy optimization plans for each customer class and includes funding surcharges as well as the potential for incentives for exceeding performance goals.

•	For electric sales, the program targets 0.3 percent annual savings in 2009, ramping up to 1 percent annual savings by 2012. Savings percentages are based on prior year retail sales.

•	For natural gas sales, the targeted annual savings start at 0.1 percent in 2009 and ramp up to 0.75 percent by 2012.

•	The MPSC will allow utilities to capitalize certain costs of their energy optimization program. The costs which can be capitalized include equipment, materials and installation costs.

•	Incentives are potentially available for exceeding annual program targets. The financial incentive could be the lesser of 25% of the net cost reductions to our customers or 15% of total program spend, subject to MPSC approval.

•	The bill would also allow a natural gas utility that spends at least 0.5 percent of its revenues on energy efficiency programs to implement a symmetrical decoupling true-up mechanism that adjusts for sales volumes that are above or below the level reflected in its gas distribution rates.

•	By March 2016, the MPSC may suspend the program if it determines the program is no longer cost-effective.
Impact of Financial Markets
As part of the normal course of business, Detroit Edison routinely enters into physical or financially settled contracts for the purchase and sale of electricity, coal and other energy-related goods and services. Certain of these contracts contain provisions which allow the counterparties to request that we post cash or letters of credit in the event that the credit rating of Detroit Edison is downgraded below investment grade. The amount of such collateral which could be requested fluctuates based upon commodity prices and the provisions and maturities of the underlying transactions.
Recent distress in the financial markets has had an adverse impact on financial market activities, including extreme volatility in security prices and severely diminished liquidity and credit availability. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position and results of operations during the first nine months of 2008.
We have experienced difficulties in accessing the commercial paper markets for short-term financing needs and an extended period of distress in the capital markets could have a negative impact on our liquidity in future periods. Short-term borrowings principally in the form of commercial paper, and inter-company borrowings from our parent, DTE Energy, provide us with the liquidity needed on a daily basis. Our commercial paper program is supported by our unsecured credit facilities. Beginning in late September, access to the commercial paper markets has been sharply reduced and, as a result, we have drawn against our unsecured credit lines to supplement other sources of funds to meet our short-term liquidity needs. We continue to access the long-term bond markets as evidenced by our issuance of $250 million of five-year senior notes in October 2008. See Note 1 of the Notes to Consolidated Financial Statements.
Our benefit plans have not experienced any direct significant impact on liquidity or counterparty risk due to the turmoil in the financial markets. As a result of losses experienced in the financial markets, our benefit plan assets are expected to have a negative return for 2008, which would create increased benefit costs in future years and may result in higher contributions in future years than originally planned.
While the impact of continued market volatility and turmoil in the credit markets cannot be predicted, we believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part I — Item 1.
The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions)	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$93	$47
Restricted cash	34	135
Accounts receivable (less allowance for doubtful accounts of $119 and $93, respectively)
Customer	754	727
Affiliates	4	3
Other	109	90
Accrued power supply cost recovery revenue	78	75
Inventories
Fuel	175	150
Materials and supplies	171	165
Prepaid property taxes	86	45
Other	11	15

	1,515	1,452

Investments
Nuclear decommissioning trust funds	756	824
Other	101	111

	857	935

Property
Property, plant and equipment	14,764	14,372
Accumulated depreciation	(5,826)	(5,640)

	8,938	8,732

Other Assets
Regulatory assets	2,529	2,511
Securitized regulatory assets	1,035	1,124
Intangible assets	18	9
Other	83	122

	3,665	3,766

Total Assets	$14,975	$14,885

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions, Except Shares)	2008	2007
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable — affiliates	$129	$138
Accounts payable other	307	396
Accrued interest	73	77
Dividends payable	—	76
Accrued vacations	56	52
Short-term borrowings — affiliates	8	277
Short-term borrowings other	373	406
Current portion of long-term debt, including capital leases	153	174
Other	298	243

	1,397	1,839

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,792	3,473
Securitization bonds	933	1,065
Capital lease obligations	35	42

	4,760	4,580

Other Liabilities
Deferred income taxes	1,867	1,825
Regulatory liabilities	574	583
Asset retirement obligations	1,192	1,160
Unamortized investment tax credit	87	95
Nuclear decommissioning	122	134
Accrued pension liability — affiliates	389	374
Accrued postretirement liability — affiliates	827	816
Other	184	176

	5,242	5,163

Commitments and Contingencies (Notes 4 and 6)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	2,946	2,771
Retained earnings	627	528
Accumulated other comprehensive income	3	4

	3,576	3,303

Total Liabilities and Shareholder’s Equity	$14,975	$14,885

The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2008	2007	2008	2007
Operating Revenues	$1,440	$1,403	$3,766	$3,707

Operating Expenses
Fuel and purchased power	586	518	1,403	1,274
Operation and maintenance	292	386	1,019	1,114
Depreciation and amortization	193	203	563	583
Taxes other than income	54	63	176	204
Asset (gains) and reserves, net	(1)	6	(1)	12

	1,124	1,176	3,160	3,187

Operating Income	316	227	606	520

Other (Income) and Deductions
Interest expense	73	73	220	222
Interest income	(1)	(2)	(3)	(5)
Other income	(16)	(8)	(39)	(26)
Other expenses	11	7	34	22

	67	70	212	213

Income Before Income Taxes	249	157	394	307

Income Tax Provision	90	50	143	100

Net Income	$159	$107	$251	$207

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30
(in Millions)	2008	2007
Operating Activities
Net Income	$251	$207
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	563	583
Deferred income taxes	70	(191)
Asset (gains) and reserves, net	(1)	12
Changes in assets and liabilities, exclusive of changes shown separately	(33)	367

Net cash from operating activities	850	978

Investing Activities
Plant and equipment expenditures	(651)	(598)
Restricted cash for debt redemptions	101	45
Proceeds from sale of nuclear decommissioning trust fund assets	180	227
Investment in nuclear decommissioning trust funds	(202)	(254)
Notes receivable from affiliates	—	(139)
Other investments	(33)	(16)

Net cash used for investing activities	(605)	(735)

Financing Activities
Issuance of long-term debt	566	—
Redemption of long-term debt	(166)	(132)
Repurchase of long-term debt	(238)	—
Short-term borrowings other	(33)	(37)
Short-term borrowings — affiliates	(268)	—
Capital contribution by parent company	175	175
Dividends on common stock	(228)	(228)
Other	(7)	(5)

Net cash used for financing activities	(199)	(227)

Net Increase in Cash and Cash Equivalents	46	16
Cash and Cash Equivalents at Beginning of the Period	47	27

Cash and Cash Equivalents at End of the Period	$93	$43

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2007	138,632	$1,386	$1,385	$528	$4	$3,303

Net income	—	—	—	251	—	251
Capital contribution by parent company	—	—	175	—	—	175
Dividends declared on common stock	—	—	—	(152)	—	(152)
Net change in unrealized losses on investments, net of tax	—	—	—	—	(1)	(1)

Balance, September 30, 2008	138,632	$1,386	$1,560	$627	$3	$3,576

The following table displays other comprehensive income for the nine-month periods ended September 30:

(in Millions)	2008	2007
Net income	$251	$207
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments:
Amounts reclassified to income, net of taxes of $- and $1	(1)	2

Comprehensive income	$250	$209

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
Certain prior year amounts have been reclassified to reflect current year classification.
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
A reconciliation of the asset retirement obligations for the nine months ended September 30, 2008 follows:

(in Millions)
Asset retirement obligations at January 1, 2008	$1,170
Accretion	58
Liabilities settled	(8)
Revision in estimated cash flows	(10)

Asset retirement obligations at September 30, 2008	1,210
Less amount included in current liabilities	(18)

$1,192

Approximately $1 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear power plant.

Retirement Benefits and Trusteed Assets
Detroit Edison participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. Detroit Edison is allocated net periodic benefit costs for its share of the amounts of the combined plans. In 2008, the sponsor of the pension plan was changed from Detroit Edison to DTE Energy Corporate Services, LLC. As a result, Detroit Edison’s accrued pension liability of $389 million at September 30, 2008 is reflected as an amount due to affiliate. The following details the components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits:

(in Millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30	2008	2007	2008	2007
Service cost	$11	$13	$12	$13
Interest cost	38	36	23	21
Expected return on plan assets	(41)	(36)	(14)	(13)
Amortization of:
Net actuarial loss	6	12	7	13

Prior service cost	2	2	—	1
Net transition liability	—	—	1	2
Special termination benefits	—	3	—	—

Net periodic benefit cost	$16	$30	$29	$37

(in Millions)	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30	2008	2007	2008	2007
Service cost	$34	$38	$36	$36
Interest cost	112	104	70	67
Expected return on plan assets	(123)	(111)	(43)	(40)
Amortization of:
Net actuarial loss	19	34	21	38
Prior service cost	5	5	1	3
Net transition liability	—	—	2	5
Special termination benefits	—	8	—	2

Net periodic benefit cost	$47	$78	$87	$111

Special Termination Benefits in the above table represents costs associated with the Company’s Performance Excellence Process.
The Company expects to contribute $150 million for qualified pension plans during its fiscal year 2008. No contributions have been made to the plans for the three- and nine- month periods ended September 30, 2008.
The Company expects to contribute $5 million for non-qualified pension plans during its fiscal year 2008. No contributions have been made to the plans for the three- and nine- month periods ended September 30, 2008.
The Company expects to contribute $76 million for postretirement medical and life insurance benefit plans during its fiscal year 2008. No contributions have been made to the plans for the three- and nine- month periods ended September 30, 2008.
Income Taxes
The Company’s effective income tax rate for the three months ended September 30, 2008 was 36% as compared to 32% for the three months ended September 30, 2007, and for the nine months ended September 30, 2008 was 36% as compared to 33% for the nine months ended September 30, 2007. The increase in effective tax rate was primarily attributable to higher state income taxes related to the Michigan Business Tax which was effective January 1, 2008. Unrecognized tax benefits at September 30, 2008 and at December 31, 2007, if recognized, would not materially impact our effective tax rate. We do not anticipate any significant changes in the unrecognized tax benefits during the next twelve months.

Short-Term Credit Arrangements and Borrowings
Detroit Edison has a $206 million, five-year unsecured revolving credit facility expiring in October 2009 and a $69 million, five-year unsecured credit facility expiring in 2010. The five-year credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. In addition, Detroit Edison has a separate $100 million short-term unsecured bank loan facility expiring in July 2009 with covenants identical to those specified under our back-up credit facilities. The agreements require us to maintain a debt to total capitalization ratio of no more than 0.65 to 1. Detroit Edison is currently in compliance with its covenants. At September 30, 2008, Detroit Edison had outstanding commercial paper and borrowings of $373 million. At October 31, 2008, amounts outstanding totaled $180 million.
Stock-Based Compensation
Our parent company, DTE Energy, follows SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. The Company received an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. The allocation for the three months ended September 30, 2008 and 2007 for stock-based compensation expense was approximately $3 million and $3 million, respectively, while such allocation was $13 million and $14 million for the nine months ended September 30, 2008 and 2007, respectively.
Consolidated Statements of Cash Flows
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary cash information:

	Nine Months Ended
	September 30
(in Millions)	2008	2007
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(48)	$(103)
Inventories	(31)	(25)
Pension liability — affiliates	59	36
Accounts payable	(46)	329
Accrued PSCR refund	22	2
Income taxes payable	(10)	173
General taxes	(11)	32
Postretirement liability — affiliates	12	9
Other assets	(14)	(303)
Other liabilities	34	217

	$(33)	$367

Supplementary Cash Information
Cash paid for interest (net of interest capitalized)	$224	$235
Cash paid for income taxes	$2	$112
Asset (gains) and reserves, net
The 2007 third quarter and nine-month period ended September 30, 2007 included $6 million and $12 million reserve adjustments , respectively, for a loan guaranty related to our former ownership of a steam heating business now owned by Thermal Ventures II, LP (Thermal).

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
In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active. The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in an inactive market, and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.
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
GAAP Hierarchy
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements under GAAP. SFAS 162 is effective 60 days following the approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company will adopt SFAS No. 162 once effective. The adoption is not expected to have a material impact on its consolidated financial statements.

Useful Life of Intangible Assets
In May 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. For a recognized intangible asset, an entity shall disclose information that enables users to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The FSP will not have a material impact on the Company’s consolidated financial statements.
Disclosures about Derivative Instruments and Guarantees
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption are encouraged but not required. The Company will adopt SFAS No. 161 on January 1, 2009.
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. This FSP also requires additional disclosures about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The FSP also clarifies that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The Company is still assessing the impact of these pronouncements on our disclosures, and will begin providing any additional required disclosures related to SFAS No. 133 and FIN 45 for the year ending December 31, 2008. Disclosures necessary under SFAS No. 161 will be made beginning with the quarter ending March 31, 2009.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company will adopt SFAS No. 160 as of January 1, 2009 and the adoption will not have a material impact on the Company’s consolidated financial statements.
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

NOTE 3 — FAIR VALUE
Effective January 1, 2008, the Company adopted SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The Company has elected to defer the effective date of SFAS No. 157 as it pertains to non-financial assets and liabilities to January 1, 2009.
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the third quarter and nine months ended September 30, 2008. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities
(Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. SFAS No. 157 requires that assets and liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined by SFAS No. 157 as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2008:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	September 30, 2008
Assets:
Nuclear decommissioning trusts	$469	$287	$—	$756
Employee benefit trust investments	—	56	—	56
Derivative assets	—	—	3	3

Total	$469	$343	$3	$815

Liabilities:
Deferred compensation	$—	$(1)	$—	$(1)
Derivative liabilities	—	(15)	—	(15)

Total	$—	$(16)	$—	$(16)

Net Assets at September 30, 2008	$469	$327	$3	$799

The following table presents the fair value reconciliation of Level 3 derivative assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2008:

(in Millions)	Derivatives
Liability balance as of January 1, 2008 (1)	$4
Changes in fair value recorded in income	2
Changes in fair value recorded in other comprehensive income	—
Purchases, issuances and settlements	(3)
Transfers in/out of Level 3	—

Liability balance as of September 30, 2008	$3

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2008	$3

(1)	Balance as of January 1, 2008 includes a cumulative effect adjustment which represents an increase to beginning retained earnings related to Level 3 derivatives upon adoption of SFAS No. 157.
Net gains of $2 million related to Level 3 derivative assets and liabilities are reported in Operating Revenues for the nine months ended September 30, 2008 consistent with the Company’s accounting policy. Net losses of $15 million related to Level 1 and Level 2 derivative assets and liabilities, and the impact of netting, are also reported in Operating Revenues for the nine months ended September 30, 2008. Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period.
Nuclear Decommissioning Trusts
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
NOTE 4 — RESTRUCTURING
Restructuring — Performance Excellence Process
In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process and began a series of focused improvement initiatives. This process continued as of September 30, 2008.
The Company incurred costs to achieve (CTA) restructuring expense for employee severance and other costs. Other costs include project management and consultant support. Pursuant to MPSC authorization, beginning in the third quarter of 2006, Detroit Edison deferred approximately $102 million of CTA in 2006. During 2007, Detroit Edison deferred CTA costs of $54 million. Detroit Edison began amortizing deferred 2006 costs in 2007 and 2007 deferred costs in 2008 as the recovery of these costs was provided for by the MPSC. Amortization of prior year deferred CTA costs was $4 million and $3 million for the three months ended September 30, 2008 and 2007, respectively, and $12 million and $8 million for the nine months ended September 30, 2008 and 2007, respectively. Detroit Edison deferred approximately $9 million and $18 million of CTA for the three months ended September 30, 2008 and 2007, respectively, and approximately $20 million and $39 million of CTA for the nine months ended September 30, 2008 and 2007, respectively. See Note 5.
Amounts expensed are recorded in Operation and maintenance on the Consolidated Statements of Operations. Deferred amounts are recorded in the Regulatory assets line on the Consolidated Statements of Financial Position. Costs incurred for the three- and nine- month periods ended September 30, 2008 and 2007 are as follows:

Three Months Ended September 30	Employee Severance Costs(1)		Other Costs		Total Cost
(in Millions)	2008	2007	2008	2007	2008	2007
Costs incurred	—	3	9	16	9	19
Less amounts deferred or capitalized	—	3	9	16	9	19

Amount expensed	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30	Employee Severance Costs(1)		Other Costs		Total Cost
(in Millions)	2008	2007	2008	2007	2008	2007
Costs incurred	—	14	21	30	21	44
Less amounts deferred or capitalized	—	14	21	30	21	44

Amount expensed	$—	$—	$—	$—	$—	$—

(1)	Includes corporate allocations.

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
Also in the filing, in connection with Michigan’s 21st Century Energy Plan, Detroit Edison reinstated a long-term integrated resource planning (IRP) process with the purpose of developing the least overall cost plan to serve customers’ generation needs over the next 20 years. Based on the IRP, new base load capacity may be required for Detroit Edison. To protect tax credits available under federal law, Detroit Edison determined it would be prudent to initiate the application process for a new nuclear unit. Detroit Edison has not made a decision to build a new nuclear unit; however, it has elected to preserve its option to build at some point in the future by beginning the complex nuclear licensing process in 2007. Additionally, beginning the licensing process at the present time positions Detroit Edison to potentially take advantage of tax incentives derived from provisions in the 2005 Federal Energy Policy Act, which will benefit customers. To qualify for these tax credits, a combined operating license application for construction and operation of an advanced nuclear generating plant must be filed with the Nuclear Regulatory Commission (NRC) no later than December 31, 2008. Detroit Edison filed the combined operating license application with the NRC on September 18, 2008. Formal NRC review and approval is expected to take 3- 4 years and is estimated to cost an additional $57 million. Costs of $20 million related to preparing the combined licensing application have been deferred and included in Other assets as of September 30, 2008.
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
The Performance Excellence Process continued as of September 30, 2008. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison, commencing in 2006, to defer the incremental CTA, subject to the MPSC establishing a recovery mechanism. Further, the order provided for Detroit Edison to amortize the CTA deferrals over a 10-year period beginning with the year subsequent to the year the CTA was deferred. See Note 4 for additional information on amounts deferred and amortized in 2006 and 2007 and for the three and nine months ended September 30, 2008 and 2007.
Accounting for Costs Related to Enterprise Business Systems (EBS)
In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize costs related to EBS, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In April 2005, the MPSC approved a settlement agreement providing for the deferral of up to $60 million of certain EBS costs, which would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. At September 30, 2008, approximately $26 million of EBS costs have been deferred as a regulatory asset. In addition, EBS costs recorded as plant assets are being amortized over a 15-year period, pursuant to MPSC authorization.
Fermi 2 Enhanced Security Costs Settlement
The Customer Choice and Electricity Reliability Act, as amended in 2003, allows for the recovery of reasonable and prudent costs of new and enhanced security measures required by state or federal law, including providing for reasonable security from an act of terrorism. In December 2006, Detroit Edison filed an application with the MPSC for recovery of $11.4 million of Fermi 2 Enhanced Security Costs (ESC), discounted back to September 11, 2001 plus carrying costs from that date. In April 2007, the MPSC approved a settlement agreement that authorizes Detroit Edison to recover Fermi 2 ESC incurred during the period of September 11, 2001 through December 31, 2005. The settlement defined Detroit Edison’s ESC, discounted back to September 11, 2001, as $9.1 million plus carrying charges. A total of $13 million, including carrying charges, has been deferred as a regulatory asset. Detroit Edison is authorized to incorporate into its rates an enhanced security factor over a period not to exceed five years. Amortization expense related to this regulatory asset was approximately $1 million and $3 million for the three and nine-month periods ended September 30, 2008. Amortization of this regulatory asset was approximately $1 million and $2 million for the three- and nine-months ended September 30, 2007.
Reconciliation of Regulatory Asset Recovery Surcharge (RARS)
In December 2006, Detroit Edison filed a reconciliation of costs underlying its existing RARS. This true-up filing was made to maximize the remaining time for recovery of significant cost increases prior to expiration of the RARS 5-year recovery limit under PA 141. Detroit Edison requested a reconciliation of the regulatory asset surcharge to ensure proper recovery by the end of the 5-year period of: (1) Clean Air Act Expenditures, (2) Capital in Excess of Base Depreciation, (3) MISO Costs and (4) the regulatory liability for the 1997 Storm Charge. In July 2007, the MPSC approved a negotiated RARS deficiency settlement that resulted in a $10 million write-down of RARS-related costs in 2007. As discussed above, the CIM in the MPSC Show-Cause Order will reduce the regulatory asset. Detroit Edison had no CIM reductions for the three months ended September 30, 2008 due to the expiration of the CIM in April 2008. Approximately $20 million was credited to the unrecovered regulatory asset balance during the three months ended September 30, 2007. Approximately $11 million and $27 million was credited to the unrecovered regulatory asset balance during the nine months ended September 30, 2008 and 2007, respectively.
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
2008 Plan Year — In September 2007, Detroit Edison filed its 2008 PSCR plan case seeking approval of a levelized PSCR factor of 9.23 mills/kWh above the amount included in base rates for all PSCR customers. The Company is supporting a total 2008 power supply expense forecast of $1.3 billion that includes $1 million for the recovery of its projected 2007 PSCR under-collection. Also included in the filing was a request for approval of the Company’s emission compliance strategy which included pre-purchases of emission allowances as well as a request for pre-approval of a contract for capacity and energy associated with a renewable wind energy project. On January 31, 2008, Detroit Edison filed a revised PSCR plan case seeking approval of a levelized PSCR factor of 11.22 mills/kWh above the amount included in base rates for all PSCR customers. The revised filing supports a 2008 power supply expense forecast of $1.4 billion and includes $43 million for the recovery of a projected 2007 PSCR under-collection. In March 2008, the MPSC ordered that Detroit Edison shall not self-implement the 11.22 mills/kWh power supply cost recovery factor proposed in its January 2008 filing. Detroit Edison filed a renewed motion for a temporary order to implement the 11.22 mills/kWh factor in June 2008. On July 29, 2008, the MPSC issued a temporary order approving Detroit Edison’s request to increase the PSCR factor to 11.22 mills/kWh. The Company expects a final MPSC order in this proceeding in the fourth quarter of 2008.
2009 Plan Year - In September 2008, Detroit Edison filed its 2009 PSCR plan case seeking approval of a levelized PSCR factor of 17.67 mills/kWh above the amount included in base rates for residential customers and a levelized PSCR factor of 17.29 mills/kWh above the amount included in base rates for commercial and industrial customers. The Company is supporting a total power supply expense forecast of $1.73 billion. The plan also includes approximately $69 million for the recovery of its projected 2008 PSCR undercollection from all customers and approximately $12 million for the refund of its 2005 PSCR Reconciliation surcharge overcollection to commercial and industrial customers only. Also included in the filing is a request for approval of the Company’s expense associated with the use of urea in the selective catalytic reduction units at Monroe power plant as well as a request for approval of a contract for capacity and energy associated with a renewable (wind) energy project. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including; fuel costs, purchased and net interchange power costs, NOx and SO2 emission allowance costs, transmission costs and MISO costs.

Other
In July 2007, the State of Michigan Court of Appeals published its decision with respect to an appeal by Detroit Edison and others of certain provisions of a November 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. In its published decision, the Court of Appeals held that Detroit Edison is entitled to recover its allocated share of the merger control premium and remanded this matter to the MPSC for further proceedings to establish the precise amount and timing of this recovery. Detroit Edison has filed a supplement to its April 2007 rate case to address the recovery of the merger control premium costs. Other parties filed requests for leave to appeal to the Michigan Supreme Court from the Court of Appeals decision and in September 2008, the Michigan Supreme Court granted the requests to address the merger control premium as well as the recovery of transmission costs through the PSCR. The Company is unable to predict the financial or other outcome of any legal or regulatory proceeding at this time.
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
Debt Issuances
In 2008, the Company has issued the following long-term debt:

(in Millions)
Month Issued	Type	Interest Rate	Maturity	Amount

April	Tax-Exempt Revenue Bonds (2) (3)	Variable	2036	$69
May	Tax-Exempt Revenue Bonds (2) (3)	Variable	2029	118
May	Tax-Exempt Revenue Bonds (2) (4)	5.30%	2030	51
June	Senior Notes (1)	5.60%	2018	300
July	Tax-Exempt Revenue Bonds (2) (5)	Variable	2020	32
October	Senior Notes (1)	6.40%	2013	250

				$820

(1)	Proceeds were used to pay down short-term debt and for general corporate purposes.

(2)	Detroit Edison Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

(3)	Proceeds were used to refinance auction rate Tax-Exempt Revenue Bonds.

(4)	These Tax-Exempt Revenue Bonds were converted from an auction rate mode and remarketed in a fixed rate mode to maturity.

(5)	Proceeds were used to refinance Tax-Exempt Revenue Bonds that matured July 2008.

Debt Retirements and Redemptions
In 2008, the following debt has been retired, through optional redemption or payment at maturity:

(in Millions)
Month Retired	Type	Interest Rate	Maturity	Amount

April	Tax-Exempt Revenue Bonds (1)	Variable	2036	$69
May	Tax-Exempt Revenue Bonds (1)	Variable	2029	118
July	Tax-Exempt Revenue Bonds (2)	7.00%	2008	32

				$219

(1)	These Tax-Exempt Revenue Bonds were converted from auction rate mode, then repurchased and reissued in a weekly rate mode.

(2)	These Tax-Exempt Revenue Bonds were redeemed with the proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.
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
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. Liabilities accrued for remediation of these sites were approximately $12 million at September 30, 2008 and $15 million at December 31, 2007. The costs to remediate are expected to be incurred over the next several years.
Labor Contracts
There are several bargaining units for the Company’s represented employees. In September 2008, approximately 500 employees ratified a new four-year contract. The contracts of the remaining represented employees expire in 2010.
Purchase Commitments
Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments totals $5 million as of September 30, 2008 and is being amortized to Fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. The Company estimates steam and electric purchase commitments from 2008 through 2024 will not exceed $343 million. In 2003, the Company sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Under the terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA through December 2008. Also, the Company guaranteed bank loans of $13 million that Thermal Ventures II, LP may use for capital improvements to the steam heating system and during 2007 recorded a liability of $13 million related to the bank loan guarantee.
As of September 30, 2008, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $1.4 billion from 2008 through 2024. The Company also estimates that 2008 capital expenditures will be approximately $1 billion. The Company has made certain commitments in connection with expected capital expenditures.
Bankruptcies
The Company transacts with numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of the Company’s customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts, and records provisions for amounts considered at risk of probable loss. Management believes the Company’s previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.
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
Item 1. — Legal Proceedings
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
We are aware of attempts by an environmental organization known as the Waterkeeper Alliance to initiate a criminal action in Canada against the Company for alleged violations of the Canadian Fisheries Act. Fines under the relevant Canadian statute could potentially be significant. To date, the Company has not been properly served process in this matter. Nevertheless, as a result of a recent decision by a Canadian court, a trial schedule has been initiated. The Company believes the claims of the Waterkeeper Alliance in this matter are without legal merit and has appealed the court’s decision. Detroit Edison is not able to predict or assess the outcome of this action at this time.
Item 1A. — Risk Factors
There are various risks associated with the operations of DTE Energy’s utility and non-utility businesses. Our 2007 Form 10-K includes a detailed discussion of our risk factors. The information presented below amends and restates a certain risk factor and should be read in conjunction with the risk factors and information disclosed in our 2007 Form 10-K. Additional risks and uncertainties not currently known to the Company, or that are currently deemed to be immaterial, also may materially adversely affect the Company’s business, financial condition and/or future operating results.
Michigan’s electric Customer Choice program could negatively impact our financial performance. The electric Customer Choice program, as originally contemplated in Michigan, anticipated an eventual transition to a totally deregulated and competitive environment where customers would be charged market-based rates for their electricity. The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. In addition, such regulated electric rates for certain groups of our customers exceed the cost of service to those customers. Due to distorted pricing mechanisms during the initial implementation period of electric Customer Choice, many commercial customers chose alternative electric suppliers. MPSC rate orders and recent energy legislation enacted by the State of Michigan are phasing out the pricing disparity and have placed a cap on the total potential Customer Choice related migration. Recent higher wholesale electric prices have also resulted in some former electric Customer Choice customers migrating back to Detroit Edison for electric generation service. Even with the electric Customer Choice-related relief received in recent Detroit Edison rate orders and the legislated 10 percent cap on participation in the electric Customer Choice program, there continues to be financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and bundled electric service price increases.

Item 6. — Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

4-259	Supplemental Indenture, dated as of October 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, providing for General and Refunding Mortgage Bonds, 2008 Series J.

4-260	Twenty-Seventh Supplemental Indenture, dated as of October 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. providing for 2008 Series J 6.40% Senior Notes due 2013.

12-31	Computation of Ratio of Earnings to Fixed Charges

31-43	Chief Executive Officer Section 302 Form 10-Q Certification

31-44	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-43	Chief Executive Officer Section 906 Form 10-Q Certification

32-44	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
Date: November 14, 2008	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer