Form 10-K
period 2008-12-31
DETROIT EDISON CO
filed 2009-02-27
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 1-2198
The Detroit Edison Company, a Michigan corporation, meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.
THE DETROIT EDISON COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-0478650
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

One Energy Plaza, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)
313-235-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Year Ended December 31, 2008

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

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	potential for continued loss on cash equivalents and investments, including nuclear decommissioning and benefit plan assets;

•	the length and severity of ongoing economic decline;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that could include carbon and more stringent mercury emission controls, a renewable portfolio standard and energy efficiency mandates;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	the effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	amounts of uncollectible accounts receivable; and

•	binding arbitration, litigation and related appeals.
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
Items 1. and 2. Business and Properties
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
The electricity we produce and purchase is sold to four major classes of customers: residential, commercial, industrial, and wholesale, principally throughout southeastern Michigan.

Revenue by Service
(in Millions)	2008	2007	2006
Residential	$1,726	$1,739	$1,671
Commercial	1,753	1,723	1,603
Industrial	894	854	835
Wholesale	119	125	109
Other	170	259	350

Subtotal	4,662	4,700	4,568
Interconnection sales (1)	212	200	169

Total Revenue	$4,874	$4,900	$4,737

(1)	Represents power that is not distributed by Detroit Edison.
Weather, economic factors, competition and electricity prices affect sales levels to customers. Our peak load and highest total system sales generally occur during the third quarter of the year, driven by air conditioning and other cooling-related demands. We occasionally experience various types of storms that damage our electric distribution infrastructure resulting in power outages. Restoration and other costs associated with storm-related power outages can negatively impact earnings. In the December 23, 2008 MPSC rate order for Detroit Edison, a tracking mechanism was approved that provides for an annual reconciliation for restoration costs (storm and non-storm) using a base expense level of $110 million per year. Our operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on Detroit Edison.
Fuel Supply and Purchased Power
Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have eight long-term and two short-term contracts for a total purchase of approximately 26 million tons of low-sulfur western coal to be delivered in 2009 and 2010. We also have eight contracts for the purchase of approximately 6 million tons of Appalachian coal to be delivered from 2009 through 2011. All of these contracts have fixed prices. We have approximately 84% of our 2009 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have long-term transportation contracts with companies to provide rail and vessel services for delivery of purchased coal to our generating facilities.
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
Generating plants owned and in service as of December 31, 2008 are as follows:

	Location by	Summer Net
	Michigan	Rated Capability (1) (2)
Plant Name	County	(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River (3)	St. Clair	1,026	9.2	1984 and 1985
Conners Creek	Wayne	230	2.1	1951
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	103	0.9	1968
Marysville	St. Clair	84	0.8	1943 and 1947
Monroe (4)	Monroe	3,115	28.0	1971, 1973 and 1974
River Rouge	Wayne	523	4.7	1957 and 1958
St. Clair	St. Clair	1,368	12.3	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	730	6.6	1949 and 1968

		7,964	71.7
Oil or Gas-fueled Peaking Units	Various	1,101	9.9	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2 (5)	Monroe	1,122	10.1	1988
Hydroelectric Pumped Storage Ludington(6)	Mason	917	8.3	1973

		11,104	100.0

(1)	Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	Excludes one oil-fueled unit, St. Clair Unit No. 5 (250 MW) in cold standby status.

(3)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

(4)	The Monroe Power Plant provided 38% of Detroit Edison’s total 2008 power plant generation.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.
Detroit Edison owns and operates 678 distribution substations with a capacity of approximately 33,436,000 kilovolt-amperes (kVA) and approximately 419,600 line transformers with a capacity of approximately 21,634,000 kVA.

Circuit miles of distribution lines owned and in service as of December 31, 2008:

Electric Distribution	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,114	13,875
24 kV	102	690
40 kV	2,324	335
120 kV	72	13

	30,612	14,913

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
The electric Customer Choice program in Michigan allows all of our electric customers to purchase their electricity from alternative electric suppliers of generation services. Customers choosing to purchase power from alternative electric suppliers represented approximately 3% of retail sales in 2008, 4% in 2007 and 6% of such sales in 2006. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers whose MPSC-authorized full service rates exceed their cost of service. MPSC rate orders and recent energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a 10 percent cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance. Recent higher wholesale electric prices have also resulted in many former electric Customer Choice customers migrating back to Detroit Edison for electric generation service. When market conditions are favorable, we sell power into the wholesale market, in order to lower costs to full-service customers.
Competition in the regulated electric distribution business is primarily from the on-site generation of industrial customers and from distributed generation applications by industrial and commercial customers. We do not expect significant competition for distribution to any group of customers in the near term. In 2008, the Michigan legislature passed a comprehensive reform package that requires Michigan utilities to serve ten percent of their retail sales from renewable energy sources by 2015. In December 2008, Detroit Edison issued a request for proposal to purchase Michigan-based renewable energy credits.
ENVIRONMENTAL MATTERS
We are subject to extensive environmental regulation. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply could vary substantially. We expect to continue recovering environmental costs through rates charged to our customers. The following table summarizes our estimated significant future environmental expenditures based upon current regulations:

(in Millions)
Air	$2,800
Water	55
MGP sites	3
Other sites	9

Estimated total future expenditures through 2018	$2,867

Estimated 2009 expenditures	$100

Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of studies to be conducted over the next several years, Detroit Edison may be required to perform some mitigation activities, including the possible installation of additional control technologies to reduce the environmental impact of the intake structures. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation, resulting in a delay in complying with the regulation. In 2008, the U.S. Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule. A decision is expected in the first quarter of 2009. Concurrently, the EPA continues to develop a revised rule, which is expected to be published in early 2009.
Manufactured Gas Plant (MGP) and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas for heating and other uses, have been designated as MGP sites. Detroit Edison conducted remedial investigations at contaminated sites, including three MGP sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. As a result of these determinations, we have recorded liabilities related to these sites. Cleanup activities associated with these sites will be conducted over the next several years.
Global Climate Change — Proposals for voluntary initiatives and mandatory controls are being discussed in the United States to reduce greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels. There may be legislative and or regulatory action to address the issue of changes in climate that may result from the build up of greenhouse gases, including carbon dioxide, in the atmosphere. We cannot predict the impact any legislative or regulatory action may have on our operations and financial position.
See Notes 4 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.
EMPLOYEES
We had 4,682 employees as of December 31, 2008, of which 1,897 were represented by unions. The majority of our union employees are under contracts that expire in June 2010 and August 2012.
Item 1A. Risk Factors
There are various risks associated with the operations of Detroit Edison. To provide a framework to understand our operating environment, we are providing a brief explanation of the more significant risks associated with our business. Although we have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect our performance.
Regional and national economic conditions can have an unfavorable impact on us. Our business follows the economic cycles of the customers we serve. We provide services to the domestic automotive industry which is under considerable financial distress, exacerbating the decline in regional economic conditions. Should national or regional economic conditions further decline, reduced volumes of electricity and collections of accounts receivable will result in decreased earnings and cash flow.
Adverse changes in our credit ratings may negatively affect us. Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance, could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating could restrict or discontinue our ability to access capital markets and could result in an increase in our borrowing costs, a reduced level of capital expenditures and could impact future earnings and cash flows. In addition, a reduction in credit rating may require us to post collateral related to various physical or financially settled contracts for the purchase of energy-related commodities, products and services, which would impact our liquidity.
Our ability to access capital markets at attractive interest rates is important. Our ability to access capital markets is important to operate our businesses. In recent months, the global financial markets have experienced unprecedented instability. This systemic marketplace distress is impacting our access to capital and cost of capital. This recent turmoil in credit markets has constrained, and may again in the future constrain, our ability to issue new debt, including commercial paper, and refinance existing debt. We cannot predict the length of time the current worldwide credit situation will continue or the impact on our future operations and our ability to issue debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. We have substantial amounts of short-term credit facilities that expire in 2009. We intend to seek to renew the facilities on or before the expiration dates. However, we cannot predict the outcome of these efforts, which could result in a decrease in amounts available and/ or an increase in our borrowing costs and negatively impact our financial performance.
Poor investment performance of pension and other postretirement benefit plan holdings and other factors impacting benefit plan costs could unfavorably impact our liquidity and results of operations. Our costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and our required or voluntary contributions made to the plans. The performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under our plans. We have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets, as was experienced in 2008, will increase the funding requirements under our pension and postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Also, if future increases in pension and postretirement benefit costs as a result of reduced plan assets are not recoverable from our customers, the results of operations and financial position of our company could be negatively affected. Without sustained growth in the plan investments over time to increase the value of our plan assets, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, financial position, or results of operations.
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
We may not be fully covered by insurance. We have a comprehensive insurance program in place to provide coverage for various types of risks, catastrophic damage as a result of acts of God, terrorism, war or a combination of other significant unforeseen events that could impact our operations. Economic losses might not be covered in full by insurance or our insurers may be unable to meet contractual obligations.
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
Michigan’s electric Customer Choice program could negatively impact our financial performance. The electric Customer Choice program, as originally contemplated in Michigan, anticipated an eventual transition to a totally deregulated and competitive environment where customers would be charged market-based rates for their electricity. The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. In addition, such regulated electric rates for certain groups of our customers exceed the cost of service to those customers. Due to distorted pricing mechanisms during the initial implementation period of electric Customer Choice, many commercial customers chose alternative electric suppliers. MPSC rate orders and recent energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a cap on the total potential Customer Choice related migration. Recent higher wholesale electric prices have also resulted in some former electric Customer Choice customers migrating back to Detroit Edison for electric generation service. However, even with the electric Customer Choice-related relief received in recent Detroit Edison rate orders and the legislated 10 percent cap on participation in the electric Customer Choice program, there continues to be financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and bundled electric service price increases.
Weather significantly affects operations. Deviations from normal hot and cold weather conditions affect our earnings and cash flow. Mild temperatures can result in decreased utilization of our assets, lowering income and cash flow. Ice storms, tornadoes, or high winds can damage the electric distribution system infrastructure and require us to perform emergency repairs and incur material unplanned expenses. The expenses of storm restoration efforts may not be fully recoverable through the regulatory process.
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
The supply and price of fuel and other commodities and related transportation costs may impact our financial results. We are dependent on coal for much of our electrical generating capacity. Price fluctuations, fuel supply disruptions and increases in transportation costs could have a negative impact on our ability to profitably generate electricity. We have hedging strategies and regulatory recovery mechanisms in place to mitigate negative fluctuations in commodity supply prices, but there can be no assurances that our financial performance will not be negatively impacted by price fluctuations.
Unplanned power plant outages may be costly. Unforeseen maintenance may be required to safely produce electricity or comply with environmental regulations. As a result of unforeseen maintenance, we may be required to make spot market purchases of electricity that exceed our costs of generation. Our financial performance may be negatively affected if we are unable to recover such increased costs.
Environmental laws and liability may be costly. We are subject to numerous environmental regulations. These regulations govern air emissions, water quality, wastewater discharge, and disposal of solid and hazardous waste. Compliance with these regulations can significantly increase capital spending, operating expenses and plant down times. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections and other regulatory approvals. Additionally, we may become a responsible party for environmental cleanup at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.
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
Benefits of continuous improvement initiatives could be less than we expect. We have a continuous improvement program that is expected to result in significant cost savings. Actual results achieved through this program could be less than our expectations.
A work interruption may adversely affect us. Unions represent approximately 1,900 of our employees. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.
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
We are aware of attempts by an environmental organization known as the Waterkeeper Alliance to initiate a criminal action in Canada against the Company for alleged violations of the Canadian Fisheries Act. Fines under the relevant Canadian statute could potentially be significant. To date, the Company has not been properly served process in this matter. Nevertheless, as a result of a decision by a Canadian court, a trial schedule has been initiated. The Company believes the claims of the Waterkeeper Alliance in this matter are without legal merit and has appealed the court’s decision. We are not able to predict or assess the outcome of this action at this time.
For additional discussion on legal matters, see the following Notes to Consolidated Financial Statements:

Note	Title

4	Regulatory Matters
5	Nuclear Operations
14	Commitments and Contingencies

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
We paid cash dividends on our common stock of $305 million in 2008, 2007, and 2006.
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
Factors impacting income: Net income increased $14 million in 2008 and decreased $4 million in 2007. The 2008 increase was primarily due to lower expenses for operation and maintenance, depreciation and amortization, and taxes other than income, partly offset by lower gross margins and higher income tax expense. The 2007 decrease reflects higher operation and maintenance expenses, partially offset by higher gross margins and lower depreciation and amortization expenses.

Increase (Decrease) in Income Statement Components Compared to Prior Year
(in Millions)	2008	2007
Operating revenues	$(26)	$163
Fuel and purchased power	92	120

Gross margin	(118)	43
Operation and maintenance	(100)	85
Depreciation and amortization	(21)	(48)
Taxes other than income	(45)	25
Asset (gains) losses and reserves, net	(9)	14

Operating income	57	(33)
Other (income) and deductions	6	(17)
Income tax provision	37	(13)

Net income before accounting change	14	(3)
Cumulative effect of accounting change	—	(1)

Net Income	$14	$(4)

Gross margin decreased $118 million during 2008 and increased $43 million in 2007. The 2008 decrease was due to the unfavorable impacts of weather and service territory performance and the absence of the favorable impact of a May 2007 MPSC order related to the 2005 PSCR reconciliation. These decreases were partially offset by higher rates attributable to the April 2008 expiration of a rate reduction related to the MPSC show cause proceeding and higher margins due to customers returning from the electric Customer Choice program. The increase in 2007 was attributed to higher margins due to returning sales from electric Customer Choice, the favorable impact of a May 2007 MPSC order related to the 2005 PSCR reconciliation and weather related impacts, partially offset by lower rates resulting primarily from the August 2006 settlement in the MPSC show cause proceeding and the unfavorable impact of a September 2006 MPSC order related to the 2004 PSCR reconciliation. Revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism.
The following table displays changes in various gross margin components relative to the comparable prior period:

Increase (Decrease) in Gross Margin Components Compared to Prior Year
(in Millions)	2008	2007
Weather-related margin impacts	$(37)	$31
Return of customers from electric Customer Choice	35	43
Service territory economic performance	(100)	28
Refundable pension cost	(30)	—
April 2008 expiration of show cause rate decrease	46	—
Impact of 2006 MPSC show cause order	—	(64)
Impact of 2005 MPSC PSCR reconciliation order	(38)	38
Impact of 2004 MPSC PSCR reconciliation order	—	(39)
Other, net	6	6

Increase (decrease) in gross margin	$(118)	$43

Power Generated and Purchased
(in Thousands of MWh)	2008		2007		2006
Power Plant Generation
Fossil	41,254	71%	42,359	72%	39,686	70%
Nuclear	9,613	17	8,314	14	7,477	13

	50,867	88	50,673	86	47,163	83
Purchased Power	6,877	12	8,422	14	9,861	17

System Output	57,744	100%	59,095	100%	57,024	100%
Less Line Loss and Internal Use	(3,445)		(3,391)		(3,603)

Net System Output	54,299		55,704		53,421

Average Unit Cost ($/MWh)
Generation (1)	$17.93		$15.83		$15.61

Purchased Power	$69.50		$62.40		$53.71

Overall Average Unit Cost	$24.07		$22.47		$22.20

(1)	Represents fuel costs associated with power plants.

(in Thousands of MWh)	2008	2007	2006
Electric Sales
Residential	15,492	16,147	15,769
Commercial	18,920	19,332	17,948
Industrial	13,086	13,338	13,235
Wholesale	2,825	2,902	2,826
Other	393	398	402

	50,716	52,117	50,180
Interconnection sales (1)	3,583	3,587	3,241

Total Electric Sales	54,299	55,704	53,421

Electric Deliveries
Retail and Wholesale	50,716	52,117	50,180
Electric Customer Choice	1,382	1,690	2,694
Electric Customer Choice-Self Generators (2)	75	549	909

Total Electric Sales and Deliveries	52,173	54,356	53,783

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $100 million in 2008 and increased $85 million in 2007. The decrease in 2008 was due primarily to lower information systems implementation costs of $60 million, lower benefit expense of $45 million and lower corporate support expenses of $29 million, partially offset by higher uncollectible expenses of $22 million. The increase in 2007 is primarily due to higher information systems implementation costs of $30 million, higher storm expenses of $22 million, increased uncollectible expense of $22 million and higher corporate support expenses of $20 million.
Depreciation and amortization expense decreased $21 million in 2008 and $48 million in 2007. The 2008 decrease was due primarily to decreased amortization of regulatory assets. The 2007 decrease was due primarily to a 2006 net stranded cost write-off of $112 million related to the September 2006 MPSC order regarding stranded costs and a $13 million decrease in our asset retirement obligation at our Fermi 1 nuclear facility, partially offset by $58 million of increased amortization of regulatory assets and $13 million of higher depreciation expense due to increased levels of depreciable plant assets.
Taxes other than income decreased $45 million in 2008 due to the Michigan Single Business Tax (SBT) expense in 2007, which was replaced with the Michigan Business Tax (MBT) in 2008. The MBT is accounted for in the Income Tax provision.

Asset (gains)losses and reserves, net decreased $9 million in 2008 and increased $14 million in 2007 due to a 2007 $13 million reserve for a loan guaranty related to Detroit Edison’s former ownership of a steam heating business now owned by Thermal Ventures II, LP (Thermal).
Other (income) and deductions expense increased $6 million in 2008 and decreased $17 million in 2007. The 2008 increase is attributable to $15 million of investment losses in a trust utilized for retirement benefits and $3 million of miscellaneous expenses offset by higher capitalized interest of $12 million. The 2007 decrease is attributable to a $10 million contribution to the DTE Energy Foundation in 2006 that did not recur in 2007, $3 million of higher interest income and $17 million of increased miscellaneous utility related services, partially offset by $16 million of higher interest expense.
Outlook — We will move forward in our efforts to continue to improve the operating performance and cash flow of Detroit Edison. We continue to resolve outstanding regulatory issues by pursuing regulatory and/or legislative solutions. Many of these issues and problems have been addressed by the legislation signed by the Governor of Michigan in October 2008, discussed more fully in the Overview section. Looking forward, additional issues, such as volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans, health care costs and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will continue to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
Unfavorable national and regional economic trends have resulted in reduced demand for electricity in our service territory and increases in our uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies.
Due to the economy and credit market conditions, in the near term, we are reviewing our capital expenditure commitments for potential reductions and deferrals and plan to adjust the timing of projects as appropriate. Long term, we will be required to invest an estimated $2.8 billion on emission controls through 2018. We intend to seek recovery of these investments in future rate cases.
Additionally, our service territory may require additional generation capacity. A new base-load generating plant has not been built within the State of Michigan in over 20 years. Should our economic and regulatory environment be conducive to such a significant capital expenditure, we may build, upgrade or co-invest in a base-load coal facility or a new nuclear plant.
On September 18, 2008, Detroit Edison submitted a Combined Operating License Application with the NRC for construction and operation of a possible 1,500 MW nuclear power plant at the site of the company’s existing Fermi 2 nuclear plant. We have not decided on construction of a new base-load nuclear plant; however, by completing the license application before the end of 2008, we may qualify for financial incentives under the Federal Energy Policy Act of 2005. In addition, Detroit Edison is also moving ahead with plans for renewable energy resources and an aggressive energy efficiency program.
The following variables, either individually or in combination, could impact our future results:
•	Access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	Instability in capital markets which could impact availability of short and long-term financing or the potential for loss on cash equivalents and investments;

•	Economic conditions within Michigan and corresponding impacts on demand for electricity;

•	Collectibility of accounts receivable;

•	Increases in future expense and contributions to pension and other postretirement plans due to declines in value resulting from market conditions;

•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize plant and distribution system performance;

•	Variations in market prices of power, coal and gas;

•	Weather, including the severity and frequency of storms;

•	The level of customer participation in the electric Customer Choice program; and

•	Any potential new federal and state environmental, renewable energy and energy efficiency requirements.
Impact of Regulatory Decisions
On December 23, 2008, the MPSC issued an order in Detroit Edison’s February 20, 2008 updated rate case filing. The MPSC approved an annual revenue increase of $84 million effective January 14, 2009 or a 2.0% average increase in Detroit Edison’s annual revenue requirement for 2009. Included in the approved $84 million increase in revenues was a return on equity of 11% on an expected 49% equity and 51% debt capital structure.
Other key aspects of the MPSC order include the following:
•	In order to more accurately reflect the actual cost of providing service to business customers, the MPSC adopted an immediate 39% phase out of the residential rate subsidy, with the remaining amount to be eliminated in equal installments over the next five years, every October 1.

•	Accepted Detroit Edison’s proposal to reinstate and modify the tracking mechanism on Electric Choice sales (CIM) with a base level of 1,561 GWh. The modified mechanism will not have a cap on the amount recoverable.

•	Terminated the Pension Equalization Mechanism.

•	Approved an annual reconciliation mechanism to track expenses associated with restoration costs (storm and non-storm related expenses) and line clearance expenses. Annual reconciliations will be required using a base expense level of $110 million and $51 million, respectively.

•	Approved Detroit Edison’s proposal to recover a return on $15 million in working capital associated with the preparation of an application for a new nuclear generation facility at its current Fermi 2 site.
The MPSC issued an order on August 31, 2006 approving a settlement agreement providing for an annualized rate reduction of $53 million for 2006 for Detroit Edison, effective September 5, 2006. Beginning January 1, 2007, and continuing until April 13, 2008, rates were reduced by an additional $26 million, for a total reduction of $79 million annually. Detroit Edison experienced a rate reduction of approximately $76 million in 2007 and approximately $25 million during the period the rate reduction was in effect for 2008, as a result of this order. The revenue reduction was net of the recovery of costs associated with the Performance Excellence Process. The settlement agreement provided for some level of realignment of the existing rate structure by allocating a larger percentage of the rate reduction to the commercial and industrial customer classes than to the residential customer classes.
Impact of Legislation
On September 18, 2008, the Michigan House of Representatives and Michigan Senate passed a package of bills to establish a comprehensive, sustainable, long-term energy plan for Michigan. The Governor of Michigan signed the bills on October 6, 2008.

The package of bills includes:
•	2008 Public Act (PA) 286 that reforms Michigan’s utility regulatory framework, including the electric Customer Choice program,

•	2008 PA 295 that establishes a renewable portfolio / energy optimization standard and provides a funding mechanism, and

•	2008 PA 287 that provides for an income tax credit for the purchase of energy efficient appliances and a credit to offset a portion of the renewable charge.
2008 PA 286 makes the following changes in the regulatory framework for Michigan utilities.
•	Electric Customer Choice reform — The bill establishes a 10 percent limit on participation in the electric Customer Choice program. In general, customers representing 10 percent of a utility’s load may receive electric generation from an electric supplier that is not a utility. After that threshold is met, the remaining customers will remain on full, bundled utility service. As of December 31, 2008, approximately 3 percent of Detroit Edison’s load was on the electric Customer Choice program. The bill also allows continuation of prior MPSC policies for customers to return to full utility service.

•	Cost-of-service based electric rates (deskewing) — The bill requires the MPSC to set rates based on cost-of-service for all customer classes, eliminating over a five-year period the current subsidy by businesses of residential customer rates. This provision does not change total revenue for Detroit Edison. It lowers rates for most commercial and industrial customers and increases rates for residential and certain other industrial customers to match the actual cost of service for each customer class. Rate changes will be phased in over five years, with a 2.5% annual cap on residential rate increases due to deskewing beginning January 1, 2009. Rates for schools and other qualified educational institutions will be set at their cost of service sooner.

•	File and use ratemaking — The bill establishes a 12 month deadline for the MPSC to complete a rate case and allows a utility to self-implement rate changes six months after a rate filing, subject to certain limitations. If the final order leads to lower rates than the utility had self-implemented, the utility will refund with interest, the difference. In addition, utility rate cases may be based on a forward test year. The bill also has provisions designed to help the MPSC obtain increased funding for additional staff.

•	Certificate of Need process for major capital investments — The bill establishes a certificate of need process for capital projects costing more than $500 million. The process requires the MPSC to review for prudence, prior to construction, proposed investments in new generating assets, acquisitions of existing power plants, major upgrades of power plants, and long-term power purchase agreements. The bill increases the certainty for utilities to recover the cost of projects approved by the MPSC and provides for the utilities to recover interest expenses during construction.

•	Merger & Acquisition approval — The bill grants the MPSC the authority to review and approve proposed utility mergers and acquisitions in Michigan and sets out evaluation criteria.
2008 PA 295 establishes renewable energy and energy optimization (energy efficiency, energy conservation or load management) programs in Michigan and provides for a separate funding surcharge to pay the cost of those programs. In accordance with the new law, the MPSC issued a temporary order on December 4, 2008 implementing this act. Within 90 days following the issuance of the temporary order, Detroit Edison is required to file a Renewable Portfolio Standard (RPS) plan with the MPSC. In addition, Detroit Edison is required to file an Energy Optimization plan with the MPSC.

Renewable Energy Standard
•	The bill requires electric providers to source 10% of electricity sold to retail customers from renewable energy resources by 2015.

•	Qualifying renewable energy resources include wind, biomass, solar, hydro, and geothermal, among others.

•	Detroit Edison will be required to have a renewable energy capacity portfolio of 300MW by December 31, 2013 and 600MW by December 31, 2015.

•	The MPSC will establish a per meter surcharge to fund the renewable energy requirements. The recovery mechanism starts prior to actual construction in order to smooth the rate impact for customers.

•	The bill allows for the lowering of compliance if RPS costs exceed the surcharge/cost cap or if other specified factors adversely affect the availability of renewable energy.

•	The bill specifies that a utility can build or have others build and later sell to the utility up to 50 percent of the generation required to meet the RPS. The other 50 percent would be contracted through power purchase agreements.

•	The bill also provides for a net metering program to be established by MPSC order for on-site customer-owned renewable generation up to 1% of an electric utility’s load.
Energy Optimization Standard
•	Requires utilities to create electric energy optimization plans for each customer class and includes funding surcharges as well as the potential for incentives for exceeding performance goals.

•	For electric sales, the program targets 0.3 percent annual savings in 2009, ramping up to 1 percent annual savings by 2012. Savings percentages are based on prior year retail sales.

•	The MPSC will allow utilities to capitalize certain costs of their energy optimization program. The costs which can be capitalized include equipment, materials, installation costs and customer incentives.

•	Incentives are potentially available for exceeding annual program targets. The financial incentive could be the lesser of 25% of the net cost reduction to our customers or 15% of total program spend, subject to MPSC approval.

•	By March 2016, the MPSC may suspend the program if it determines the program is no longer cost-effective.
Impact of Financial Markets
Recent distress in the financial markets has had an adverse impact on financial market activities, including extreme volatility in security prices and severely diminished liquidity and credit availability. Pursuant to the failures of large financial institutions, the credit situation rapidly evolved into a global crisis resulting in a number of international bank failures and declines in various stock indexes, and large reductions in the market value of equities and commodities worldwide. The crisis has led to increased volatility in the markets for both financial and physical assets, as the failures of large financial institutions resulted in sharply reduced trading volumes and activity. The effects of the credit situation will continue to be monitored.
We have experienced difficulties in accessing the commercial paper markets for short-term financing needs and an extended period of distress in the capital markets could have a negative impact on our liquidity in the future. Short-

term borrowings, principally in the form of commercial paper, provide us with the liquidity needed on a daily basis. Our commercial paper program is supported by our unsecured credit facilities. Beginning late in the third quarter of 2008, access to the commercial paper markets was sharply reduced and, as a result, we drew against our unsecured credit lines to supplement other sources of funds to meet our short-term liquidity needs. We continue to access the long-term bond markets as evidenced by certain financings completed in the fourth quarter of 2008. Since December 31, 2008, we have benefited from substantially improved liquidity and pricing in the commercial paper market.
Approximately $281 million of our total short-term credit arrangements of $350 million expire between July and October 2009, with the remainder expiring in October 2010. In anticipation of a significantly more challenging credit market, we expect to pursue the renewal of our syndicated revolving credit facility before its expiration. Given current conditions in the credit markets, we anticipate that the new facility will vary significantly from our current facilities with respect to such items as bank participation, allocation levels, pricing and covenants. We are currently in discussions with our existing bank group and actively pursuing potential new candidates for inclusion, as we anticipate that a number of banks in our current bank group will elect not to participate in the renewal or will alter their commitment level. Initial indications are that pricing is likely to be significantly higher due to market-wide re-pricing of risk. Multi-year agreements are still possible, however, the recent trend in the marketplace is toward 364 day facilities.
Our benefit plans have not experienced any direct significant impact on liquidity or counterparty risk due to the turmoil in the financial markets. As a result of losses experienced in the financial markets, our benefit plan assets experienced negative returns for 2008, which will result in increased benefit costs and higher contributions in 2009 and future years than in the recent past or than originally planned.
We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position and results of operations in 2008. While the impact of continued market volatility and turmoil in the credit markets cannot be predicted, we believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, our business is capital intensive and requires access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We have commodity price risks in conjunction with the anticipated purchases of coal, uranium, electricity, and base metals to meet our service obligation. Further, changes in the price of electricity can impact the level of exposure of Customer Choice programs and uncollectible expenses at the Electric Utility. However, the Company does not bear significant exposure to earnings risk as such changes are included in regulatory rate-recovery mechanisms. Regulatory rate-recovery occurs in the form of the PSCR (see Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Report) and a tracking mechanisms to mitigate some losses from customer migration due to electric Customer Choice programs. The Company is exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.

Credit Risk
Bankruptcies
We purchase and sell electricity from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our purchase and sale contracts and we record provisions for amounts considered at risk of probable loss. We believe our previously accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on our financial statements.
We provide services to the domestic automotive industry, including GM, Ford and Chrysler and many of their vendors and suppliers. GM and Chrysler have recently received loans from the U.S. Government to provide them with the working capital necessary to continue to operate in the short term. In February 2009, GM and Chrysler submitted viability plans to the U.S. Government indicating that additional loans were necessary to continue operations in the short term. Further plant closures, bankruptcies or a federal government mandated restructuring program could have a significant impact on our results. As the circumstances surrounding the viability of these entities are dynamic and uncertain, we continue to monitor developments as they occur.
Other
We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
Detroit Edison is subject to interest rate risk in connection with the issuance of debt securities. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2008 would decrease $213 million and increase $194 million, respectively.

Item 8. Financial Statements and Supplementary Data

Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of the effectiveness to future periods are subject to the risks that a control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of The Detroit Edison Company
We have audited the consolidated statements of financial position of The Detroit Edison Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows, and changes in shareholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Detroit Edison Company and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 7 to the consolidated financial statements, in connection with the required adoption of a new accounting standard, the Company changed its method of accounting for uncertainty in income taxes on January 1, 2007. As discussed in Notes 2 and 15 to the consolidated financial statements, in connection with the required adoption of new accounting standards, in 2006 the Company changed its method of accounting for share based payments and defined benefit pension and other postretirement plans, respectively.
/S/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 27, 2009

The Detroit Edison Company
Consolidated Statements of Operations

	Year Ended December 31
(in Millions)	2008	2007	2006

Operating Revenues	$4,874	$4,900	$4,737

Operating Expenses
Fuel and purchased power	1,778	1,686	1,566
Operation and maintenance	1,322	1,422	1,337
Depreciation and amortization	743	764	812
Taxes other than income	232	277	252
Asset (gains) losses and reserves, net	(1)	8	(6)

	4,074	4,157	3,961

Operating Income	800	743	776

Other (Income) and Deductions
Interest expense	293	294	278
Interest income	(6)	(7)	(4)
Other income	(51)	(40)	(35)
Other expenses	47	30	55

	283	277	294

Income Before Income Taxes	517	466	482

Income Tax Provision	186	149	162

Income Before Accounting Change	331	317	320

Cumulative Effect of Accounting Change, net of tax	—	—	1

Net Income	$331	$317	$321

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Financial Position

	December 31
(in Millions)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$30	$47
Restricted cash	84	135
Accounts receivable (less allowance for doubtful accounts of $121 and $93, respectively)
Customer	709	727
Affiliates	5	3
Other	34	90
Accrued power supply cost recovery revenue	20	75
Inventories
Fuel	170	150
Materials and supplies	169	165
Notes receivable
Affiliates	41	—
Other	3	—
Other	75	60

	1,340	1,452

Investments
Nuclear decommissioning trust funds	685	824
Other	99	111

	784	935

Property
Property, plant and equipment	14,977	14,372
Less accumulated depreciation	(5,828)	(5,640)

	9,149	8,732

Other Assets
Regulatory assets	3,456	2,511
Securitized regulatory assets	1,001	1,124
Intangible assets	19	9
Other	93	122

	4,569	3,766

Total Assets	$15,842	$14,885

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Financial Position

	December 31
(in Millions, Except Shares)	2008	2007
Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable — affiliates	$103	$138
Accounts payable other	346	396
Accrued interest	80	77
Dividends payable	—	76
Accrued vacations	58	52
Short-term borrowings — affiliates	—	277
Short-term borrowings other	75	406
Current portion long-term debt, including capital leases	153	174
Other	263	243

	1,078	1,839

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,091	3,473
Securitization bonds	932	1,065
Capital lease obligations	33	42

	5,056	4,580

Other Liabilities
Deferred income taxes	1,894	1,825
Regulatory liabilities	593	583
Asset retirement obligations	1,205	1,160
Unamortized investment tax credit	85	95
Nuclear decommissioning	114	134
Accrued pension liability — affiliates	978	374
Accrued postretirement liability — affiliates	1,075	816
Other	208	176

	6,152	5,163

Commitments and Contingencies (Notes 4, 5 and 13)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	2,946	2,771
Retained earnings	622	528
Accumulated other comprehensive income (loss)	(12)	4

	3,556	3,303

Total Liabilities and Shareholder’s Equity	$15,842	$14,885

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Cash Flows

	Year Ended December 31
(in Millions)	2008	2007	2006

Operating Activities
Net income	$331	$317	$321
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	743	764	812
Deferred income taxes	91	(111)	2
Asset (gains) losses and reserves, net	(2)	8	(6)
Cumulative effect of accounting change	—	—	(1)
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	118	(213)	(213)

Net cash from operating activities	1,281	765	915

Investing Activities
Plant and equipment expenditures	(943)	(809)	(972)
Proceeds from sale of assets, net	—	3	28
Restricted cash	50	(3)	(48)
Notes receivable from affiliate	(41)	—	—
Proceeds from sale of nuclear decommissioning trust fund assets	232	286	253
Investment in nuclear decommissioning trust funds	(255)	(323)	(284)
Other investments	(54)	(33)	(29)

Net cash used for investing activities	(1,011)	(879)	(1,052)

Financing Activities
Issuance of long-term debt	862	50	314
Redemption of long-term debt	(166)	(185)	(126)
Repurchase of long-term debt	(238)	—	—
Short-term borrowings, net	(331)	129	114
Short-term borrowings from affiliate	(277)	277	—
Capital contribution by parent company	175	175	150
Dividends on common stock	(305)	(305)	(305)
Other	(7)	(7)	(9)

Net cash from (used for) financing activities	(287)	134	138

Net Increase in Cash and Cash Equivalents	(17)	20	1
Cash and Cash Equivalents at Beginning of the Period	47	27	26

Cash and Cash Equivalents at End of the Period	$30	$47	$27

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive income

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2005	138,632	$1,386	$1,060	$500	$2	$2,948

Net income	—	—	—	321	—	321
Dividends declared on common stock	—	—	—	(305)	—	(305)
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	150	—	—	150
— — — —
Balance, December 31, 2006	138,632	1,386	1,210	516	$3	3,115

Net income	—	—	—	317	—	317
Dividends declared on common stock	—	—	—	(305)	—	(305)
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	175	—	—	175
— — — —
Balance, December 31, 2007	138,632	$1,386	$1,385	$528	$4	$3,303

Net income	—	—	—	331	—	331
Implementation of SFAS No. 158, measurement date provision, net of tax	—	—	—	(9)	—	(9)
Dividends declared on common stock	—	—	—	(228)	—	(228)
Net change in unrealized losses on investments, net of tax	—	—	—	—	(2)	(2)
Benefit obligations, net of tax	—	—	—	—	(14)	(14)
Capital contribution by parent company	—	—	175	—	—	175

Balance, December 31, 2008	138,632	$1,386	$1,560	$622	$(12)	$3,556

The following table displays comprehensive income:

(in Millions)	2008	2007	2006

Net income	$331	$317	$321

Other comprehensive income:
Net change in unrealized gain (losses) on investments, net of tax of $(1), $1 and $1	(2)	1	1
Benefit obligations, net of tax of $(7), $— and $—	(14)	—	—

Comprehensive income	$315	$318	$322

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
Revenues
Revenues from the sale and delivery of electricity are recognized as services are provided. We record revenues for electric services provided but unbilled at the end of each month. Detroit Edison’s accrued revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism. Annual PSCR proceedings before the MPSC permit Detroit Edison to recover prudent and reasonable supply costs. Any over-collection or under-collection of costs, including interest, will be reflected in future rates. See Note 4.
Comprehensive Income
Comprehensive income is the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to other comprehensive income for the year ended December 31, 2008 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available for sale securities, and changes in benefit obligations.

			Accumulated
			Other
	Benefit		Comprehensive
(in Millions)	Obligations	Other	Loss
Beginning balances	$—	$4	$4
Current period change	(14)	(2)	(16)

Ending balance	$(14)	$2	$(12)

Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with remaining maturities of three months or less. Restricted cash consists of funds held to satisfy requirements of certain debt agreements. Restricted cash designated for interest and principal payments within one year is classified as a current asset.
Receivables
Accounts receivable are primarily composed of trade receivables and unbilled revenue. Our accounts receivable are stated at net realizable value. Customer accounts are written off based upon approved regulatory and legislative requirements.
The allowance for doubtful accounts is calculated using the aging approach that utilizes rates developed in reserve studies. We establish an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, typically monthly, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on contractual past-due terms established with customers.
Unbilled revenues of $282 million and $267 million are included in customer accounts receivable at December 31, 2008 and 2007, respectively.
Inventories
We value fuel inventory and materials and supplies at average cost.
Property, Retirement and Maintenance, and Depreciation and Depletion
Summary of property by classification as of December 31:

(in Millions)	2008	2007

Property, Plant and Equipment
Generation	$8,544	$8,100
Distribution	6,433	6,272

Total	14,977	14,372

Less Accumulated Depreciation and Depletion
Generation	(3,690)	(3,539)
Distribution	(2,138)	(2,101)

Total	(5,828)	(5,640)

Net Property, Plant and Equipment	$9,149	$8,732

Property is stated at cost and includes construction-related labor, materials, overheads and an allowance for funds used during construction (AFUDC). AFUDC capitalized during 2008 and 2007 was approximately $44 million and $24 million, respectively. The cost of properties retired, less salvage value, is charged to accumulated depreciation.
Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2. Approximately $25 million and $4 million of expenses related to the anticipated Fermi 2 refueling outage scheduled for 2009 were accrued at December 31, 2008 and 2007, respectively. Amounts are being accrued on a pro-rata basis over an 18-month period that began in November 2007. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC.
We base depreciation provisions for utility property on straight-line rates approved by the MPSC. The composite depreciation rate for Detroit Edison was 3.3% in 2008, 2007 and 2006.

The average estimated useful life for our generation and distribution property was 40 years and 37 years, respectively, at December 31, 2008.
We credit depreciation, depletion and amortization expense when we establish regulatory assets for plant-related costs such as depreciation or plant-related financing costs. We charge depreciation, depletion and amortization expense when we amortize these regulatory assets. We credit interest expense to reflect the accretion income on certain regulatory assets.
Intangible assets relating to capitalized software are classified as Property, plant and equipment and the related amortization is included in Accumulated depreciation on the Consolidated Statements of Financial Position. We capitalize the costs associated with computer software we develop or obtain for use in our business. We amortize intangible assets on a straight-line basis over the expected period of benefit, ranging from 5 to 15 years. Intangible assets amortization expense was $45 million in 2008, $31 million in 2007, and $28 million in 2006. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2008 were $454 million and $126 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2007 were $376 million and $83 million, respectively. Amortization expense of intangible assets is estimated to be $45 million annually for 2009 through 2013.
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
A reconciliation of the asset retirement obligation for 2008 follows:

(in Millions)
Asset retirement obligations at January 1, 2008	$1,170
Accretion	76
Liabilities settled	(10)
Revision in estimated cash flows	(10)

Asset retirement obligations at December 31, 2008	1,226
Less amount included in current liabilities	(21)

$1,205

Approximately $1.2 billion of the asset retirement obligations represents nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
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
Investments in Debt and Equity Securities
We generally classify investments in debt and equity securities as trading or available-for-sale and have recorded such investments at market value with unrealized gains or losses included in earnings or in other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning-related investments are recorded as adjustments to regulatory assets or liabilities, due to a recovery mechanism from customers. Our investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the investment being written down to its estimated fair value. See Note 12.
Consolidated Statement of Cash Flows
A detailed analysis of the changes in assets and liabilities that are reported in the consolidated statement of cash flows follows:

(in Millions)	2008	2007	2006

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$72	$(163)	$(36)
Inventories	(24)	(47)	(28)
Recoverable pension and postretirement costs	(852)	594	(925)
Accrued pension liability – affiliates	598	(330)	125
Accounts payable	(82)	73	7
Accrued power supply cost recovery revenue	82	41	(101)
Accrued payroll	3	(50)	47
Income taxes payable	(29)	10	16
General taxes	(12)	4	13
Risk management and trading activities	1	(4)	—
Accrued postretirement liability – affiliates	259	(239)	803
Other assets	3	(387)	(114)
Other liabilities	99	285	(20)

	$118	$(213)	$(213)

Supplementary cash and non-cash information for the years ended December 31 were as follows:

(in Millions)	2008	2007	2006

Cash Paid For
Interest (excluding interest capitalized)	$290	$295	$278
Income taxes	24	280	141

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

Note	Title

2	New Accounting Pronouncements
4	Regulatory Matters
7	Income Taxes
12	Fair Value
13	Financial and Other Derivative Instruments
15	Retirement Benefits and Trusteed Assets

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
Fair Value Accounting
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. Effective January 1, 2008, the Company adopted SFAS No. 157. As permitted by FASB Staff Position FAS No. 157-2, the Company has elected to defer the effective date of SFAS No. 157 as it pertains to non-financial assets and liabilities to January 1, 2009. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements. See also Note 12.
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
Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is applied prospectively to business combinations entered into by the Company after January 1, 2009, with earlier adoption prohibited. The Company will apply the requirements of SFAS No. 141(R) to business combinations consummated after January 1, 2009.
GAAP Hierarchy
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements under GAAP. SFAS No. 162 is effective 60 days following the approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company will adopt SFAS No. 162 once effective. The adoption is not expected to have a material impact on its consolidated financial statements.

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
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. This FSP also requires additional disclosures about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The FSP also clarifies that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The Company has adopted these pronouncements as of December 31, 2008.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company will adopt SFAS No. 160 as of January 1, 2009. Adoption of SFAS No. 160 will not have a material effect on the Company’s consolidated financial statements.
Employers’ Disclosures about Postretirement Benefit Plan Assets
On December 30, 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements required by this FSP are effective for fiscal years ending after December 15, 2009. The Company will adopt this FSP on December 31, 2009.
Stock-Based Compensation
Effective January 1, 2006, our parent company, DTE Energy, adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. We receive an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. Our allocation for 2008, 2007 and 2006 for stock-based compensation expense was approximately $15 million, $13 million and $14 million, respectively. The cumulative effect of the adoption of SFAS 123(R) was an increase in net income of $1 million. The cumulative effect adjustment was due to the estimation and subsequent allocation of forfeitures for previously granted stock awards and performance shares.
NOTE 3 — RESTRUCTURING
Performance Excellence Process
In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process. Specifically, the Company began a series of focused improvement initiatives within Detroit Edison and associated corporate support functions.
The Company incurred costs to achieve (CTA) for employee severance and other costs. Other costs include project management and consultant support. Pursuant to MPSC authorization, beginning in the third quarter of 2006, Detroit Edison deferred approximately $102 million of CTA in 2006. Detroit Edison began amortizing deferred 2006 costs in 2007 as the recovery of these costs was provided for by the MPSC. Amortization expense amounted to $16 million and $10 million in 2008 and 2007, respectively. Detroit Edison deferred $24 million of CTA during 2008 and $54 million during 2007. See Note 4.
Amounts expensed are recorded in the Operation and maintenance line on the Consolidated Statement of Operations. Deferred amounts are recorded in the regulatory asset line on the Consolidated Statement of Financial Position.
Costs incurred in 2008, 2007 and 2006 are as follows:

	Employee Severance Costs(1)			Other Costs			Total Cost
(in Millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006

Costs incurred:	$—	$15	$51	$26	$50	$56	$26	$65	$107
Less amounts deferred or capitalized:	—	15	51	26	50	56	26	65	107

Amount expensed	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Includes corporate allocations
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

The following are balances and a brief description of the regulatory assets and liabilities at December 31:

(in Millions)	2008	2007
Assets
Securitized regulatory assets	$1,001	$1,124

Recoverable income taxes related to securitized regulatory assets	549	616
Recoverable pension and postretirement cost
Pension	1,133	469
Postretirement costs	609	405
Asset retirement obligation	452	266
Other recoverable income taxes	89	94
Recoverable costs under PA 141
Excess capital expenditures	4	11
Deferred Clean Air Act expenditures	10	28
Midwest Independent System Operator charges	8	23
Electric Customer Choice implementation costs	37	58
Enhanced security costs	6	10
Unamortized loss on reacquired debt	40	38
Accrued PSCR revenue	20	75
Costs to achieve Performance Excellence Process	154	146
Enterprise Business Systems costs	26	26
Deferred income taxes — Michigan Business Tax	336	318
Other	3	3

	3,476	2,586
Less amount included in current assets	(20)	(75)

	$3,456	$2,511

Liabilities
Asset removal costs	$182	$218
Accrued pension	72	43
Accrued PSCR refund	11	—
Refundable costs under PA 141	16
Fermi 2 refueling outage	25	4
Deferred income taxes — Michigan Business Tax	335	318
Other	4	5

	645	588
Less amount included in current liabilities	(52)	(5)

	$593	$583

As noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in Detroit Edison’s rate base, thereby providing a return on invested costs. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.
ASSETS
•	Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to PA 142 and an MPSC order. A non-bypassable securitization bond surcharge recovers the securitized regulatory asset over a fourteen-year period ending in 2015.

•	Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015.

•	Recoverable pension and postretirement costs — In 2007, the Company adopted SFAS No. 158 which required, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. The Company received approval from the MPSC to record the charge related to the additional liability as a regulatory asset since the traditional rate setting process allows for the recovery of pension and postretirement costs. The asset will reverse as the deferred items are recognized as benefit expenses in net income. (1)
•	Asset retirement obligation — Asset retirement obligations were recorded pursuant to adoption of SFAS No. 143 and FIN 47. These obligations are primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant. (1)

•	Other recoverable income taxes — Income taxes receivable from Detroit Edison’s customers representing the difference in property-related deferred income taxes receivable and amounts previously reflected in Detroit Edison’s rates. This asset will reverse over the remaining life of the related plant. (1)

•	Excess capital expenditures — PA 141 permits, after MPSC authorization, the recovery of and a return on capital expenditures that exceed a base level of depreciation expense.

•	Deferred Clean Air Act expenditures — PA 141 permits, after MPSC authorization, the recovery of and a return on Clean Air Act expenditures.

•	Midwest Independent System Operator charges — PA 141 permits, after MPSC authorization, the recovery of and a return on charges from a regional transmission operator such as the Midwest Independent System Operator.

•	Electric Customer Choice implementation costs — PA 141 permits, after MPSC authorization, the recovery of and a return on costs incurred associated with the implementation of the electric Customer Choice program.

•	Enhanced security costs — PA 609 of 2002 permits, after MPSC authorization, the recovery of enhanced security costs for an electric generating facility.

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and a return on fuel and purchased power costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs will be amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.

•	Enterprise Business Systems (EBS) costs — The MPSC approved the deferral and amortization over 10 years beginning in January 2009 of EBS costs that would otherwise be expensed. (1)

•	Deferred income taxes — Michigan Business Tax (MBT) — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax liabilities were established for the Company’s utilities, and offsetting regulatory assets were recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense. (1)

(1) Regulatory assets not earning a return.

LIABILITIES
•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Accrued pension — Pension expense refundable to customers representing the difference created from volatility in the pension obligation and amounts recognized pursuant to MPSC authorization.

•	Accrued PSCR refund — Payable for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Refundable costs under PA 141 — Detroit Edison’s 2007 Choice Incentive Mechanism (CIM) reconciliation and allocation resulted in the elimination of Regulatory Asset Recovery Surcharge (RARS) balances for commercial and industrial customers. RARS revenues received in 2008 that exceed the regulatory asset balances are required to be refunded to the affected classes.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.

•	Deferred income taxes — Michigan Business Tax — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax assets were established for the Company’s utilities, and offsetting regulatory liabilities were recorded as the impacts of the deferred tax assets will be reflected in rates.
MPSC Show Cause Order
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
As part of the settlement agreement, a CIM was established with a base level of electric choice sales set at 3,400 GWh. The CIM prescribes regulatory treatment of changes in non-fuel revenue attributed to increases or decreases in electric Customer Choice sales. If electric Customer Choice sales exceed 3,600 GWh, Detroit Edison will be able to recover 90% of its reduction in non-fuel revenue from full service customers, up to $71 million. If electric Customer Choice sales fall below 3,200 GWh, Detroit Edison will credit 100% of the increase in non-fuel revenue to the unrecovered regulatory asset balance. In March 2008, Detroit Edison filed a reconciliation of its CIM for the year 2007. Detroit Edison’s annual Electric Choice sales for 2007 were 2,239 GWh which was below the base level of sales of 3,200 GWh. Accordingly, the Company used the resulting additional non-fuel revenue to reduce unrecovered regulatory asset balances related to the RARS mechanism. This reconciliation did not result in any rate increase.
In November 2008, a settlement was filed in the 2007 CIM reconciliation. In the settlement, the parties agreed that the Detroit Edison 2007 CIM reconciliation and allocation filing was correct. All RARS revenues received in 2008 that exceed the regulatory asset balances will be refunded to the affected customer classes, and the only remaining classes to be reconciled in the RARS reconciliation case are the Residential and Special Manufacturing Contract classes. On January 13, 2009, the MPSC issued an order approving the settlement agreement.

2007 Electric Rate Case Filing
Pursuant to the February 2006 MPSC order in Detroit Edison’s rate restructuring case and the August 2006 MPSC order in the settlement of the show cause case, Detroit Edison filed a general rate case on April 13, 2007 based on a 2006 historical test year. Supplements and updates were filed on August 31, 2007 and February 20, 2008.
On December 23, 2008, the MPSC issued an order in Detroit Edison’s February 20, 2008 updated rate case filing. The MPSC approved an annual revenue increase of $84 million effective January 14, 2009 or 2.0% average increase in Detroit Edison’s annual revenue requirement for 2009. Included in the approved $84 million increase in revenues is a return on equity of 11% on an expected 49% equity and 51% debt capital structure.
Other key aspects of the MPSC order include the following:
•	In order to more accurately reflect the actual cost of providing service to business customers, the MPSC adopted an immediate 39% phase out of the residential rate subsidy, with the remaining amount to be eliminated in equal installments over the next five years, every October 1.

•	Accepted Detroit Edison’s proposal to reinstate and modify the tracking mechanism on Electric Choice sales (CIM) with a base level of 1,561 GWh. The modified mechanism will not have a cap on the amount recoverable.

•	Accepted Detroit Edison’s proposal to terminate the Pension Equalization Mechanism.

•	Approved an annual reconciliation mechanism to track expenses associated with restoration costs (storm and non-storm related expenses) and line clearance expenses. Annual reconciliations will be required using a base expense level of $110 million and $51 million, respectively.

•	Approved Detroit Edison’s proposal to recover a return on $15 million of costs in working capital associated with expenses associated with preparation of an application for a new nuclear generation facility at its current Fermi 2 site.
2009 Electric Rate Case Filing
Detroit Edison filed a general rate case on January 26, 2009 based on a twelve months ended June 2008 historical test year. The filing with the MPSC requested a $378 million, or 8.1% average increase in Detroit Edison’s annual revenue requirement for the twelve months ended June 30, 2010 projected test year.
The requested $378 million increase in revenues is required to recover the increased costs associated with environmental compliance, operation and maintenance of the Company’s electric distribution system and generation plants, customer uncollectible accounts, inflation, the capital costs of plant additions and the reduction in territory sales.
In addition, Detroit Edison’s filing made, among other requests, the following proposals:
•	Continued progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to business customers;

•	Continued application of an adjustment mechanism to enable the Company to address the costs associated with retail electric customers migrating to and from Detroit Edison’s full service retail electric tariff service;

•	Application of an uncollectible expense true-up mechanism based on the $87 million expense level of uncollectible expenses that occurred during the 12 month period ended June 2008;

•	Continued application of the storm restoration expense recovery mechanism and modification to the line clearance expense recovery mechanism; and

•	Implementation of a revenue decoupling mechanism.
Cost-Based Tariffs for Schools
In January 2009, Detroit Edison filed a required application that included two new cost-based tariffs for schools, universities and community colleges. The filing is in compliance with Public Act 286 which required utilities to file tariffs that ensure that eligible educational institutions are charged retail electric rates that reflect the actual cost of providing service to those customers. In February 2009, an MPSC order consolidated this proceeding with the January 26, 2009 electric rate case filing.
Accounting for Costs Related to Enterprise Business Systems
In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize costs related to EBS, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In April 2005, the MPSC approved a settlement agreement providing for the deferral of certain EBS costs, which would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. At December 31, 2008, approximately $26 million of EBS costs have been deferred as a regulatory asset. In the MPSC’s December 2008 order in the 2007 Detroit Edison rate case, the Commission approved the recovery of deferred EBS costs over a 10-year period beginning in January 2009.
Fermi 2 Enhanced Security Costs Settlement
The Customer Choice and Electricity Reliability Act, as amended in 2003, allows for the recovery of reasonable and prudent costs of new and enhanced security measures required by state or federal law, including providing for reasonable security from an act of terrorism. In April 2007, the MPSC approved a settlement agreement that authorizes Detroit Edison to recover Fermi 2 Enhanced Security Costs (ESC) incurred during the period of September 11, 2001 through December 31, 2005. The settlement defined Detroit Edison’s ESC, discounted back to September 11, 2001, as $9.1 million plus carrying charges. A total of $13 million, including carrying charges, has been deferred as a regulatory asset. Detroit Edison is authorized to incorporate into its rates an enhanced security factor over a period not to exceed five years. Amortization expense related to this regulatory asset was approximately $4 million and $3 million for the years ended December 31, 2008, and 2007, respectively.
Reconciliation of Regulatory Asset Recovery Surcharge
In December 2006, Detroit Edison filed a reconciliation of costs underlying its existing RARS. This true-up filing was made to maximize the remaining time for recovery of significant cost increases prior to expiration of the RARS 5-year recovery limit under PA 141. Detroit Edison requested a reconciliation of the regulatory asset surcharge to ensure proper recovery by the end of the 5-year period of: (1) Clean Air Act Expenditures, (2) Capital in Excess of Base Depreciation, (3) MISO Costs and (4) the regulatory liability for the 1997 Storm Charge. In July 2007, the MPSC approved a negotiated RARS deficiency settlement that resulted in a $10 million write-down of RARS-related costs in 2007. As discussed above, the CIM in the MPSC Show-Cause Order will reduce the regulatory asset. Approximately $11 million and $28 million was credited to the unrecovered regulatory asset balance during the years ended December 31, 2008 and 2007, respectively. The CIM expired in April 2008.
Power Supply Cost Recovery Proceedings
2005 Plan Year — In March 2006, Detroit Edison filed its 2005 PSCR reconciliation that sought approval for recovery of an under-collection of approximately $144 million at December 31, 2005 from its commercial and industrial customers. In addition to the 2005 PSCR plan year reconciliation, the filing included reconciliation for the Pension Equalization Mechanism (PEM) for the periods from November 24, 2004 through December 31, 2004 and from January 1, 2005 through December 31, 2005. The PEM reconciliation seeks to allocate and refund approximately $12 million to customers based on their contributions to pension expense during the subject periods.

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
2007 Plan Year — In September 2006, Detroit Edison filed its 2007 PSCR plan case seeking approval of a levelized PSCR factor of 6.98 mills per kWh above the amount included in base rates for all PSCR customers. The Company’s PSCR plan filing included $130 million for the recovery of its projected 2006 PSCR under-collection, bringing the total requested PSCR factor to 9.73 mills/kWh. The Company filed supplemental testimony and briefs in December 2006 supporting its updated request to include approximately $81 million for the recovery of its projected 2006 PSCR under-collection. The MPSC issued a temporary order in December 2006 approving the Company’s request. In addition, Detroit Edison was granted the authority to include all PSCR over/(under) collections in future PSCR plans, thereby reducing the time between refund or recovery of PSCR reconciliation amounts. The Company began to collect its 2007 power supply costs, including the 2006 rollover amount, through a PSCR factor of 8.69 mills/kWh on January 1, 2007. In August 2007, the MPSC approved Detroit Edison’s 2007 PSCR plan case and authorized the Company to charge a maximum power supply cost recovery factor of 8.69 mills/kWh in 2007. The Company filed its 2007 PSCR reconciliation case in March 2008 and updated the filing in December 2008. The updated filing requests recovery of a $41 million PSCR under-collection through its 2008 PSCR plan. Included in the 2007 PSCR reconciliation filing was the Company’s 2007 PEM reconciliation that reflects a $21 million over-collection, including interest and prior year refunds. The Company expects an order in this proceeding in the second quarter of 2009.
2008 Plan Year — In September 2007, Detroit Edison filed its 2008 PSCR plan case seeking approval of a levelized PSCR factor of 9.23 mills/kWh above the amount included in base rates for all PSCR customers. Also included in the filing was a request for approval of the Company’s emission compliance strategy which included pre-purchases of emission allowances as well as a request for pre-approval of a contract for capacity and energy associated with a renewable (wind) energy project. On January 31, 2008, Detroit Edison filed a revised PSCR plan case seeking approval of a levelized PSCR factor of 11.22 mills/kWh above the amount included in base rates for all PSCR customers. The revised filing supports a 2008 power supply expense forecast of $1.4 billion and includes $43 million for the recovery of a projected 2007 PSCR under-collection. On July 29, 2008, the MPSC issued a temporary order approving Detroit Edison’s request to increase the PSCR factor to 11.22 mills/kWh. In January 2009, the MPSC approved the Company’s 2008 PSCR plan and authorized the Company to charge a maximum PSCR factor of 11.22 mills/kWh for 2008.
2009 Plan Year — In September 2008, Detroit Edison filed its 2009 PSCR plan case seeking approval of a levelized PSCR factor of 17.67 mills/kWh above the amount included in base rates for residential customers and a levelized PSCR factor of 17.29 mills/kWh above the amount included in base rates for commercial and industrial customers. The Company is supporting a total power supply expense forecast of $1.73 billion. The plan also includes approximately $69 million for the recovery of its projected 2008 PSCR under-collection from all customers and approximately $12 million for the refund of its 2005 PSCR reconciliation surcharge over-collection to commercial and industrial customers only. Also included in the filing is a request for approval of the Company’s expense associated with the use of urea in the selective catalytic reduction units at Monroe power plant as well as a request for approval of a contract for capacity and energy associated with a renewable (wind) energy project. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including, fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company self-implemented a PSCR factor of 11.64 mills/kWh above the amount included in base rates for residential customers and a PSCR factor of 11.22 mills/kWh above the amount included in base rates for commercial and industrial customers on bills rendered in

January 2009. Subsequently, as a result of the December 23, 2008 MPSC order in the 2007 Detroit Edison Rate case, the Company implemented a PSCR factor of 3.18 mills/kWh below the amount included in base rates for residential customers and a PSCR factor of 3.60 mills/kWh below the amount included in base rates for commercial and industrial customers for bills rendered effective January 14, 2009.
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
Property Insurance
Detroit Edison maintains several different types of property insurance policies specifically for the Fermi 2 plant. These policies cover such items as replacement power and property damage. The Nuclear Electric Insurance Limited (NEIL) is the primary supplier of the insurance policies.
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
In 2007, the Terrorism Risk Insurance Extension Act of 2005 (TRIA) was extended through December 31, 2014. A major change in the extension is the inclusion of “domestic” acts of terrorism in the definition of covered or “certified” acts. For multiple terrorism losses caused by acts of terrorism not covered under the TRIA occurring within one year after the first loss from terrorism, the NEIL policies would make available to all insured entities up to $3.2 billion, plus any amounts recovered from reinsurance, government indemnity, or other sources to cover losses.
Under the NEIL policies, Detroit Edison could be liable for maximum assessments of up to approximately $30 million per event if the loss associated with any one event at any nuclear plant in the United States should exceed the accumulated funds available to NEIL.

Public Liability Insurance
As required by federal law, Detroit Edison maintains $300 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $117.5 million could be levied against each licensed nuclear facility, but not more than $17.5 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.
Decommissioning
Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. Based on the actual or anticipated extended life of the nuclear plant, decommissioning expenditures for Fermi 2 are expected to be incurred primarily during the period of 2025 through 2050. It is estimated that the cost of decommissioning Fermi 2, when its license expires in 2025, will be $1.3 billion in 2008 dollars and $3.4 billion in 2025 dollars, using a 6% inflation rate. In 2001, Detroit Edison began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning of Fermi 1 is expected to be completed by 2012.
The NRC has jurisdiction over the decommissioning of nuclear power plants and requires decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning using the NRC formula. The decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission Fermi 2. The Company expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
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
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.
The following table summarizes the fair value of the nuclear decommissioning trust fund assets.

	As of December 31
(in Millions)	2008	2007
Fermi 2	$649	$778
Fermi 1	3	13
Low level radioactive waste	33	33

Total	$685	$824

At December 31, 2008, investments in the external nuclear decommissioning trust funds consisted of approximately 42% in publicly traded equity securities, 57% in fixed debt instruments and 1% in cash equivalents. The debt securities had an average maturity of approximately 5 years. At December 31, 2007, investments in the external nuclear decommissioning trust funds consisted of approximately 54% in publicly traded equity securities, 45% in fixed income and 1% in cash equivalents. The debt securities had an average maturity of approximately 5.3 years.

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31
(in Millions)	2008	2007	2006
Realized gains	$34	$25	$21
Realized losses	$(49)	$(17)	$(9)
Proceeds from sales of securities	$232	$286	$253
Realized gains and losses and proceeds from sales of securities for the Fermi 2 and the low level Radioactive Waste funds are recorded to the asset retirement obligation regulatory asset and nuclear decommissioning regulatory liability, respectively. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of December 31, 2008
Equity Securities	$288	$65
Debt Securities	388	17
Cash and Cash Equivalents	9	—

	$685	$82

As of December 31, 2007
Equity Securities	$443	$170
Debt Securities	373	9
Cash and Cash Equivalents	8	—

	$824	$179

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $92 million and $22 million of unrealized losses as regulatory assets for the years ended December 31, 2008 and 2007, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. For the year ended December 31, 2008 no impairment charges were recognized by Detroit Edison for unrealized losses incurred by the Fermi 1 trust. For the year ended December 31, 2007, Detroit Edison recognized impairment charges of $0.2 million, for unrealized losses incurred by the Fermi 1 trust.
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a used nuclear fuel storage strategy utilizing a spent fuel pool. We have begun work on an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license.

NOTE 6 — JOINTLY OWNED UTILITY PLANT
Detroit Edison has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. Ownership information of the two utility plants as of December 31, 2008 was as follows:

			Ludington
			Hydroelectric
	Belle River		Pumped Storage
In-service date	1984-1985		1973
Total plant capacity	1,260	MW	1,872	MW
Ownership interest		*	49%
Investment (in Millions)	$1,588		$165
Accumulated depreciation (in Millions)	$853		$106

*	Detroit Edison’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.
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
NOTE 7 — INCOME TAXES
Income Tax Summary
We are part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for Detroit Edison is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy. We have an income tax payable of $33 million at December 31, 2008 and an income tax receivable of $34 million at December 31, 2007 due to/from DTE Energy.
Total income tax expense varied from the statutory federal income tax rate for the following reasons:

(Dollars in Millions)	2008	2007	2006
Income tax expense at 35% statutory rate	$181	$163	$169

Investment tax credits	(6)	(7)	(7)
Depreciation	3	3	3
Employee Stock Ownership Plan dividends	(2)	(4)	(4)
Medicare Part D subsidy	(4)	(4)	(5)
State and other income taxes, net of federal benefit	19	1	2
Other, net	(5)	(3)	4

Total	$186	$149	$162

Effective income tax rate	36.0%	32.0%	33.6%

Components of income tax expense (benefits) were as follows:

(in Millions)	2008	2007	2006
Current income taxes Federal	$66	$257	$157
State and other income tax expense	30	3	3

Total current income taxes	96	260	160

Deferred federal and other income tax expense Federal	91	(109)	1
State and other income tax expense	(1)	(2)	1

Total deferred income taxes	90	(111)	2

Total	$186	$149	$162

Investment tax credits are deferred and amortized to income over the average life of the related property.
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences. Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities.
Deferred tax assets (liabilities) were comprised of the following at December 31:

(in Millions)	2008	2007
Property, plant and equipment	$(1,297)	$(1,156)
Securitized regulatory assets	(545)	(621)
Pension and benefits	110	101
Other comprehensive income	(1)	(2)
Other, net	(142)	(176)

	$(1,875)	$(1,854)

Deferred income tax liabilities	$(2,777)	$(2,662)
Deferred income tax assets	902	808

	$(1,875)	$(1,854)

Current deferred income tax asset (liabilities) included in Current Assets — Other or Current Liabilities — Other	$19	$(29)
Long term deferred income tax liabilities	(1,894)	(1,825)

	$(1,875)	$(1,854)

The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statement of Financial Position.

Uncertain Tax Positions
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, the Company recognized a decrease in liabilities that was accounted for as an increase to the January 1, 2007 balance of retained earnings in an immaterial amount. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2008	2007
Balance at January 1	$7	$12
Additions for tax positions of current years	72	2
Reductions for tax positions of prior years	(9)	—
Settlements	—	(7)

Balance at December 31	$70	$7

Unrecognized tax benefits at December 31, 2008, if recognized, would favorably impact our effective tax rate by $2 million. During the next twelve months, it is reasonably possible that DTE Energy Company and its subsidiaries will settle certain federal tax audits. The anticipated changes in the unrecognized tax benefits will not be significant.
The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $1 million at December 31, 2008 and December 31, 2007. The Company had no accrued penalties pertaining to income taxes. The Company recognized an immaterial amount for interest expense related to income taxes during 2008 and $1 million during 2007.
The U.S. federal income tax returns for years 2004 and subsequent years remain subject to examination by the IRS for DTE Energy Company and its subsidiaries. The Michigan Business Tax for the year 2008 is subject to examination by the State of Michigan for DTE Energy and its subsidiaries. The Company also files tax returns in various state and local tax jurisdictions with varying statutes of limitation.
Michigan Business Tax
In July 2007, the Michigan Business Tax (MBT) was enacted by the State of Michigan to replace the Michigan Single Business Tax (MSBT) effective January 1, 2008. The MBT is comprised of an apportioned modified gross receipts tax of 0.8 percent and an apportioned business income tax of 4.95 percent. The MBT provides credits for Michigan business investment, compensation, and research and development. The MBT is accounted for as an income tax.
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
The 2007 MBT deferred tax liability was increased in 2008 by $17 million to $335 million to reflect changes in federal income tax temporary differences primarily due to an approved IRS change in accounting method for the Company for the tax year 2007. The related one-time deferred tax asset for the tax deduction created for businesses that realize an increase in their deferred tax liability due to the enactment of the MBT was also increased by $17 million to $335 million. The corresponding regulatory assets and liabilities were also increased by $17 million to $335 million in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, as the impacts of the deferred tax liabilities and assets recognized upon enactment and amendment of the MBT will be reflected in our rates.

In 2008, the state deferred tax liability increased by $1 million to $336 million as of December 31, 2008 and the related regulatory asset increased to $336 million as of December 31, 2008.
NOTE 8 — LONG-TERM DEBT
Our long-term debt outstanding and weighted average interest rates(1) of debt outstanding at December 31 were:

(in Millions)	2008	2007
Detroit Edison Taxable Debt, Principally Secured
5.9% due 2010 to 2038	$2,841	$2,305
Detroit Edison Tax- Exempt Revenue Bonds (2)
5.2% due 2011 to 2036	1,263	1,213

	4,104	3,518
Less amount due within one year	(13)	(45)

	$4,091	$3,473

Securitization Bonds
6.4% due 2009 to 2015	$1,064	$1,185
Less amount due within one year	(132)	(120)

	$932	$1,065

(1)	Weighted average interest rates as of December 31, 2008 are shown below the description of each category of debt.

(2)	Detroit Edison Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.
Debt Issuances
In 2008, we issued the following long-term debt:

(in Millions)
Month Issued	Type	Interest Rate	Maturity	Amount

April	Tax-Exempt Revenue Bonds (2) (3)	Variable	2036	69
May	Tax-Exempt Revenue Bonds (2) (3)	Variable	2029	118
May	Tax-Exempt Revenue Bonds (2) (4)	5.30%	2030	51
June	Senior Notes (1)	5.60%	2018	300
July	Tax-Exempt Revenue Bonds (2) (6)	Variable	2020	32
October	Senior Notes (1)	6.40%	2013	250
December	Tax-Exempt Revenue Bonds (2) (5)	6.75%	2038	50

				$870

(1)	Proceeds were used to pay down short-term debt and for general corporate purposes.

(2)	Detroit Edison Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

(3)	Proceeds were used to refinance auction rate Tax-Exempt Revenue Bonds.

(4)	These Tax-Exempt Revenue Bonds were converted from an auction rate mode and remarketed in a fixed rate mode to maturity.

(5)	Proceeds to be used to finance the construction, acquisition, improvement and installation of certain solid waste disposal facilities at Detroit Edison’s Monroe Power Plant.

(6)	Proceeds were used to refinance Tax-Exempt Revenue Bonds that matured July 2008.

Debt Retirements and Redemptions
The following debt was retired, through optional redemption or payment at maturity, during 2008.

(in Millions)
Month Retired	Type	Interest Rate	Maturity	Amount

April	Tax-Exempt Revenue Bonds (1)	Variable	2036	$69
May	Tax-Exempt Revenue Bonds (1)	Variable	2029	118
July	Tax-Exempt Revenue Bonds (2)	7.00%	2008	32

				$219

(1)	These Tax-Exempt Revenue Bonds were converted from auction rate mode and subsequently redeemed with proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.

(2)	These Tax-Exempt Revenue Bonds were redeemed with the proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.
The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2014 &
(in Millions)	2009	2010	2011	2012	2013	thereafter	Total

Amount to mature	$145	$652	$303	$402	$490	$3,183	$5,175
Default Provisions
     Substantially all of the net properties of Detroit Edison are subject to the lien of its mortgage. Should Detroit Edison fail to timely pay its indebtedness under this mortgage, such failure may create cross defaults in the indebtedness of DTE Energy.
NOTE 9 — PREFERRED SECURITIES
At December 31, 2008, Detroit Edison had approximately 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.
NOTE 10 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
Detroit Edison has a $206 million, five-year unsecured revolving credit facility expiring in October 2009 and a $69 million, five-year unsecured revolving credit agreement expiring in October 2010. The five-year credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. In addition, Detroit Edison has a short-term unsecured bank loan facility expiring in July 2009, under which $75 million was outstanding at December 31, 2008. The agreements require us to maintain a debt to total capitalization ratio of no more than 0.65 to 1. Should we have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements.
Detroit Edison is currently in compliance with its covenants.
We had no outstanding commercial paper of as of December 31, 2008 and $181 million at December 31, 2007.
The weighted average interest rate for short-term borrowings were 1.3% at December 31, 2008 and 5.4% at December 31, 2007.

Detroit Edison terminated a $200 million short-term financing agreement secured by customer accounts receivable in 2008.
NOTE 11 — CAPITAL AND OPERATING LEASES
Lessee — We lease various assets under capital and operating leases, including coal cars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2023.
Future minimum lease payments under non-cancelable leases at December 31, 2008 were:

	Capital	Operating
(in Millions)	Leases	Leases
2009	$11	$27
2010	9	21
2011	7	20
2012	5	22
2013	5	18
Thereafter	12	91

Total minimum lease payments	49	$199

Less imputed interest	(8)

Present value of net minimum lease payments	41
Less current portion	(8)

Non-current portion	$33

Rental expense for operating leases was $39 million in 2008, $48 million in 2007, and $44 million in 2006.
NOTE 12 — FAIR VALUE
Effective January 1, 2008, the Company adopted SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The Company has elected the option to defer the effective date of SFAS No. 157 as it pertains to non-financial assets and liabilities to January 1, 2009.
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the year ended December 31, 2008. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. SFAS No. 157 requires that assets and liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined by SFAS No. 157 as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2008:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2008
Assets:
Cash equivalents	$9	$—	$—	$9
Nuclear decommissioning trusts and other investments	464	310	—	774
Derivative assets	—	—	4	4

Total	$473	$310	$4	$787

Liabilities:
Derivative liabilities	—	(1)	—	(1)

Total	$—	$(1)	$—	$(1)

Net Assets (Liabilities) at December 31, 2008	$473	$309	$4	$786

The following table presents the fair value reconciliation of Level 3 derivative assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2008:

(in Millions)	Derivatives
Asset balance as of January 1, 2008	$4
Changes in fair value recorded in regulatory liabilities	2
Changes in fair value recorded in other comprehensive income	—
Purchases, issuances and settlements	(2)
Transfers in/out of Level 3	—

Asset balance as of December 31, 2008	$4

The amount of total gains included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2008	$—

Net gains of $2 million related to Level 3 derivative assets and liabilities are reported in regulatory liabilities for the year ended December 31, 2008.
Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of investments in money market funds. The fair values of the shares of these funds are based on observable market prices and, therefore, have been categorized as Level 1 in the fair value hierarchy.
Nuclear Decommissioning Trusts
The trust fund investments have been established to satisfy Detroit Edison’s nuclear decommissioning obligations. The nuclear decommissioning trust fund investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued using quoted prices in actively traded markets. Non-exchange traded fixed income securities are valued based upon quotations available from brokers or pricing services. For non-exchange traded fixed income securities, the trustees receive prices from pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. Detroit Edison has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Detroit Edison selectively corroborates the fair values of securities by comparison of market-based price sources.
Derivative Assets and Liabilities
Derivative assets and liabilities are comprised of physical and financial derivative contracts, including forwards, options and financial transmission rights. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. Mathematical valuation models are used for derivatives for which external market data is not readily observable.
Fair Value of Financial Instruments
The fair value of financial instruments is determined by using various market data and other valuation techniques. The table below shows the fair value relative to the carrying value for long-term debt securities. The carrying value of certain other financial instruments, such as notes payable, customer deposits and notes receivable approximate fair value and are not shown. As of December 31, 2008, the Company had approximately $747 million of tax exempt securities insured by insurers. Since December 31, 2007, overall credit market conditions have resulted in credit rating downgrades and may result in future credit rating downgrades for these insurers. The Company does not expect the impact on interest rates or fair value to be material.

	2008		2007
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.0 billion	$5.2 billion	$4.8 billion	$4.7 billion
NOTE 13 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
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

Commodity Price Risk
Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Contracts that are derivatives and meet the normal purchases and sales exemption are accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when realized. This results in the deferral of unrealized gains and losses or regulatory assets or liabilities until realized.
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
The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its December 31, 2008 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to result in material effects on the Company’s financial statements.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.4 billion through 2008. The Company estimates future undiscounted capital expenditures at up to $100 million in 2009 and up to $2.8 billion of additional capital expenditures through 2018 based on current regulations.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million over the four to six years subsequent to 2008 in additional capital expenditures to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that may result in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule. A decision is expected in the first quarter of 2009. Concurrently, the EPA continues to develop a revised rule, which is expected to be published in early 2009.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2008 and 2007, the Company had $12 million and $15 million, respectively, accrued for remediation.
Labor Contracts
There are several bargaining units for the Company’s union employees. The majority of our union employees are under contracts that expire in June 2010 and August 2012.

Purchase Commitments
Detroit Edison has an Energy Purchase Agreement to purchase electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison purchased steam through 2008. The term of the Energy Purchase Agreement for the purchase of electricity runs through June 2024. We purchased approximately $42 million of steam and electricity in each of 2008, 2007 and 2006. We estimate electric purchase commitments from 2009 through 2024 will not exceed $300 million in the aggregate.
In January 2003, the Company sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Under the terms of sale, Detroit Edison guaranteed bank loans of $13 million that Thermal Ventures II, LP used for capital improvements to the steam heating system. At December 31, 2008 and 2007, the Company had reserves of $13 million related to the bank loan guarantee.
As of December 31, 2008, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $1.2 billion from 2009 through 2024. The Company also estimates that 2009 capital expenditures will be approximately $800 million. The Company has made certain commitments in connection with expected capital expenditures.
Bankruptcies
We purchase and sell electricity from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our purchase and sale contracts and we record provisions for amounts considered at risk of probable loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters may have a material effect on our consolidated financial statements.
We provide services to the domestic automotive industry, including GM, Ford and Chrysler and many of their vendors and suppliers. GM and Chrysler have recently received loans from the U.S. Government to provide them with the working capital necessary to continue to operate in the short term. In February 2009, GM and Chrysler submitted viability plans to the U.S. Government indicating that additional loans were necessary to continue operations in the short term. Further plant closures, bankruptcies or a federal government mandated restructuring program could have a significant impact on our results. As the circumstances surrounding the viability of these entities are dynamic and uncertain, we continue to monitor developments as they occur.
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
NOTE 15 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
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
The requirement to recognize the funded status of a postretirement benefit plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The Company adopted this requirement as of December 31, 2006. In 2008, as required by SFAS 158, the Company changed the measurement date of its pension and postretirement benefit plans from November 30 to December 31. As a result, the Company recognized an adjustment of $15 million ($9 million after-tax) to retained earnings, which represents approximately one month of pension and other postretirement benefit costs for the period from December 1, 2007 to December 31, 2008. Retrospective application of the changes required by SFAS No. 158 is prohibited; therefore certain disclosures below are not comparable.
Detroit Edison received approval from the MPSC to record the impact of the adoption of SFAS 158 provision related to the funded status as a regulatory asset since the traditional rate setting process allows for the recovery of pension and other postretirement plan costs.
Measurement Date
All amounts and balances reported in the following tables as of December 31, 2008 and December 31, 2007 are based on measurement dates of December 31, 2008 and November 30, 2007, respectively.
Pension Plan Benefits
Detroit Edison participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. Detroit Edison is allocated net periodic benefit costs for its share of the amounts of the combined plans. In prior years, Detroit Edison served as the plan sponsor for a pension plan that changed in 2008 to be sponsored by DTE Energy Corporate Services, LLC, (LLC) a subsidiary of DTE Energy. The change in plan sponsorship did not change the pension cost or contributions allocated to Detroit Edison, or the benefits of plan participants.
The Company’s policy is to fund pension costs by contributing amounts consistent with the Pension Protection Act of 2006 provisions and additional amounts we deem appropriate. In December 2008, the Company contributed $100 million to the pension plans. Also, the Company contributed $50 million to its pension plans in January 2009. The Company anticipates making up to a $250 million contribution to the pension plans in 2009.
Net pension cost includes the following components:

	Pension Plans
(in Millions)	2008	2007	2006
Service cost	$45	$51	$51
Interest cost	148	138	136
Expected return on plan assets	(163)	(148)	(135)
Amortization of:
Net actuarial loss	27	46	45
Prior service cost	5	6	8
Special termination benefits	—	8	38

Net pension cost	$62	$101	$143

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.

	Pension Plans
(in Millions)	2008	2007
Other changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets
Net actuarial loss (gain)	$665	$(187)
Amortization of net actuarial (gain)	(27)	(45)
Prior service cost	12	1
Amortization of prior service cost	(6)	(7)

Total recognized in other comprehensive income and regulatory assets	$644	$(238)

Total recognized in net periodic pension cost and other comprehensive income and regulatory assets	$707	$(137)

Estimated amounts to be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$37	$27
Prior service cost	7	6
The following table reconciles the obligations, assets and funded status of the plan as well as the amount recognized as pension liability in the consolidated statement of financial position at December 31. During 2008, the sponsor of a pension plan changed from Detroit Edison to the LLC. As a result, as of December 31, 2008, the tables below include assets and obligations for Detroit Edison only. At December 31, 2007, as Detroit Edison was the pension plan sponsor, the tables below included assets and obligations for Detroit Edison and all affiliates participating in the combined plan.

	Pension Plans
(in Millions)	2008	2007
Accumulated benefit obligation, end of year	$2,206	$2,567

Change in projected benefit obligation Projected benefit obligation, beginning of year	$2,754	$2,920
Adjustment due to plan sponsorship change	(385)	—
December 2007 benefit payments	(15)	—
Service cost	45	55
Interest cost	149	162
Actuarial (gain) loss	(53)	(189)
Benefits paid	(156)	(203)
Measurement date change	16	—
Special termination benefits	—	8
Plan amendments	13	1

Projected benefit obligation, end of year	$2,368	$2,754

Change in plan assets
Plan assets at fair value, beginning of year	$2,599	$2,373
Adjustment due to plan sponsorship change	(752)	—
December 2007 contributions	150	—
December 2007 payments	(15)	—
Actual return on plan assets	(557)	246
Company contributions	104	183
Measurement date change	14	—
Benefits paid	(156)	(203)

Plan assets at fair value, end of year	$1,387	$2,599

Funded status of the plans	$—	$(155)
December contribution	—	150

Funded status, end of year	$(981)	$(5)

	Pension Plans
(in Millions)	2008	2007
Amount recorded as:
Noncurrent assets	$—	$372
Current liabilities	(3)	(3)
Noncurrent liabilities	(978)	(374)

	$(981)	$(5)

Amounts recognized in regulatory assets
Net actuarial loss	$1,106	$454
Prior service cost	27	15

Regulatory assets	$1,133	$469

The aggregate accumulated benefit obligation, projected benefit obligation and fair value of plan assets as of December 31, 2008 for plans with benefit obligations in excess of plan assets was $2.2 billion, $2.4 billion and $1.4 billion, respectively.
The aggregate accumulated benefit obligation and projected benefit obligation of plan assets as of December 31, 2007 for plans with benefit obligations in excess of plan assets was $48 million and $50 million, respectively. There was no fair value related to plans with benefit obligations in excess of plan assets as of December 31, 2007. The aggregate accumulated benefit obligation, projected benefit obligation and fair value of plan assets as of December 31, 2007 for plans with plan assets in excess of benefit obligations was $2.5 billion, $2.7 billion and $2.6 billion, respectively.
Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2008	2007	2006
Projected benefit obligation
Discount rate	6.90%	6.50%	5.70%
Rate of compensation increase	4.00%	4.00%	4.00%

Net pension costs
Discount rate	6.50%	5.70%	5.90%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term rate of return on Plan assets	8.75%	8.75%	8.75%
At December 31, 2008, the benefits related to the pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

						2014 &
(in Millions)	2009	2010	2011	2012	2013	thereafter	Total

Amount to be paid	$156	$159	$163	$169	$173	$963	$1,783
The Company employs a consistent formal process in determining the long-term rate of return for various asset classes. The Company reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness.
The Company employs a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return on plan assets consistent with prudent levels of risk. The intent of this strategy is to minimize plan expenses over the long-term. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value investment styles, and large and small market capitalizations. Other assets such as private equity and absolute return funds are used judiciously to enhance long term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.
The plans’ weighted-average asset allocations by asset category at December 31 were as follows:

	2008	2007	Target
U.S. equity securities	31%	48%	35%
Non U.S. equity securities	16%	18%	20%
Debt securities	24%	19%	20%
Hedge funds and similar	22%	12%	20%
Private equity and other	7%	3%	5%

	100%	100%	100%

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of these plans was $16 million in 2008, $17 million in 2007, and $23 million in 2006.
Other Postretirement Benefits
The Company participates in plans sponsored by LLC that provide certain postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) trusts exist for represented and non-represented employees. In 2008, the Company made a cash contribution of $76 million to the postretirement benefit plans. At the discretion of management, subject to MPSC requirements, the Company may make up to a $90 million contribution to the VEBA trusts in 2009.
Net postretirement cost includes the following components:

(in Millions)	2008	2007	2006
Service cost	$48	$48	$45
Interest cost	94	90	88
Expected return on plan assets	(58)	(54)	(49)
Amortization of:
Net loss	27	51	53
Prior service costs	2	4	4
Net transition obligation	2	7	7
Special termination benefits	—	2	6

Net postretirement cost	$115	$148	$154

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.

(in Millions)	2008	2007
Other changes in plan assets and APBO recognized in regulatory assets
Net actuarial loss (gain)	$237	$(216)
Amortization of net actuarial (gain)	(28)	(51)
Prior service (credit)	(1)	(39)
Amortization of prior service cost	(2)	(4)
Amortization of transition (asset)	(2)	(7)

Total recognized in regulatory assets	$204	$(317)

Total recognized in net periodic pension cost and regulatory assets	$319	$(169)

(in Millions)
Estimated amounts to be amortized from regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$49	$27
Prior service cost	$2	$2
Net transition obligation	$2	$2

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the consolidated statement of financial position at December 31:

(in Millions)	2008	2007
Change in accumulated post retirement benefit obligation during the year
Accumulated postretirement benefit obligation, beginning of year	$1,479	$1,660
December 2007 cash flow	(4)	—
Service cost	48	48
Interest cost	94	90
Plan amendments	(1)	(39)
Actuarial gain	(7)	(214)
Measurement date change	11	—
Benefits paid	(72)	(73)
Special termination benefits	—	2
Medicare Part D	5	5

Accumulated postretirement benefit obligation , end of year	$1,553	$1,479

Change in plan assets during the year
Plan assets at fair value, beginning of year	$658	$636
December 2007 cash flow	1	—
Actual return on plan assets	(189)	56
Measurement date change	5	—
Company contributions	76	36
Benefits paid	(73)	(70)

Plan assets at fair value, end of year	$478	$658

(in Millions)	2008	2007
Funded status of the Plans, as of November 30	$—	$(821)
December adjustment	—	5

Funded status, as of December 31	$(1,075)	$(816)

Non-current liabilities	$(1,075)	$(816)

Amounts recognized in regulatory assets
Net actuarial loss	$600	$391
Prior service cost	$—	$3
Net transition obligation	$9	$11

	$609	$405

Assumptions used in determining the projected benefit obligation and net benefit costs are listed below:

	2008	2007	2006
Projected Benefit Obligation
Discount rate	6.90%	6.50%	5.70%

Net Benefit Costs
Discount rate	6.50%	5.70%	5.90%
Expected long-term rate of return on Plan assets	8.75%	8.75%	8.75%
Health care trend rate pre-65	7.00%	8.00%	9.00%
Health care trend rate post-65	6.00%	7.00%	8.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year in which ultimate reached	2011	2011	2011
A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $23 million and increased the accumulated benefit obligation by $198 million at December 31, 2008. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $19 million and would have decreased the accumulated benefit obligation by $168 million at December 31, 2008.

At December 31, 2008, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

						2014 &
(in Millions)	2009	2010	2011	2012	2013	thereafter	Total

Amount to be paid	$96	$102	$105	$106	$110	$595	$1,114
The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefits plans is similar to those previously described for the pension plans.
The plans’ weighted-average asset allocations and related targets by asset category at December 31 were as follows:

	2008	2007	Target
U.S. equity securities	39%	50%	27%
Non U.S. equity securities	17%	18%	24%
Debt securities	26%	20%	16%
Hedge funds and similar	13%	11%	28%
Private equity and other	5%	1%	5%

	100%	100%	100%

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic postretirement benefit costs by $11 million in 2008, $12 million in 2007 and $16 million in 2006.
At December 31, 2008, the gross amount of federal subsidies expected to be received in each of the next five years and in the aggregate for the five fiscal years thereafter was as follows:

						2014 &
(in Millions)	2009	2010	2011	2012	2013	thereafter	Total

Amount to be paid	$3	$4	$4	$5	$5	$29	$50
NOTE 16 — RELATED PARTY TRANSACTIONS
We have agreements with affiliated companies to sell energy for resale, purchase power, provide fuel supply services, and provide power plant operation and maintenance services. We have an agreement with certain DTE Energy affiliates where we charge them for their use of the shared capital assets of the Company. Prior to March 31, 2007, under a service agreement with DTE Energy, various DTE Energy affiliates, including Detroit Edison, provided corporate support services inclusive of various financial, auditing, tax, legal, treasury and cash management, human resources, information technology, and regulatory services, which were billed to DTE Energy corporate. Subsequent to March 31, 2007, a newly formed shared service company began to accumulate the aforementioned corporate support services type expenses, which previously had been recorded on the various operating units of DTE Energy Company, including Detroit Edison. These administrative and general expenses incurred by the shared services company were then charged to various subsidiaries of DTE Energy, including Detroit Edison.
The following is a summary of transactions with affiliated companies:

(in Millions)	2008	2007	2006
Revenues
Energy sales	$—	$—	$46
Other services	6	5	5
Shared capital assets	23	21	13
Costs
Fuel and power purchases	5	3	35
Other services and interest	7	6	3
Corporate expenses (net)	388	331	(86)

(in Millions)	2008	2007	2006
Other
Dividends declared	228	305	305
Dividends paid	305	305	305
Capital contribution	175	175	150

	December 31,
(in Millions)	2008	2007
Assets
Accounts receivable	$5	$3
Notes receivable	41	—
Liabilities & Equity
Accounts payable	103	138
Short-term borrowings	—	277
Other liabilities
Accrued pension liability	978	374
Accrued postretirement liability	1,075	816
Dividends payable	—	76
Our accounts receivable from affiliated companies and accounts payable to affiliated companies are payable upon demand and are generally settled in cash within a monthly business cycle.
NOTE 17 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(in Millions)	Quarter	Quarter	Quarter	Quarter(1)	Year
2008
Operating Revenues	$1,153	$1,173	$1,440	$1,108	$4,874
Operating Income	139	151	316	194	800
Net Income	41	51	159	80	331

2007
Operating Revenues	1,094	1,210	1,403	1,193	4,900
Operating Income	131	162	227	223	743
Net Income	40	60	107	110	317

(1)	In the fourth quarter of 2007, Detroit Edison recorded adjustments that increased operating income by $27 million ($18 million after-tax) to correct prior amounts. These adjustments were primarily to record property, plant and equipment and deferred CTA costs for expenditures that had been expensed in earlier quarters of 2007, including $14 million ($9 million after-tax) expensed in the second quarter of 2007.
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
Item 14. Principal Accountant Fees and Services
For the years ended December 31, 2008 and 2007, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”). The following table presents fees for professional services rendered by Deloitte for the audit of Detroit Edison’s annual financial statements for the years ended December 31, 2008 and December 31, 2007, and fees billed for other services rendered by Deloitte during those periods.

	2008	2007
Audit fees (1)	$1,206,038	$1,275,216
Audit-related fees (2)	7,000	6,179

Total	$1,213,038	$1,281,395

(1)	Represents the aggregrate fees for the audits of Detroit Edison’s annual financial statements and for the reviews of the financial statements included in Detroit Edison’s Quarterly Reports on Form 10-Q. .

(2)	Represents the aggregrate fees billed for audit-related services.
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
(1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”
(3) Exhibits.
(i) Exhibits filed herewith.

4-261	Supplemental Indenture, dated as of December 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, providing for General and Refunding Mortgage Bonds, 2008 Series LT.

4-262	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A, providing for 2008 Series LT 6.75% Senior Notes due 2038.

12-32	Computation of Ratio of Earnings to Fixed Charges.

23-21	Consent of Deloitte & Touche LLP.

31-45	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-46	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.
(ii) Exhibits incorporated herein by reference.

3	(a)	Restated Articles of Incorporation of The Detroit Edison Company, as filed December 10, 1991. (Exhibit 3-13 to Form 10-Q for the quarter ended June 30, 1999).

3	(b)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for the quarter ended September 30, 1999).

4	(a)	Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Registration Statement on Form A-2 (File No. 2-4609)). (amendment)

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Registration Statement on Form S-1 (File No. 2-7136)). (amendment)

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Registration Statement on Form S-1 (File No. 2-8290)). (amendment)

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Registration Statement on Form S-1 (File No. 2-9226)). (amendment)

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Form 8-K dated September 11, 1957). (amendment)

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Registration Statement on Form S-9 (File No. 2-25664)). (amendment)

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Form 10-K for the year ended December 31, 2000). (1990 Series B, C, E and F) Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Form 10-K for the year ended December 31, 1996). (1991 Series DP)

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Form 10-K for the year ended December 31, 2000). (amendment)

Supplemental Indenture, dated as of June 30, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-216 to Form 10-K for the year ended December 31, 2000). (1993 Series AP)

Supplemental Indenture, dated as of August 1, 1999, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-204 to Form 10-Q for the quarter ended September 30, 1999). (1999 Series AP, BP and CP)

Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)

Supplemental Indenture, dated as of March 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-222 to Form 10-Q for the quarter ended March 31, 2001). (2001 Series AP)

Supplemental Indenture, dated as of May 1, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-226 to Form 10-Q for the quarter ended June 30, 2001). (2001 Series BP)

Supplemental Indenture, dated as of August 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-227 to Form 10-Q for the quarter ended September 30, 2001). (2001 Series CP)

Supplemental Indenture, dated as of September 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-228 to Form 10-Q for the quarter ended September 30, 2001). (2001 Series D and E)

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Form 10-Q for the quarter ended September 30, 2002). (2002 Series A and B)

Supplemental Indenture, dated as of December 1, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-232 to Form 10-K for the year ended December 31, 2002). (2002 Series C and D)

Supplemental Indenture, dated as of August 1, 2003, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-235 to Form 10-Q for the quarter ended September 30, 2003). (2003 Series A)

Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)

Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated September 29, 2005). (2005 Series C)

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of December 1, 2007, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated December 18, 2007). (2007 Series A)

Supplemental Indenture, dated as of April 1, 2008 to Mortgage and Deed of Trust as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-251 to Form 10-Q for the quarter ended March 31, 2008. (2008 Series DT)

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)

Supplemental Indenture, dated as of October 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-259 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J)

4	(b)	Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Registration Statement on Form S-3 (File No. 33-50325)).

4	(c)	Ninth Supplemental Indenture, dated as of October 10, 2001, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-229 to Form 10-Q for the quarter ended September 30, 2001). (6.125% Senior Notes due 2010)

4	(d)	Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Form 10-Q for the quarter ended September 30, 2002). (5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032)

4	(e)	Eleventh Supplemental Indenture, dated as of December 1, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-233 to Form 10-Q for the quarter ended March 31, 2003). (5.45% Senior Notes due 2032 and 5.25% Senior Notes due 2032)

4	(f)	Twelfth Supplemental Indenture, dated as of August 1, 2003, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-236 to Form 10-Q for the quarter ended September 30, 2003). (5 1/2% Senior Notes due 2030)

4	(g)	Thirteenth Supplemental Indenture, dated as of April 1, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-237 to Form 10-Q for the quarter ended March 31, 2004). (4.875% Senior Notes Due 2029 and 4.65% Senior Notes due 2028)

4	(h)	Fourteenth Supplemental Indenture, dated as of July 15, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-239 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D 5.40% Senior Notes due 2014)

4	(i)	Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035)

4	(j)	Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)

4	(k)	Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)

4	(l)	Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)

4	(m)	Twenty-Second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)

4	(n)	Twenty-Third Supplemental Indenture, dated as of April 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-252 to Form 10-Q for the quarter ended March 31, 2008). (2008 Series DT Variable Rate Senior Notes due 2036)

4	(o)	Twenty-Fourth Supplemental Indenture, dated as of May 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-254 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)

4	(p)	Twenty-Fifth Supplemental Indenture, dated as of June 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-256 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)

4	(q)	Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-258 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)

4	(r)	Twenty-Seventh Supplemental Indenture, dated as of October 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-260 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J 6.40% Senior Notes due 2013)

4	(s)	Trust Agreement of Detroit Edison Trust I. (Exhibit 4.9 to Registration Statement on Form S-3 (File No. 333-100000)).

4	(t)	Trust Agreement of Detroit Edison Trust II. (Exhibit 4.10 to Registration Statement on Form S-3 (File No. 333-100000)).

10	(a)	Securitization Property Sales Agreement dated as of March 9, 2001, between The Detroit Edison Securitization Funding LLC and The Detroit Edison Company. (Exhibit 10-42 to Form 10-Q for the quarter ended March 31, 2001).

10	(b)	Form of The Detroit Edison Company’s Five-Year Credit Agreement, dated as of October 17, 2005, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).

10	(c)	Form of Amendment No.1 to The Detroit Edison Company’s Five-Year Credit Agreement, dated as of January 10, 2007, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated January 10, 2007).

10	(d)	Form of Second Amended and Restated Five-Year Credit Agreement, dated as of October 17, 2005, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated October 17, 2005).

10	(e)	Form of Amendment No. 1. to Second Amended and Restated Five-Year Credit Agreement dated as of January 10, 2007, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated January 10, 2007).

10	(f)	Certain arrangements pertaining to the employment of Anthony F. Earley, Jr. with The Detroit Edison Company, dated April 25, 1994. (Exhibit 10-53 to Form 10-Q for the quarter ended March 31, 1994).

10	(g)	Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993. (Exhibit 10-48 to Form 10-K for year ended December 31, 1993).

10	(h)	Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997. (Exhibit 10-5 to Form 10-K for the year ended December 31, 1996).

10	(i)	Amended and Restated Post-Employment Income Agreement, dated March 23, 1998, between The Detroit Edison Company and Anthony F. Earley, Jr. (Exhibit 10-21 to Form 10-Q for the quarter ended March 31, 1998).

10	(j)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997. (Exhibit 10-4 to Form 10-K for the year ended December 31, 1996).

10	(k)	Executive Vehicle Plan of The Detroit Edison Company, dated as of September 1, 1999. (Exhibit 10-41 to Form 10-Q for the quarter ended March 31, 2001).

99	(a)	Belle River Participation Agreement, dated as of December 1, 1982, between The Detroit Edison Company and Michigan Public Power Agency. (Exhibit 28-5 to Registration Statement No. 2-81501).

99	(b)	Belle River Transmission Ownership and Operating Agreement, dated as of December 1, 1982, between The Detroit Edison Company and Michigan Public Power Agency. (Exhibit 28-6 to Registration Statement No. 2-81501).
(iii) Exhibits furnished herewith.

32-45	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-46	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

The Detroit Edison Company
Schedule II — Valuation and Qualifying Accounts

	Year Ended December 31
(in Millions)	2008	2007	2006
Allowance for Doubtful Accounts (shown as deduction from accounts receivable in the consolidated statements of financial position)
Balance at Beginning of Period	$93	$72	$54
Additions:
Charged to costs and expenses	81	63	53
Charged to other accounts (1)	5	4	3
Deductions (2)	(58)	(46)	(38)

Balance at End of Period	$121	$93	$72

(1)	Collection of accounts previously written off.

(2)	Non-collectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)
Date: February 27, 2009	By	/s/ PETER B. OLEKSIAK

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
Date: February 27, 2009