Form 10-Q
period 2009-03-31
DETROIT EDISON CO
filed 2009-05-05
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2009
Commission file number 1-2198
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2009

Definitions

Company	The Detroit Edison Company

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and directly or indirectly the parent company of numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator, a Regional Transmission Organization

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Units of Measurement

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	potential for continued loss on investments, including nuclear decommissioning and benefit plan assets;

•	the length and severity of ongoing economic decline;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, and a carbon tax or cap and trade structure;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	the effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	high levels of uncollectible accounts receivable; and

•	binding arbitration, litigation and related appeals.
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
Factors impacting income: Net income increased $37 million in the first quarter of 2009 compared to the same period in 2008 due primarily to lower operation and maintenance expenses and higher gross margin.

	Three Months Ended
	March 31
(in Millions)	2009	2008
Operating Revenues	$1,118	$1,153
Fuel and Purchased Power	340	402

Gross Margin	778	751
Operation and Maintenance	316	358
Depreciation and Amortization	188	192
Taxes Other Than Income	60	62

Operating Income	214	139
Other (Income) and Deductions	84	74
Income Tax Provision	52	24

Net Income	$78	$41

Operating Income as a Percentage of Operating Revenues	19%	12%
Gross margin increased $27 million in the first quarter of 2009 as compared to the same period in 2008. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months
Weather-related impacts	$3
Economy	(37)
April 2008 expiration of show-cause rate decrease	17
December 2008 rate order	18
Securitization bond and tax surcharge rate increase	8
Other, net	18

Increase in gross margin	$27

	Three Months Ended
	March 31
(in Thousands of MWh)	2009	2008
Electric Sales
Residential	3,738	3,932
Commercial	4,423	4,362
Industrial	2,637	3,516
Wholesale	704	723
Other	113	109

	11,615	12,642
Interconnections sales (1)	1,035	826

Total Electric Sales	12,650	13,468

Electric Deliveries
Retail and Wholesale	11,615	12,642
Electric Customer Choice	398	398
Electric Customer Choice – Self Generators (2)	(81)	58

Total Electric Sales and Deliveries	11,932	13,098

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

	Three Months Ended
Power Generated and Purchased	March 31
(in Thousands of MWh)	2009	2008
Power Plant Generation
Fossil	9,842	10,240
Nuclear	2,254	2,343

	12,096	12,583
Purchased Power	1,352	1,730

System Output	13,448	14,313
Less Line Loss and Internal Use	(798)	(845)

Net System Output	12,650	13,468

Average Unit Cost ($/MWh)
Generation (1)	$17.30	$16.60

Purchased Power	$33.94	$61.60

Overall Average Unit Cost	$18.97	$22.04

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense decreased $42 million in the first quarter of 2009 compared to the same period in 2008 primarily due to $24 million from continuous improvement initiatives resulting in lower contract labor and outside services expenses and $18 million representing lower corporate support allocations from continuous improvement initiatives and from lower information technology and other staff expenses.
Outlook — We will move forward in our efforts to continue to improve the operating performance and cash flow of Detroit Edison. We continue to resolve outstanding regulatory issues. Many of these issues have been addressed by the legislation signed by the Governor of Michigan in October 2008. Looking forward, additional issues, such as volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans, health care costs and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will continue to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
Unfavorable national and regional economic trends have resulted in reduced demand for electricity in our service territory and increases in our uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies. Further automotive and other industrial plant closures, bankruptcies or a federal government mandated restructuring program could have a significant impact on the results of Detroit Edison. We continue to monitor developments in this sector. Due to the economy and credit market conditions, in the near term, we are reviewing our capital expenditure commitments for potential reductions and deferrals and plan to adjust the timing of projects as appropriate. See Note 8 of the Notes to Consolidated Financial Statements.
     The following variables, either individually or in combination, could impact our future results:
•	Instability in capital markets which could impact availability of short and long-term financing or the potential for loss on investments;

•	Economic conditions within Michigan and corresponding impacts on demand for electricity;

•	Collectibility of accounts receivable;

•	Increases in future expense and contributions to pension and other postretirement plans due to declines in asset values resulting from market conditions;

•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize plant and distribution system performance;

•	Weather;

•	The level of customer participation in the electric Customer Choice program; and

•	Any current and potential new federal and state environmental, renewable energy and energy efficiency requirements.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2009	2008
Operating Revenues	$1,118	$1,153

Operating Expenses
Fuel and purchased power	340	402
Operation and maintenance	316	358
Depreciation and amortization	188	192
Taxes other than income	60	62

	904	1,014

Operating Income	214	139

Other (Income) and Deductions
Interest expense	79	76
Interest income	—	(1)
Other income	(7)	(12)
Other expenses	12	11

	84	74

Income Before Income Taxes	130	65

Income Tax Provision	52	24

Net Income	$78	$41

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2009	2008
Operating Activities
Net Income	$78	$41
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	188	192
Deferred income taxes	(4)	(14)
Asset (gains) and reserves, net	—	(1)
Changes in assets and liabilities, exclusive of changes shown separately	154	113

Net cash from operating activities	416	331

Investing Activities
Plant and equipment expenditures	(263)	(213)
Restricted cash for debt redemptions	64	55
Proceeds from sale of nuclear decommissioning trust fund assets	113	52
Investment in nuclear decommissioning trust funds	(113)	(61)
Other investments	(286)	(12)

Net cash used for investing activities	(485)	(179)

Financing Activities
Redemption of long-term debt	(81)	(74)
Repurchase of long-term debt	—	(238)
Short-term borrowings, net	—	47
Capital contribution by parent company	250	175
Dividends on common stock	(76)	(76)
Other	(3)	(3)

Net cash used for financing activities	90	(169)

Net Decrease in Cash and Cash Equivalents	21	(17)
Cash and Cash Equivalents at Beginning of the Period	30	47

Cash and Cash Equivalents at End of the Period	$51	$30

See Notes to Consolidated Financial Statements (Unaudited)

Part I – Item 1.
The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions)	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$51	$30
Restricted cash	20	84
Accounts receivable (less allowance for doubtful accounts of $107 and $121, respectively)
Customer	687	709
Affiliates	1	5
Other	19	34
Inventories
Fuel	157	170
Materials and supplies	169	169
Notes Receivable
Affiliates	289	41
Other	3	3
Other	111	95

	1,507	1,340

Investments
Nuclear decommissioning trust funds	657	685
Other	94	99

	751	784

Property
Property, plant and equipment	15,112	14,977
Less accumulated depreciation	(5,884)	(5,828)

	9,228	9,149

Other Assets
Regulatory assets	3,430	3,456
Securitized regulatory assets	969	1,001
Intangible assets	9	19
Notes Receivable
Affiliates	26	—
Other	2	3
Other	97	90

	4,533	4,569

Total Assets	$16,019	$15,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions, Except Shares)	2009	2008
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable – affiliates	$49	$103
Accounts payable other	339	346
Accrued interest	79	80
Accrued vacation	56	58
Accrued power supply cost recovery revenue	82	27
Income taxes payable	89	39
Short-term borrowings – other	75	75
Current portion of long-term debt, including capital leases	308	153
Other	177	197

	1,254	1,078

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,927	4,091
Securitization bonds	861	932
Capital lease obligations	31	33

	4,819	5,056

Other Liabilities
Deferred income taxes	1,879	1,894
Regulatory liabilities	593	593
Asset retirement obligations	1,221	1,205
Unamortized investment tax credit	83	85
Nuclear decommissioning	112	114
Accrued pension liability — affiliates	935	978
Accrued postretirement liability — affiliates	1,085	1,075
Other	229	208

	6,137	6,152

Commitments and Contingencies (Notes 5 and 8)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	2,946
Retained earnings	624	622
Accumulated other comprehensive income (loss)	(11)	(12)

	3,809	3,556

Total Liabilities and Shareholder’s Equity	$16,019	$15,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and
Comprehensive Income (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2008	138,632	$1,386	$1,560	$622	$(12)	$3,556

Net income	—	—	—	78	—	78
Capital contribution by parent company	—	—	250	—	—	250
Dividends declared on common stock	—	—	—	(76)	—	(76)
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1

Balance, March 31, 2009	138,632	$1,386	$1,810	$624	$(11)	$3,809

The following table displays other comprehensive income for the three-month periods ended March 31:

(in Millions)	2009	2008
Net income	$78	$41
Other comprehensive income, net of tax:
Net unrealized gains on investments:
Amounts reclassified to income, net of taxes	1	1

Comprehensive income	$79	$42

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — GENERAL
These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K.
The accompanying Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from the Company’s estimates.
The Consolidated Financial Statements are unaudited, but in our opinion include all adjustments necessary for a fair presentation of such financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
Certain prior year amounts have been reclassified to reflect current year classifications.
Asset Retirement Obligations
The Company records asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. The Company has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants. The Company has conditional retirement obligations for the disposal of asbestos at certain of its power plants. To a lesser extent, the Company has conditional retirement obligations at certain service centers, and disposal costs for PCB contained within transformers and circuit breakers. The Company recognizes such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free rate.
Timing differences arise in the expense recognition of legal asset retirement costs that the Company is currently recovering in rates. The Company defers such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
A reconciliation of the asset retirement obligations for the three months ended March 31, 2009 follows:

(in Millions)
Asset retirement obligations at January 1, 2009	$1,226
Accretion	20
Liabilities settled	(2)
Revision in estimated cash flows	(4)

Asset retirement obligations at March 31, 2009	1,240
Less amount included in current liabilities	(19)

$1,221

Approximately $1.2 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear power plant.

Retirement Benefits and Trusteed Assets
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits for the three months ended March 31:

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2009	2008	2009	2008
Service cost	$11	$12	$12	$12
Interest cost	39	37	26	23
Expected return on plan assets	(41)	(41)	(10)	(14)
Amortization of:
Net actuarial loss	9	7	12	7
Prior service cost	2	2	—	—
Net transition liability	—	—	1	1

Net periodic benefit cost	$20	$17	$41	$29

The Company expects to contribute $250 million to its pension plans during 2009, including a $50 million contribution made to the plans in the first quarter of 2009.
The Company expects to contribute $90 million to its postretirement medical and life insurance benefit plans during 2009. No contributions have been made to the plans in the first quarter of 2009.
Income Taxes
Unrecognized tax benefits at March 31, 2009 and at December 31, 2008, if recognized, would not materially impact our effective tax rate. We do not anticipate any significant changes in the unrecognized tax benefits during the next twelve months.
Stock-Based Compensation
Our parent company, DTE Energy, follows SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. The Company received an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. There was no allocation of costs for stock-based compensation in the first quarter of 2009 as compared to $3 million in the first quarter of 2008.
Consolidated Statements of Cash Flows
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary cash information:

	Three Months Ended
	March 31
(in Millions)	2009	2008
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$35	$76
Inventories	13	(11)
Accrued pension liability — affiliates	(42)	7
Accounts payable	(11)	—
Accrued PSCR refund	75	52
Income taxes payable	56	3
Postretirement obligation — affiliates	10	2
Other assets	60	4
Other liabilities	(42)	(20)

	$154	$113

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
Fair Value Accounting
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. Effective January 1, 2008, the Company adopted SFAS No. 157. As permitted by FASB Staff Position FAS No. 157-2, the Company elected to defer the effective date of SFAS No. 157 as it pertains to measurement and disclosures about the fair value of non-financial assets and liabilities made on a nonrecurring basis. The Company has adopted the recognition provisions as of January 1, 2009. See Note 3 for further disclosures.
In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, with certain early adoption provisions permitted for periods ending after March 15, 2009.
▪	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods.

▪	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which applies to all assets and liabilities, i.e., financial and nonfinancial, reemphasizes that the objective of fair value remains unchanged (i.e., an exit price notion). The FSP provides application guidance on measuring fair value when the volume and level of activity has significantly decreased and identifying transactions that are not orderly. The FSP also emphasizes that an entity cannot presume that an observable transaction price is not orderly even when there has been a significant decline in the volume and level of activity.

▪	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.
The Company will adopt these FSPs in the second quarter of 2009. The adoption of these FSPs will not have a material impact on Detroit Edison’s consolidated financial statements.
Disclosures about Derivative Instruments and Guarantees
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption are encouraged but not required. The Company adopted SFAS No. 161 effective January 1, 2009. See Note 3.

Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company adopted SFAS No. 160 as of January 1, 2009. Adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.
NOTE 3 – FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS AND FAIR VALUE
Financial and Other Derivative Instruments
The Company complies with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Under SFAS No. 133, all derivatives are recognized on the Consolidated Statement of Financial Position at their fair value unless they qualify for certain scope exceptions, including normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for both the derivative and the underlying hedged exposure are recognized in earnings each period. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For derivatives that do not qualify or are not designated for hedge accounting, changes in the fair value are recognized in earnings each period.
The Company’s primary market risk exposure is associated with commodity prices, credit and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. Contracts the Company typically classifies as derivative instruments include power, certain coal forwards, futures, options and swaps.
Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Substantially all of these derivatives meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when realized. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities, until realized.
Effective January 1, 2009, the Company adopted SFAS No. 161. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities.

The following represents the fair value of derivative instruments as of March 31, 2009:
Derivatives not designated as hedging instruments under SFAS No. 133

	Balance Sheet Location	Fair Value
Emissions	Other current liabilities	$(10)

Total derivatives not designated as hedging instruments under SFAS No. 133		$(10)

Total derivatives:
Current		$(10)
Noncurrent		—

Total derivatives as reported		$(10)

	Location of Gain	Gain (Loss)
	(Loss) Recognized	Recognized in
	in Regulatory	Regulatory Assets
	Assets /Liabilities	/ Liabilities on
	On Derivative	Derivative
FTR and Emissions	Regulatory Asset	$(9)
	Regulatory Liability	(4)

Total		$(13)

The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2009:

Commodity	Number of Units
Emissions (Tons)	6,886
Electricity (MWh)	9,238,632
Fair Value
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants’ use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the three months ended March 31, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
     The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2009:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	March 31, 2009
Assets:
Cash equivalents	$21	$—	$—	$21
Nuclear decommissioning trusts and other investments	445	299	—	744

Total	$466	$299	$—	$765

Liabilities:
Derivative liabilities	—	(10)	—	(10)

Total	$—	$(10)	$—	$(10)

Net Assets at March 31, 2009	$466	$289	$—	$755

The following table presents the fair value reconciliation of Level 3 derivative assets and liabilities measured at fair value on a recurring basis for the year ended March 31, 2009:

(in Millions)	Derivatives
Asset balance as of January 1, 2009	$4
Changes in fair value recorded in regulatory assets/ liabilities	(2)

Transfer in/out of Level 3	(2)

Asset balance as of March 31, 2009	$—

The amount of total gains included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2009	$1

Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of investments in money market funds. The fair values of the shares of these funds are based on observable market prices and, therefore, have been categorized as Level 1 in the fair value hierarchy.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trust fund investments have been established to satisfy Detroit Edison’s nuclear decommissioning obligations. The nuclear decommissioning trusts and other fund investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices on actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. For non-exchange traded fixed income securities, the trustees receive prices from pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. Detroit Edison has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Detroit Edison selectively corroborates the fair values of securities by comparison of market-based price sources.
Derivative Assets and Liabilities
Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. Mathematical valuation models are used for derivatives for which external market data is not readily observable.
NOTE 4 — REGULATORY MATTERS
2009 Electric Rate Case Filing
Detroit Edison filed a general rate case on January 26, 2009 based on a twelve months ended June 2008 historical test year. The filing with the MPSC requested a $378 million, or 8.1 percent average increase in Detroit Edison’s annual revenue requirement for the twelve months ended June 30, 2010 projected test year.
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
The October 2008 Michigan legislation establishes a twelve month deadline for the MPSC to complete a rate case and allows a utility to self-implement rate changes six months after a rate filing if the MPSC has not issued a rate order and subject to certain limitations.
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

Renewable Energy Plan
In March 2009, Detroit Edison filed its Renewable Energy Plan with the MPSC as required under 2008 PA 295. The Renewable Energy Plan application requests authority to recover approximately $35 million of additional revenue in 2009. The proposed revenue increase is necessary in order to properly implement Detroit Edison’s 20-year renewable energy plan to achieve compliance with 2008 PA 295, to deliver new, cleaner, renewable electric generation demanded by customers, to further diversify Detroit Edison’s and Michigan’s sources of electric supply, and to further Michigan’s and the United States’ goal of increasing energy independence. The Company expects an order in the proceeding in June 2009, with customer surcharges beginning in September 2009.
Energy Optimization Plan
In March 2009, Detroit Edison filed an Energy Optimization Plan with the MPSC as required under 2008 PA 295. The Energy Optimization Plan application is designed to help each customer class reduce their electric usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. Detroit Edison’s Energy Optimization Plan application proposes energy optimization expenditures for the period 2009-2011 of $134 million and further requests approval of surcharges that are designed to recover these costs. The Company expects an order in this proceeding in June 2009, with customer surcharges beginning in June 2009.
Power Supply Cost Recovery Proceedings
2008 Plan Year — In September 2007, Detroit Edison filed its 2008 PSCR plan case seeking approval of a levelized PSCR factor of 9.23 mills/kWh above the amount included in base rates for all PSCR customers. Also included in the filing was a request for approval of the Company’s emission compliance strategy which included pre-purchases of emission allowances as well as a request for pre-approval of a contract for capacity and energy associated with a renewable (wind) energy project. On January 31, 2008, Detroit Edison filed a revised PSCR plan case seeking approval of a levelized PSCR factor of 11.22 mills/kWh above the amount included in base rates for all PSCR customers. The revised filing supports a 2008 power supply expense forecast of $1.4 billion and includes $43 million for the recovery of a projected 2007 PSCR under-collection. On July 29, 2008, the MPSC issued a temporary order approving Detroit Edison’s request to increase the PSCR factor to 11.22 mills/kWh. In January 2009, the MPSC approved the Company’s 2008 PSCR plan and authorized the Company to charge a maximum PSCR factor of 11.22 mills/kWh for 2008. The Company filed its 2008 PSCR reconciliation case in March 2009. The filing requests recovery of a $19 million PSCR under-collection. In addition, the filing requests authorization to refund its total 2005 PSCR under-collection surcharge at year-end 2008 of $10 million, including interest, to all commercial and industrial customers. Included in the 2008 PSCR reconciliation filing was the Company’s 2008 pension expense mechanism reconciliation that reflects a $50 million over-collection.
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

Other
In July 2007, the State of Michigan Court of Appeals published its decision with respect to an appeal by Detroit Edison and others of certain provisions of a November 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. In its published decision, the Court of Appeals held that Detroit Edison is entitled to recover its allocated share of the merger control premium and remanded this matter to the MPSC for further proceedings to establish the precise amount and timing of this recovery. Detroit Edison has filed a supplement to its April 2007 rate case to address the recovery of the merger control premium costs. Other parties filed requests for leave to appeal to the Michigan Supreme Court from the Court of Appeals decision and in September 2008, the Michigan Supreme Court granted the requests to address the merger control premium as well as the recovery of transmission costs through the PSCR. On May 1, 2009, the Michigan Supreme Court issued an order reversing the Court of Appeals decision with respect to recovery of the merger control premium, and reinstated the MPSC’s decision excluding the control premium costs from Detroit Edison’s general rates. The Court affirmed the lower court’s decision upholding the right of Detroit Edison to recover electric transmission costs through the Company’s PSCR clause.
The Company is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 5 – SHAREHOLDER’S EQUITY
In March 2009, DTE Energy made a capital contribution of $250 million to the Company.
NOTE 6 – LONG-TERM DEBT
Debt Issuances
In 2009, the Company has issued or remarketed the following long-term debt:

(in Millions)
Month Issued	Type	Interest Rate	Maturity	Amount

April	Tax- Exempt Revenue Bonds (1)(2)	6.00%	2036	$69

				$69

(1)	Detroit Edison Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

(2)	Proceeds were used to refund existing Tax Exempt Revenue Bonds.
Debt Retirements and Redemptions
In 2009, the following debt has been retired through optional redemption:

(in Millions)
Month Retired	Type	Interest Rate	Maturity	Amount

April	Tax- Exempt Revenue Bonds (1)	Variable	2036	$69

				$69

(1)	These Tax-Exempt Revenue Bonds were redeemed with the proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.
NOTE 7 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
     Detroit Edison had a $206 million, five-year unsecured revolving credit facility expiring in October 2009 and has a $69 million, five-year unsecured revolving credit agreement expiring in October 2010. The five-year credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. In April 2009, Detroit Edison completed an early renewal of $206 million of its syndicated revolving credit facilities before their scheduled expiration in October 2009. The new $212 million two-year facility will expire in April 2011 and has similar covenants to the prior facility. In addition, Detroit Edison has a short-term unsecured bank loan facility expiring in July 2009, under which $75 million was outstanding at March 31, 2009. The agreements require us to maintain a debt to total capitalization ratio of no more than 0.65 to 1. Should we have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements. Detroit Edison is currently in compliance with its covenants.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.4 billion through 2008. The Company estimates future undiscounted capital expenditures at up to approximately $100 million in 2009 and up to approximately $2.3 billion of additional capital expenditures through 2019 based on current regulations.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million over the four to six years subsequent to 2008 in additional capital expenditures to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that may result in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule. In April 2009, the Supreme Court ruled that a cost-benefit analysis is a permissible provision of the rule. Concurrently, the EPA continues to develop a revised rule, which is expected to be published later in 2009.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2009 and December 31, 2008, the Company had $11 million and $12 million, respectively, accrued for remediation.
Guarantees
In January 2003, the Company sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Under the terms of sale, Detroit Edison guaranteed bank loans of $13 million that Thermal Ventures II, LP used for capital improvements to the steam heating system. At March 31, 2009, the Company had reserves of $13 million related to the bank loan guarantee.
Labor Contracts
There are several bargaining units for the Company’s union employees. The majority of our union employees are under contracts that expire in June 2010 and August 2012.
Purchase Commitments
Detroit Edison has an Energy Purchase Agreement to purchase electricity from the Greater Detroit Resource Recovery Authority (GDRRA). The term of the Energy Purchase Agreement for the purchase of electricity runs through June 2024. The Company estimates electric purchase commitments from 2009 through 2024 will not exceed $300 million in the aggregate.
As of March 31, 2009, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $1.2 billion from 2009 through 2024. The Company also estimates that 2009 capital expenditures will be approximately $800 million. The Company has made certain commitments in connection with expected capital expenditures.
Bankruptcies
The Company purchases and sells electricity from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of its customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its previously accrued amounts are adequate for probable losses. The final resolution of these matters may have a material effect on its consolidated financial statements.
The Company provides services to the domestic automotive industry, including General Motors Corporation (GM), Ford Motor Company (Ford) and Chrysler LLC (Chrysler) and many of their vendors and suppliers. GM and Chrysler have received loans from the U.S. Government to provide them with the working capital necessary to continue to operate in the short term. Chrysler filed for bankruptcy protection on April 30, 2009. The Company will fully reserve invoiced and unbilled accounts receivable outstanding as of the date of filing of approximately $7 million. In the event of a bankruptcy filing by GM, the Company will fully reserve invoiced and unbilled accounts receivable. Based on average monthly revenues and typical billing and payment cycles, the Company estimates that it may have pre-petition accounts receivable at risk of approximately $20 million for GM. The actual amounts to be reserved will be dependent on the timing of the bankruptcy filing within the billing cycle and whether any amounts are past due. Currently, GM has been paying amounts owed in a timely manner and its account is substantially current. Closing of GM or Chrysler plants or other facilities that operate within Detroit Edison’s service territory will also negatively impact our operating revenues in future periods. In 2008, GM and Chrysler represented 3 percent and 2 percent of its annual electric sales volumes, respectively.
Other
The Company is involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims it can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Company’s operations or financial statements in the periods they are resolved.
See Notes 3 and 4 for a discussion of contingencies related to derivatives and regulatory matters.

Part II
Item 1. – Legal Proceedings
The Company is involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims it can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Company’s operations or financial statements in the periods they are resolved.
We were aware of attempts by an individual named Scott Edwards, the Legal Director of Waterkeeper Alliance, to prosecute criminal charges in Canada against the Company for alleged violations of the Canadian Fisheries Act. The charges were filed on February 6, 2007. Although the Company believed the claims of Mr. Edwards in this matter were without legal merit, the fines under the relevant Canadian statute could have been significant if liability had been established. On April 28, 2009, the charges were withdrawn by Mr. Edwards and the prosecution has terminated.
Item 1A. – Risk Factors
In addition to the other information set forth in this report, the risk factors discussed in Part 1, Item 1A. Risk Factors in the Company’s 2008 Form 10-K, which could materially affect the Company’s businesses, financial condition, future operating results and/ or cash flows should be carefully considered. Additional risks and uncertainties not currently known to the Company, or that are currently deemed to be immaterial, also may materially adversely affect the Company’s business, financial condition, and/ or future operating results.
Item 6. – Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

4-263	Supplemental Indenture, dated as of March 15, 2009 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N. A., as trustee, providing for General and Refunding Mortgage Bonds, 2009 Series BT.

4-264	Twenty-Ninth Supplemental Indenture, dated as of March 15, 2009 to the Collateral Trust Indenture, dated June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., providing for 2009 Series BT 6.00% Senior Notes due 2038.

12-33	Computation of Ratio of Earnings to Fixed Charges

31-47	Chief Executive Officer Section 302 Form 10-Q Certification

31-48	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits incorporated by reference:

10-44	Form of The Detroit Edison Company (Detroit Edison) Two-Year Credit Agreement, dated as of April 29, 2009, by and among Detroit Edison, the lenders party thereto, Barclays Capital, as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated April 29, 2009).

Exhibits furnished herewith:

32-47	Chief Executive Officer Section 906 Form 10-Q Certification

32-48	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
Date: May 5, 2009	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President, Controller and Chief Accounting Officer