Form 10-Q
period 2009-06-30
DETROIT EDISON CO
filed 2009-07-31
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2009
Commission file number 1-2198
The Detroit Edison Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.
THE DETROIT EDISON COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0478650 (I.R.S. Employer Identification No.)

One Energy Plaza, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
All of the registrant’s 138,632,324 outstanding shares of common stock are owned by DTE Energy Company.

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2009

Definitions

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and directly or indirectly the parent company of numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FSP	FASB Staff Position

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator, a Regional Transmission Organization

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that absent special regulatory approval would not otherwise be recoverable if customers switch to alternative energy suppliers.

Units of Measurement

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the length and severity of ongoing economic decline;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to Detroit Edison;

•	high levels of uncollectible accounts receivable;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	potential for continued loss on investments, including nuclear decommissioning and benefit plan assets;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, and a carbon tax or cap and trade structure;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, and purchased power;

•	the effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.
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
Detroit Edison’s results for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 are discussed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$1,108	$1,173	$2,226	$2,326
Fuel and Purchased Power	372	415	712	817

Gross Margin	736	758	1,514	1,509
Operation and Maintenance	306	369	622	727
Depreciation and Amortization	197	178	385	370
Taxes Other Than Income	44	60	104	122

Operating Income	189	151	403	290
Other (Income) and Deductions	61	71	145	145
Income Tax Provision	49	29	101	53

Net Income Attributable to DTE Energy Company	$79	$51	$157	$92

Operating Income as a Percentage of Operating Revenues	17%	13%	18%	12%
Gross margin decreased $22 million in the second quarter of 2009 and increased $5 million in the six-month period ended June 30, 2009. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Six Months
Weather	$(20)	$(17)
Economy	(66)	(103)
April 2008 expiration of show-cause rate decrease	6	23
December 2008 rate order	22	40
Securitization bond and tax surcharge rate increase	17	25
Other, net	19	37

Increase (decrease) in gross margin	$(22)	$5

Electric Sales

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2009	2008	2009	2008
Residential	3,147	3,428	6,885	7,360
Commercial	4,536	4,913	8,959	9,275
Industrial	2,385	3,231	5,022	6,747
Wholesale	695	700	1,399	1,423
Other	87	87	200	196

	10,850	12,359	22,465	25,001
Interconnections sales (1)	1,189	1,183	2,224	2,009

Total Electric Sales	12,039	13,542	24,689	27,010

Electric Deliveries
Retail and Wholesale	10,850	12,359	22,465	25,001
Electric Customer Choice (2)	344	296	661	752

Total Electric Sales and Deliveries	11,194	12,655	23,126	25,753

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Power Generated and Purchased

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2009	2008	2009	2008
Power Plant Generation
Fossil	9,852	10,347	19,694	20,587
Nuclear	1,486	2,408	3,740	4,751

	11,338	12,755	23,434	25,338
Purchased Power	1,464	1,509	2,816	3,239

System Output	12,802	14,264	26,250	28,577
Less Line Loss and Internal Use	(763)	(722)	(1,561)	(1,567)

Net System Output	12,039	13,542	24,689	27,010

Average Unit Cost ($/MWh)
Generation (1)	$18.97	$17.98	$18.10	$17.30

Purchased Power	$41.83	$61.53	$38.05	$61.56

Overall Average Unit Cost	$21.58	$22.59	$20.24	$22.31

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense decreased $63 million in the second quarter of 2009 and $105 million in the six-month period ended June 30, 2009. The decrease for the second quarter is primarily due to $23 million from the timing of maintenance activities, $25 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses, lower storm expenses of $14 million and $12 million from employee benefit-related changes, partially offset by higher pension and healthcare costs of $15 million. The decrease for the six-month period is primarily due to $37 million from the timing of maintenance activities, $59 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses, $21 million from employee benefit-related changes and lower storm expenses of $14 million, partially offset by higher pension and healthcare costs of $31 million.
Taxes other than income were lower by $16 million in the 2009 second quarter and $18 million in the 2009 six-month period due primarily to a $13 million reduction in property tax expense due to refunds received in partial settlement of appeals of assessments for prior years.
Outlook — We will move forward in our efforts to continue to improve the operating performance and cash flow of Detroit Edison. We continue to resolve outstanding regulatory issues. Many of these issues have been addressed by the legislation signed by the Governor of Michigan in October 2008. Looking forward, additional issues, such as volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans, health care costs and higher levels of capital spending, will result in us continuing to pursue opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
Unfavorable national and regional economic trends have resulted in reduced demand for electricity in our service territory and increases in our uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies. Direct and indirect effects of further automotive and other industrial plant closures could have a significant impact on the results of Detroit Edison. We continue to monitor developments in this sector. Due to the economy and credit market conditions, in the near term, we are reviewing our capital expenditure commitments for potential adjustments as appropriate.

In May 2009, Standard & Poor’s Rating Group (Standard & Poor’s) revised the outlook on Detroit Edison to negative from stable, and lowered our short-term corporate credit and commercial paper ratings to A-3 from A-2. The revision is primarily due to concerns over Michigan’s economic climate. Moody’s Investors Service (Moody’s) affirmed our existing short-term ratings of P-2. Short-term borrowings, principally in the form of commercial paper, provide us with the liquidity needed on a daily basis. Our commercial paper program is supported by our unsecured credit facilities. The resulting split (A-3/P-2) rating has weakened our ability to issue commercial paper, however, to date, we have met our short-term borrowing requirements in the commercial paper market without drawing on back-up credit facilities. Potential instability in the credit markets and the result of our lower rating may impact future access to the commercial paper markets, which may require us to draw on our back-up facilities. A downgrade below investment grade could potentially increase our borrowing costs and may limit access to the capital markets. The impact of a downgrade will not affect our ability to comply with our existing debt covenants. Our current credit ratings, as determined by three nationally recognized credit rating agencies, are considered investment grade.
The following variables, either individually or in combination, could impact our future results:
•	Economic conditions within Michigan resulting in lower demand and increased thefts of electricity;

•	Collectibility of accounts receivable;

•	Instability in capital markets which could impact availability of short and long-term financing or the potential for loss on investments;

•	Increases in future expense and contributions to pension and other postretirement plans due to declines in asset values resulting from market conditions;

•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize plant and distribution system performance;

•	Weather;

•	The level of customer participation in the electric Customer Choice program; and

•	Environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, and a carbon tax or cap and trade structure.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Detroit Edison’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part I — Item 1.
The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	June 30	December 31
(in Millions)	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$25	$30
Restricted cash	67	84
Accounts receivable (less allowance for doubtful accounts of $120 and $121, respectively)
Customer	679	709
Affiliates	2	5
Other	17	34
Inventories
Fuel	169	170
Materials and supplies	171	169
Notes receivable
Affiliates	110	41
Other	4	3
Other	82	95

	1,326	1,340

Investments
Nuclear decommissioning trust funds	716	685
Other	88	99

	804	784

Property
Property, plant and equipment	15,205	14,977
Accumulated depreciation	(5,926)	(5,828)

	9,279	9,149

Other Assets
Regulatory assets	3,336	3,456
Securitized regulatory assets	937	1,001
Intangible assets	9	19
Notes receivable
Affiliates	23	—
Other	1	3
Other	108	90

	4,414	4,569

Total Assets	$15,823	$15,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	June 30	December 31
(in Millions, Except Shares)	2009	2008
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable — affiliates	$56	$103
Accounts payable — other	272	346
Accrued interest	84	80
Accrued vacation	51	58
Accrued power supply cost recovery revenue	89	27
Income taxes payable	47	39
Short-term borrowings — other	—	75
Current portion of long-term debt, including capital leases	157	153
Other	168	197

	924	1,078

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,079	4,091
Securitization bonds	861	932
Capital lease obligations	28	33

	4,968	5,056

Other Liabilities
Deferred income taxes	1,858	1,894
Regulatory liabilities	584	593
Asset retirement obligations	1,240	1,205
Unamortized investment tax credit	80	85
Nuclear decommissioning	119	114
Accrued pension liability — affiliates	924	978
Accrued postretirement liability — affiliates	1,091	1,075
Other	226	208

	6,122	6,152

Commitments and Contingencies (Notes 4 and 8)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	2,946
Retained earnings	626	622
Accumulated other comprehensive income	(13)	(12)

	3,809	3,556

Total Liabilities and Shareholder’s Equity	$15,823	$15,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$1,108	$1,173	$2,226	$2,326

Operating Expenses
Fuel and purchased power	372	415	712	817
Operation and maintenance	306	369	622	727
Depreciation and amortization	197	178	385	370
Taxes other than income	44	60	104	122

	919	1,022	1,823	2,036

Operating Income	189	151	403	290

Other (Income) and Deductions
Interest expense	84	71	163	147
Interest income	(1)	(1)	(1)	(2)
Other income	(10)	(11)	(17)	(23)
Other expenses	(12)	12	—	23

	61	71	145	145

Income Before Income Taxes	128	80	258	145

Income Tax Provision	49	29	101	53

Net Income	$79	$51	$157	$92

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30
(in Millions)	2009	2008
Operating Activities
Net income	$157	$92
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	385	370
Deferred income taxes	(23)	(19)
Asset (gains) and reserves, net	—	(1)
Changes in assets and liabilities, exclusive of changes shown separately	132	153

Net cash from operating activities	651	595

Investing Activities
Plant and equipment expenditures	(490)	(414)
Restricted cash for debt redemptions	18	51
Proceeds from sale of nuclear decommissioning trust fund assets	182	106
Investment in nuclear decommissioning trust funds	(190)	(124)
Other investments	(102)	(23)

Net cash used for investing activities	(582)	(404)

Financing Activities
Issuance of long-term debt	65	538
Redemption of long-term debt	(150)	(74)
Repurchase of long-term debt	—	(238)
Short-term borrowings, net	(81)	(351)
Capital contribution by parent company	250	175
Dividends on common stock	(152)	(152)
Other	(6)	(5)

Net cash used for financing activities	(74)	(107)

Net Increase (Decrease) in Cash and Cash Equivalents	(5)	84
Cash and Cash Equivalents at Beginning of Period	30	47

Cash and Cash Equivalents at End of Period	$25	$131

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2008	138,632	$1,386	$1,560	$622	$(12)	$3,556

Net income	—	—	—	157	—	157
Capital contribution by parent company	—	—	250	—	—	250
Dividends declared on common stock	—	—	—	(152)	—	(152)
Net change in unrealized gains on investments, net of tax	—	—	—	—	(1)	(1)
Other	—	—	—	(1)	—	(1)

Balance, June 30, 2009	138,632	$1,386	$1,810	$626	$(13)	$3,809

The following table displays other comprehensive income for the six-month periods ended June 30:

(in Millions)	2009	2008
Net income	$157	$92
Other comprehensive income, net of tax:
Net unrealized gains on investments:
Amounts reclassified to income, net of taxes	(1)	1

Comprehensive income	$156	$93

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
Asset Retirement Obligations
The Company records asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. The Company has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants. The Company has conditional retirement obligations for disposal of asbestos at certain of its power plants. To a lesser extent, the Company has conditional retirement obligations at certain service centers, and disposal costs for PCB contained within transformers and circuit breakers. The Company recognizes such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free rate.
Timing differences arise in the expense recognition of legal asset retirement costs that the Company is currently recovering in rates. The Company defers such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
A reconciliation of the asset retirement obligations for the six months ended June 30, 2009 follows:

(in Millions)
Asset retirement obligations at January 1, 2009	$1,226
Accretion	40
Liabilities settled	(3)
Revision in estimated cash flows	(4)

Asset retirement obligations at June 30, 2009	1,259
Less amount included in current liabilities	(19)

$1,240

Approximately $1.2 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear power plant.

Retirement Benefits and Trusteed Assets
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

(in Millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30	2009	2008	2009	2008
Service cost	$11	$11	$10	$12
Interest cost	39	37	25	24
Expected return on plan assets	(41)	(41)	(10)	(15)
Amortization of:
Net actuarial loss	9	6	14	7
Prior service cost	2	1	—	1
Net transition liability	—	—	1	—

Net periodic benefit cost	$20	$14	$40	$29

(in Millions)	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30	2009	2008	2009	2008
Service cost	$21	$23	$23	$24
Interest cost	79	74	51	47
Expected return on plan assets	(82)	(82)	(21)	(29)
Amortization of:
Net actuarial loss	19	13	26	14
Prior service cost	3	3	1	1
Net transition liability	—	—	1	1

Net periodic benefit cost	$40	$31	$81	$58

The Company expects to contribute $250 million to its pension plans during 2009. A $20 million contribution was made to the plans in the second quarter of 2009 and approximately $70 million of contributions were made to the plans for the six-month period ended June 30, 2009.
The Company expects to contribute $90 million to its postretirement medical and life insurance benefit plans during 2009. No contributions were made to the plans in the first six months of 2009.
Income Taxes
Unrecognized tax benefits at June 30, 2009 and at December 31, 2008, if recognized, would not materially impact our effective tax rate. We do not anticipate any significant changes in the unrecognized tax benefits during the next twelve months.
Stock-Based Compensation
Our parent company, DTE Energy, follows SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. The Company received an allocation of costs associated with stock compensation and the related impact of cumulative accounting adjustments. The allocation of stock-based compensation expense for the 2009 and 2008 second quarters was approximately $5 million and $7 million, respectively, while such allocation was $5 million and $10 million for the six months ended June 30, 2009 and 2008, respectively.

Consolidated Statements of Cash Flows
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary cash information:

	Six Months Ended
	June 30
(in Millions)	2009	2008
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$45	$11
Inventories	(2)	(53)
Accrued pension liability — affiliates	(54)	13
Accounts payable	(41)	23
Accrued PSCR refund	82	95
Income taxes payable	14	32
General taxes	3	(13)
Postretirement obligation — affiliates	16	7
Other assets	97	54
Other liabilities	(28)	(16)

	$132	$153

Subsequent Events
The Company has evaluated subsequent events through July 31, 2009, the date that these financial statements were issued.
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
Fair Value Accounting
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. Effective January 1, 2008, the Company adopted SFAS No. 157. As permitted by FASB Staff Position FAS No. 157-2, the Company elected to defer the effective date of SFAS No. 157 as it pertains to measurement and disclosures about the fair value of non-financial assets and liabilities made on a nonrecurring basis. The Company has adopted the recognition provisions for non-financial assets and liabilities as of January 1, 2009. See Note 3 for further disclosures.
In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.
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
The Company adopted these FSPs in the second quarter of 2009. The adoption of these FSPs did not have a significant impact on Detroit Edison’s consolidated financial statements.
Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company adopted SFAS No. 160 as of January 1, 2009. Adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.
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
Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. SFAS No. 165 does not significantly change the Company’s practice for evaluating such events. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009 and requires disclosure of the date subsequent events are evaluated through. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009. See Note 1.
Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140. This statement amends the derecognition guidance in SFAS No. 140 and reflects the FASB’s response to issues entities have encountered when applying SFAS No. 140. In addition, SFAS No. 166 addresses concerns expressed by the SEC, members of Congress, and financial statement users about the accounting and disclosures required by SFAS No. 140 in the wake of the subprime mortgage crisis and the deterioration in the global credit markets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. SFAS No. 166 must be applied prospectively to transfers of financial assets occurring on or after its effective date. Accordingly, transferors should not reevaluate historical transfers of financial assets under the derecognition criteria in SFAS No. 166. The adoption of SFAS No. 166 will not have a material impact on the Company’s consolidated financial statements.
Variable Interest Entities (VIE)
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement, amends the consolidation guidance that applies to VIEs and affects the overall consolidation analysis under Interpretation 46(R). The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of Interpretation 46(R), as well as qualifying special purpose entities that are currently outside the scope of Interpretation 46(R). Accordingly, the Company will need to reconsider its previous Interpretation 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company is currently assessing the impact of SFAS No. 167 on the Company’s consolidated financial statements.
FASB Accounting Standards Codification™ (Codification)
In June 2009, the FASB voted to approve that on July 1, 2009, the Codification will become the single source of authoritative nongovernmental U.S. GAAP. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and nonauthoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered nonauthoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the proposed changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. The Codification is effective for interim and annual periods ending after September 15, 2009.
NOTE 3 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS AND FAIR VALUE
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
Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when realized. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities, until realized.

Effective January 1, 2009, the Company adopted SFAS No. 161. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities.
The following represents the fair value of derivative instruments as of June 30, 2009:
Derivatives not designated as hedging instruments under SFAS No. 133

	Balance Sheet	Fair
	Location	Value
Electricity	Other current assets	$2
Emissions	Other current liabilities	$(11)

Total derivatives not designated as hedging instruments under SFAS No. 133		$(9)

Total derivatives:
Current		$(9)
Noncurrent		—

Total derivatives as reported		$(9)

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statement of Financial Position for the three and six months ended June 30, 2009 is as follows:

		Three Months
		Ended	Six Months Ended
	Location of Gain	Gain (Loss)	Gain (Loss)
	(Loss) Recognized	Recognized in	Recognized in
	in Regulatory	Regulatory Assets	Regulatory Assets
	Assets / Liabilities	/ Liabilities on	/ Liabilities on
	On Derivative	Derivative	Derivative
Electricity and Emissions	Regulatory Asset	$(2)	$(11)
Electricity and Emissions	Regulatory Liability	2	(2)

Total		$—	$(13)

The following represents the cumulative gross volume of derivative contracts outstanding as of June 30, 2009:

Commodity	Number of Units
Emissions (Tons)	6,436
Electricity (MWh)	52,098,048
Oil (bbl)	9,000
Fair Value
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants’ use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the three and six months ended June 30, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
     The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2009:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	June 30, 2009
Assets:
Cash equivalents	$2	$—	$—	$2
Nuclear decommissioning trusts and other investments	494	304	—	798
Derivative assets	—	—	2	2

Total	$496	$304	$2	$802

Liabilities:
Derivative liabilities	—	(11)	—	(11)

Total	$—	$(11)	$—	$(11)

Net Assets at June 30, 2009	$496	$293	$2	$791

The following table presents the fair value reconciliation of Level 3 derivative assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Asset balance as of beginning of period	$1	$1	$4	4
Changes in fair value recorded in regulatory assets/liabilities	—	2	(2)	2
Purchases, issuances and settlements	1	1	2	(2)
Transfers in/out of Level 3	—	—	(2)	—

Asset balance as of June 30	$2	$4	$2	$4

The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2009 and 2008	$1	$4	$2	$4

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
Fair Value of Financial Instruments
The fair value of financial instruments is determined by using various market data and other valuation techniques. The table below shows the fair value relative to the carrying value for long-term debt securities. Certain other financial instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value.

	June 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.1 billion	$5.1 billion	$5.0 billion	$5.2 billion
Investments in Debt and Equity Securities
The Company generally classifies investments in debt and equity securities as either trading or available-for-sale and has recorded such investments at market value with unrealized gains or losses included in earnings or in other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to regulatory assets or liabilities, due to a recovery mechanism from customers. The Company’s investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the investment being written down to its estimated fair value.

Decommissioning
The following table summarizes the fair value of the nuclear decommissioning trust fund assets.

	June 30	December 31
(in Millions)	2009	2008
Fermi 2	$687	$649
Fermi 1	3	3
Low level radioactive waste	26	33

Total	$716	$685

At June 30, 2009, investments in the external nuclear decommissioning trust funds consisted of approximately 48% in publicly traded equity securities, 51% in fixed debt instruments and 1% in cash equivalents. At December 31, 2008, investments in the external nuclear decommissioning trust funds consisted of approximately 42% in publicly traded equity securities, 57% in fixed income and 1% in cash equivalents. The debt securities at both June 30, 2009 and December 31, 2008 had an average maturity of approximately 5 years.
The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Realized gains	$3	$7	$19	$11
Realized losses	$(7)	$(7)	$(34)	$(16)
Proceeds from sales of securities	$69	$54	$182	$106
Realized gains and losses and proceeds from sales of securities for the Fermi 2 and the low level Radioactive Waste funds are recorded to the asset retirement obligation regulatory asset and nuclear decommissioning regulatory liability, respectively. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of June 30, 2009
Equity securities	$341	$80
Debt securities	366	15
Cash and cash equivalents	9	—

	$716	$95

As of December 31, 2008
Equity securities	$288	$65
Debt securities	388	17
Cash and cash equivalents	9	—

	$685	$82

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $76 million and $42 million of unrealized losses as regulatory assets at June 30, 2009 and 2008, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. At June 30, 2008, Detroit Edison recognized impairment charges of $0.4 million, for unrealized losses incurred by the Fermi 1 trust.

Other
The following table summarizes the fair value of the Company’s debt and equity securities, excluding nuclear decommissioning trust fund assets:

	June 30, 2009		December 31, 2008
	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$90	$90	$98	$98
Equity securities	$3	$3	$20	$20
As of June 30, 2009, available-for-sale securities had unrealized losses of $1 million reflected in other comprehensive income. These securities are comprised primarily of money-market and equity instruments. During the six-month period ended June 30, 2009, $3 million of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into losses for the period. Additionally, gains related to trading securities held at June 30, 2009 were $1 million.
NOTE 4 — REGULATORY MATTERS
2009 Electric Rate Case Filing
Detroit Edison filed a general rate case on January 26, 2009 based on a twelve months ended June 2008 historical test year. The filing with the MPSC requested a $378 million, or 8.1 percent average increase in Detroit Edison’s annual revenues for the twelve months ended June 30, 2010 projected test year.
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
Pursuant to an MPSC order issued May 26, 2009, Detroit Edison filed proposed tariffs on June 26, 2009 to implement $280 million of its requested annual increase on July 26, 2009. On July 16, 2009, the MPSC issued an order requiring Detroit Edison to implement the increase by applying the rate design reflected in its January 26, 2009 application. Detroit Edison expects the impact of this self-implemented increase would be significantly offset by its plan to begin reducing its PSCR factor beginning August 1, 2009. This increase will remain in place until a final order is issued by the MPSC, which is expected in January 2010. If the final rate case order provides for lower rates than we have self-implemented, we must refund the difference with interest.

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
Renewable Energy Plan
In March 2009, Detroit Edison filed its Renewable Energy Plan with the MPSC as required under 2008 PA 295. The Renewable Energy Plan application requests authority to recover approximately $35 million of additional revenue in 2009. The proposed revenue increase is necessary in order to properly implement Detroit Edison’s 20-year renewable energy plan to achieve compliance with 2008 PA 295, to deliver new, cleaner, renewable electric generation demanded by customers, to further diversify Detroit Edison’s and the State of Michigan’s sources of electric supply, and to strive toward achieving state and national goals of increasing energy independence. An MPSC order was issued June 2, 2009 approving the renewable energy plan and customer surcharges beginning in September 2009.
Energy Optimization Plan
In March 2009, Detroit Edison filed an Energy Optimization Plan with the MPSC as required under 2008 PA 295. The Energy Optimization Plan application is designed to help each customer class reduce their electric usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. Detroit Edison’s Energy Optimization Plan application proposes energy optimization expenditures for the period 2009-2011 of $134 million and further requests approval of surcharges that are designed to recover these costs. An MPSC order was issued June 2, 2009 approving an Energy Optimization Plan of $117 million. The surcharge to recover these costs was implemented effective June 3, 2009.
Power Supply Cost Recovery Proceedings
2008 Plan Year — In September 2007, Detroit Edison filed its 2008 PSCR plan case seeking approval of a levelized PSCR factor of 9.23 mills/kWh above the amount included in base rates for all PSCR customers. Also included in the filing was a request for approval of the Company’s emission compliance strategy which included pre-purchases of emission allowances as well as a request for pre-approval of a contract for capacity and energy associated with a renewable (wind) energy project. On January 31, 2008, Detroit Edison filed a revised PSCR plan case seeking approval of a levelized PSCR factor of 11.22 mills/kWh above the amount included in base rates for all PSCR customers. The revised filing supports a 2008 power supply expense forecast of $1.4 billion and includes $43 million for the recovery of a projected 2007 PSCR under-collection. On July 29, 2008, the MPSC issued a temporary order approving Detroit Edison’s request to increase the PSCR factor to 11.22 mills/kWh. In January 2009, the MPSC approved the Company’s 2008 PSCR plan and authorized the Company to charge a maximum PSCR factor of 11.22 mills/kWh for 2008. The Company filed its 2008 PSCR reconciliation case in March 2009. The filing requests recovery of a $19 million PSCR under-collection. In addition, the filing requests authorization to refund its total 2005 PSCR under-collection surcharge at year-end 2008 of $10 million, including interest, to all commercial and industrial customers. Included in the 2008 PSCR reconciliation filing was the Company’s 2008 pension expense mechanism reconciliation that reflects a $50 million over-collection. The Company expects an order in this proceeding in the second quarter of 2010.
2009 Plan Year — In September 2008, Detroit Edison filed its 2009 PSCR plan case seeking approval of a levelized PSCR factor of 17.67 mills/kWh above the amount included in base rates for residential customers and a levelized PSCR factor of 17.29 mills/kWh above the amount included in base rates for commercial and industrial customers. The Company is supporting a total power supply expense forecast of $1.73 billion. The plan also includes approximately $69 million for the recovery of its projected 2008 PSCR under-collection from all customers and approximately $12 million for the refund of its 2005 PSCR reconciliation surcharge over-collection to commercial and industrial customers only. Also included in the filing is a request for approval of the Company’s expense associated with the use of urea in the selective catalytic reduction units at Monroe power plant as well as a request for approval of a contract for capacity and energy associated with a renewable (wind) energy project. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including, fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company self-implemented a PSCR factor of 11.64 mills/kWh above the amount included in base rates for residential customers and a PSCR factor of 11.22 mills/kWh above the amount included in base rates for commercial and industrial customers on bills rendered in January 2009. Subsequently, as a result of the December 23, 2008 MPSC order in the 2007 Detroit Edison rate case, the Company implemented a PSCR factor of 3.18 mills/kWh below the amount included in base rates for residential customers and a PSCR factor of 3.60 mills/kWh below the amount included in base rates for commercial and industrial customers for service rendered effective January 14, 2009. The Company will self-implement a PSCR factor of 10.18 mills/kWh below the amount included in base rates for residential customers and a PSCR factor of 10.46 mills/kWh below the amount included in base rates for commercial and industrial customers for bills rendered effective August 1, 2009.
Other
In July 2007, the State of Michigan Court of Appeals published its decision with respect to an appeal by Detroit Edison and others of certain provisions of a November 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. In its published decision, the Court of Appeals held that Detroit Edison is entitled to recover its allocated share of the merger control premium and remanded this matter to the MPSC for further proceedings to establish the precise amount and timing of this recovery. Other parties filed requests for leave to appeal to the Michigan Supreme Court from the Court of Appeals decision and in September 2008, the Michigan Supreme Court granted the requests to address the merger control premium as well as the recovery of transmission costs through the PSCR. On May 1, 2009, the Michigan Supreme Court issued an order reversing the Court of Appeals decision with respect to recovery of the merger control premium, and reinstated the MPSC’s decision excluding the control premium costs from Detroit Edison’s general rates. The Court affirmed the lower court’s decision upholding the right of Detroit Edison to recover electric transmission costs through the Company’s PSCR clause. The Company requested rehearing of the Supreme Court order on the merger premium and the Michigan Attorney General requested rehearing of the transmission portion of the order. On June 26, 2009, the Michigan Supreme Court denied both requests for rehearing.
The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 5 — SHAREHOLDER’S EQUITY
In March 2009, DTE Energy made a capital contribution of $250 million to the Company.

NOTE 6 — LONG-TERM DEBT
Debt Issuances
In 2009, the Company has issued or remarketed the following long-term debt:
(in Millions)

Month Issued	Type	Interest Rate	Maturity	Amount

April	Tax-Exempt Revenue Bonds (1)(2)	6.00%	2036	$69
June	Tax-Exempt Revenue Bonds (1)(3)	5.625%	2020	32
June	Tax-Exempt Revenue Bonds (1)(4)	5.25%	2029	60
June	Tax-Exempt Revenue Bonds (1)(5)	5.50%	2029	59

				$220

(1)	Detroit Edison Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

(2)	Proceeds were used to refund existing Tax-Exempt Revenue Bonds.

(3)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode to maturity.

(4)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode to maturity with a five-year mandatory put.

(5)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode to maturity with a seven-year mandatory put.
Debt Retirements and Redemptions
In 2009, the following debt has been retired through optional redemption:
(in Millions)

Month Retired	Type	Interest Rate	Maturity	Amount

April	Tax- Exempt Revenue Bonds (1)	Variable	2036	$69

				$69

(1)	These Tax-Exempt Revenue Bonds were redeemed with the proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.
NOTE 7 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
Detroit Edison has a $69 million, five-year unsecured revolving credit agreement expiring in October 2010 and a $212 million, two-year unsecured revolving credit agreement expiring in April 2011. The five-year and two-year revolving credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. The agreements require us to maintain a debt to total capitalization ratio of no more than 0.65 to 1. Should we have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements. Detroit Edison is currently in compliance with its covenants.

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
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five Detroit Edison power plants violated New Source Review standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. We are in the process of preparing our response to the NOV/FOV, but we believe that the plants identified by the EPA have complied with applicable regulations. Depending upon the outcome of our discussions with the EPA regarding the NOV/FOV, the EPA could bring legal action against Detroit Edison. We could also be required to install additional pollution control equipment at some or all of the power plants in question, engage in Supplemental Environmental Programs, and/or pay fines. We cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
Global Climate Change — Proposals for voluntary initiatives and mandatory controls are being discussed in the United States to reduce greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACESA). The bill has yet to be taken up by the U.S. Senate. The ACESA includes a cap and trade program that would start in 2012 and provides for costs for emissions of greenhouse gases (e.g. carbon dioxide). Meanwhile, the EPA is beginning to implement regulatory action under the Clean Air Act to address climate change. There may be further legislative and or regulatory action to address the issue of changes in climate that may result from the build-up of greenhouse gases in the atmosphere. If passed, legislative or regulatory actions as currently being discussed could have a material impact on our operations and financial position and the rates we charge our customers.
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
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2009 and December 31, 2008, the Company had $11 million and $12 million, respectively, accrued for remediation.

Guarantees
In January 2003, the Company sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Under the terms of sale, Detroit Edison guaranteed bank loans of $13 million that Thermal Ventures II, LP used for capital improvements to the steam heating system. At June 30, 2009, the Company had reserves of $13 million related to the bank loan guarantee.
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
As of June 30, 2009, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $1.2 billion from 2009 through 2024. The Company also estimates that 2009 capital expenditures will be approximately $800 million. The Company has made certain commitments in connection with expected capital expenditures.
Bankruptcies
The Company purchases and sells electricity from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of its customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on its consolidated financial statements.
The Company provides services to the domestic automotive industry, including General Motors Corporation (GM), Ford Motor Company (Ford) and Chrysler LLC (Chrysler) and many of their vendors and suppliers. Chrysler filed for bankruptcy protection on April 30, 2009. We have reserved approximately $7 million of pre-petition accounts receivable related to Chrysler as of June 30, 2009. GM filed for bankruptcy protection on June 1, 2009. We have no reserves related to GM as of June 30, 2009.
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
Item 1. — Legal Proceedings
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
Item 1A. — Risk Factors
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
We may be required to refund amounts we collect under self-implemented rates. Recent Michigan legislation allows us to self-implement rate changes six months after a rate filing, subject to certain limitations. However, if the final rate case order provides for lower rates than we have self-implemented, we must refund the difference, with interest. Our financial performance may be negatively affected if the MPSC sets lower rates than those we have self-implemented, thereby forcing us to issue refunds. We cannot predict what rates the MPSC order will adopt.
Adverse changes in our credit ratings may negatively affect us. Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance, could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating could restrict or discontinue our ability to access capital markets, including commercial paper markets, and could result in an increase in our borrowing costs, a reduced level of capital expenditures and could impact future earnings and cash flows. In addition, a reduction in credit rating may require us to post collateral related to various physical or financially settled contracts for the purchase of energy-related commodities, products and services, which would impact our liquidity.

Item 6. — Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

4-265	Amendment, dated June 1, 2009 to the Twenty-Fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Melon Trust Company, N.A., as trustee (2008 Series ET Variable Rate Senior Notes due 2029).

4-266	Amendment, dated June 1, 2009 to the Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Melon Trust Company, N.A., as trustee (2008 Series KT Variable Rate Senior Notes due 2020).

12-34	Computation of Ratio of Earnings to Fixed Charges

31-49	Chief Executive Officer Section 302 Form 10-Q Certification

31-50	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-49	Chief Executive Officer Section 906 Form 10-Q Certification

32-50	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
Date: July 31, 2009	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer