Form 10-Q
period 2009-09-30
DETROIT EDISON CO
filed 2009-10-30
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2009
Commission file number 1-2198
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

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2009

Definitions

ASC	Accounting Standards Codification

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and directly or indirectly the parent company of numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FSP	FASB Staff Position

FTRs	Financial Transmission Rights

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator, a Regional Transmission Organization

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Units of Measurement

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Detroit Edison. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the length and severity of ongoing economic decline resulting in lower demand, customer conservation and increased thefts of electricity;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	high levels of uncollectible accounts receivable;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	potential for continued loss on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, and a carbon tax or cap and trade structure;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials and purchased power;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.
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

Part I — Item 1.
The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions)	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$69	$30
Restricted cash	24	84
Accounts receivable (less allowance for doubtful accounts of $125 and $121, respectively)
Customer	709	709
Affiliates	1	5
Other	10	34
Inventories
Fuel	174	170
Materials and supplies	175	169
Notes receivable
Affiliates	169	41
Other	4	3
Prepaid property taxes	92	43
Other	46	52

	1,473	1,340

Investments
Nuclear decommissioning trust funds	791	685
Other	94	99

	885	784

Property
Property, plant and equipment	15,335	14,977
Accumulated depreciation	(6,058)	(5,828)

	9,277	9,149

Other Assets
Regulatory assets	3,255	3,456
Securitized regulatory assets	905	1,001
Intangible assets	9	19
Notes receivable
Affiliates	20	—
Other	—	3
Other	112	90

	4,301	4,569

Total Assets	$15,936	$15,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions, Except Shares)	2009	2008
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable — affiliates	$55	$103
Accounts payable — other	241	346
Accrued interest	88	80
Accrued vacation	48	58
Accrued power supply cost recovery revenue	63	27
Income taxes payable	83	39
Short-term borrowings — other	—	75
Current portion of long-term debt, including capital leases	160	153
Other	173	197

	911	1,078

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,079	4,091
Securitization bonds	793	932
Capital lease obligations	28	33

	4,900	5,056

Other Liabilities
Deferred income taxes	1,867	1,894
Regulatory liabilities	630	593
Asset retirement obligations	1,269	1,205
Unamortized investment tax credit	78	85
Nuclear decommissioning	131	114
Accrued pension liability — affiliates	912	978
Accrued postretirement liability — affiliates	1,101	1,075
Other	247	208

	6,235	6,152

Commitments and Contingencies (Notes 4 and 8)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	2,946
Retained earnings	706	622
Accumulated other comprehensive income	(12)	(12)

	3,890	3,556

Total Liabilities and Shareholder’s Equity	$15,936	$15,842

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$1,300	$1,440	$3,526	$3,766

Operating Expenses
Fuel and purchased power	400	586	1,112	1,403
Operation and maintenance	306	292	928	1,019
Depreciation and amortization	222	193	607	563
Taxes other than income	43	54	147	176
Asset (gains) and reserves, net	—	(1)	—	(1)

	971	1,124	2,794	3,160

Operating Income	329	316	732	606

Other (Income) and Deductions
Interest expense	82	73	245	220
Interest income	—	(1)	(1)	(3)
Other income	(12)	(16)	(29)	(39)
Other expenses	5	11	5	34

	75	67	220	212

Income Before Income Taxes	254	249	512	394

Income Tax Provision	98	90	199	143

Net Income	$156	$159	$313	$251

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30
(in Millions)	2009	2008
Operating Activities
Net income	$313	$251
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	607	563
Deferred income taxes	(2)	70
Asset (gains) and reserves, net	—	(1)
Changes in assets and liabilities, exclusive of changes shown separately	105	(33)

Net cash from operating activities	1,023	850

Investing Activities
Plant and equipment expenditures	(640)	(651)
Restricted cash for debt redemptions	60	101
Proceeds from sale of nuclear decommissioning trust fund assets	237	180
Investment in nuclear decommissioning trust funds	(251)	(202)
Other investments	(176)	(33)

Net cash used for investing activities	(770)	(605)

Financing Activities
Issuance of long-term debt	65	566
Redemption of long-term debt	(213)	(166)
Repurchase of long-term debt	—	(238)
Short-term borrowings, net	(82)	(301)
Capital contribution by parent company	250	175
Dividends on common stock	(228)	(228)
Other	(6)	(7)

Net cash used for financing activities	(214)	(199)

Net Increase (Decrease) in Cash and Cash Equivalents	39	46
Cash and Cash Equivalents at Beginning of Period	30	47

Cash and Cash Equivalents at End of Period	$69	$93

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2008	138,632	$1,386	$1,560	$622	$(12)	$3,556

Net income	—	—	—	313	—	313
Capital contribution by parent company	—	—	250	—	—	250
Dividends declared on common stock	—	—	—	(228)	—	(228)
Net change in unrealized gains on investments, net of tax	—	—	—	—	(2)	(2)
Benefits, net of tax	—	—	—	—	2	2
Other	—	—	—	(1)	—	(1)

Balance, September 30, 2009	138,632	$1,386	$1,810	$706	$(12)	$3,890

The following table displays other comprehensive income for the nine-month periods ended September 30:

(in Millions)	2009	2008
Net income	$313	$251
Other comprehensive income, net of tax:
Net unrealized gains on investments:
Amounts reclassified to income, net of taxes	(2)	(1)
Benefits, net of taxes	2	—

Comprehensive income	$313	$250

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
Asset Retirement Obligations
The Company has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants. The Company has conditional retirement obligations for disposal of asbestos at certain of its power plants. To a lesser extent, the Company has conditional retirement obligations at certain service centers, and disposal costs for PCB contained within transformers and circuit breakers. The Company recognizes such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free rate. The Company defers timing differences that arise in the expense recognition of legal asset retirement costs that are currently recovered in rates.
A reconciliation of the asset retirement obligations for the nine months ended September 30, 2009 follows:

(in Millions)
Asset retirement obligations at January 1, 2009	$1,226
Accretion	60
Liabilities settled	(6)
Revision in estimated cash flows	5

Asset retirement obligations at September 30, 2009	1,285
Less amount included in current liabilities	(16)

$1,269

Approximately $1.2 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear power plant.

Retirement Benefits and Trusteed Assets
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

(in Millions)	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30	2009	2008	2009	2008
Service cost	$11	$11	$11	$12
Interest cost	39	38	26	23
Expected return on plan assets	(41)	(41)	(10)	(14)
Amortization of:
Net actuarial loss	9	6	13	7
Prior service cost	2	2	—	1
Net transition liability	—	—	1	—

Net periodic benefit cost	$20	$16	$41	$29

(in Millions)	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30	2009	2008	2009	2008
Service cost	$32	$34	$34	$36
Interest cost	119	112	77	70
Expected return on plan assets	(124)	(123)	(31)	(43)
Amortization of:
Net actuarial loss	29	19	39	21
Prior service cost	5	5	1	1
Net transition liability	—	—	2	2

Net periodic benefit cost	$61	$47	$122	$87

The Company expects to contribute up to $250 million to its pension plans during 2009. A $20 million contribution was made to the plans in the third quarter of 2009 and approximately $90 million of contributions were made to the plans in the nine-month period ended September 30, 2009.
The Company expects to contribute up to $90 million to its postretirement medical and life insurance benefit plans during 2009. No contributions were made to the plans in the first nine months of 2009.
Income Taxes
Unrecognized tax benefits at September 30, 2009 and at December 31, 2008, if recognized, would not materially impact our effective tax rate. We do not anticipate any significant changes in the unrecognized tax benefits during the next twelve months.
Stock-Based Compensation
The Company received an allocation of costs from DTE Energy associated with stock-based compensation. The allocation of stock-based compensation expense for the 2009 and 2008 third quarters was approximately $6 million and $3 million, respectively, while such allocation was $11 million and $13 million for the nine months ended September 30, 2009 and 2008, respectively.

Consolidated Statements of Cash Flows
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary cash information:

	Nine Months Ended
	September 30
(in Millions)	2009	2008
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$22	$(48)
Inventories	(11)	(31)
Accrued pension liability — affiliates	(65)	59
Accounts payable	(52)	(46)
Accrued PSCR refund	55	22
Income taxes payable	50	(10)
General taxes	—	(11)
Postretirement obligation — affiliates	25	12
Other assets	42	(14)
Other liabilities	39	34

	$105	$(33)

Subsequent Events
The Company has evaluated subsequent events through October 30, 2009, the date that these financial statements were issued.
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
FASB Accounting Standards Codification™ (Codification)
In June 2009, the FASB voted to approve that on July 1, 2009, the Codification will become the single source of authoritative nongovernmental U.S. GAAP. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and non-authoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered non-authoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the proposed changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. The Codification is effective for interim and annual periods ending after September 15, 2009.
Fair Value Accounting
In September 2006, the FASB issued ASC 820 (SFAS No. 157, Fair Value Measurements). The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. Effective January 1, 2008, the Company adopted ASC 820 (SFAS No. 157). As permitted by ASC 820-10 (FSP No. 157-2), the Company elected to defer the effective date of the standard as it pertains to measurement and disclosures about the fair value of non-financial assets and liabilities made on a nonrecurring basis. The Company has adopted the recognition provisions for non-financial assets and liabilities as of January 1, 2009. See Note 3.
In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.
•	ASC 825-10 (FSP No. 107-1 and APB No. 28-1), Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods.

•	ASC 820-10 (FSP No. 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which applies to all assets and liabilities, i.e., financial and nonfinancial, reemphasizes that the objective of fair value remains

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

•	ASC 320-10 (FSP No. 115-2 and SFAS No. 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.
The Company adopted these FSPs in the second quarter of 2009. The adoption of these FSPs did not have a significant impact on Detroit Edison’s consolidated financial statements.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued ASC 810-10 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51). This standard establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The standard is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. This standard shall be applied prospectively as of the beginning of the fiscal year in which this standard is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company adopted the standard as of January 1, 2009. Adoption of ASC 810-10 (SFAS No. 160) did not have a material effect on the Company’s consolidated financial statements.
Disclosures about Derivative Instruments and Guarantees
In March 2008, the FASB issued ASC 815-10 (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133). This standard requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 (SFAS No. 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption are encouraged but not required. The Company adopted the standard effective January 1, 2009. See Note 3.
Subsequent Events
In May 2009, the FASB issued ASC 855 (SFAS No. 165, Subsequent Events). This standard provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. The standard does not significantly change the Company’s practice for evaluating such events. ASC 855 (SFAS No. 165) is effective prospectively for interim and annual periods ending after June 15, 2009 and requires disclosure of the date subsequent events are evaluated through. The Company adopted the standard during the quarter ended June 30, 2009. See Note 1.
Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140 (not yet effective nor codified). This standard amends ASC 860, (SFAS No. 140), eliminates the concept of a “qualifying special-purpose entity” (QSPE) and associated guidance and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. SFAS No. 166 is intended to enhance reporting in the wake of the subprime mortgage crisis and the deterioration in the global credit markets. The standard is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. SFAS No. 166 must be applied prospectively to transfers of financial assets occurring on or after its effective date. The adoption of SFAS No. 166 will not have a material impact on Detroit Edison’s consolidated financial statements.
Variable Interest Entities (VIE)
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation 46(R) (not yet effective nor codified). This standard amends the consolidation guidance that applies to VIEs and affects the overall consolidation analysis under ASC 810 -10(Interpretation 46(R)). The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of ASC 810-10, as well as qualifying special purpose entities that are currently outside the scope of ASC 810-10. Accordingly, the Company will need to reconsider its previous ASC 810-10 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company is currently assessing the impact of SFAS No. 167 on Detroit Edison’s consolidated financial statements.
Fair Value Measurements and Disclosures
In September and August 2009, respectively, the FASB issued Accounting Standards Update (ASU) 2009-12, Fair Value Measurements and Disclosure, and ASU 2009-05, Measuring Liabilities at Fair Value. ASU 2009-12 provides guidance for the fair value measurement of investments in certain entities that calculate the net asset value per share (or its equivalent) determined as of the reporting entity’s measurement date. Certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment. The amendments in this standard are effective for interim and annual periods ending after December 15, 2009.
ASU 2009-05 provides guidance on measuring the fair value of liabilities under ASC 820. This standard clarifies that in the absence of a quoted price in an active market for an identical liability at the measurement date, companies may apply approaches that use the quoted price of an investment in the identical liability or similar liabilities traded as assets or other valuation techniques consistent with the fair-value measurement principles in ASC 820. The standard permits fair value measurements of liabilities that are based on the price that a company would pay to transfer the liability to a new obligor. It also permits a company to measure the fair value of liabilities using an estimate of the price it would receive to enter into the liability at that date. The new standard is effective for interim and annual periods beginning after August 27, 2009 and applies to all fair-value measurements of liabilities required by GAAP. The Company is currently assessing the impact of ASU 2009-12 and ASU 2009-05 on Detroit Edison’s consolidated financial statements.
Revenue Arrangements
In September 2009, the FASB ratified Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (not yet codified). Issue 08-1 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard shall be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity may elect to adopt this standard on a retrospective basis. The Company is currently assessing the impact of Issue No. 08-1 on Detroit Edison’s consolidated financial statements.
NOTE 3 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS AND FAIR VALUE
Financial and Other Derivative Instruments
The Company recognizes all derivatives on the Consolidated Statement of Financial Position at their fair value unless they qualify for certain scope exceptions, including normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for both the derivative and the underlying hedged exposure are recognized in earnings each period. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately.
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
The following represents the fair value of derivative instruments as of September 30, 2009:

	Balance Sheet	Fair
	Location	Value
FTRs	Other current assets	$1
Emissions	Other current liabilities	(2)
Emissions	Other non-current liabilities	(7)

Total derivatives not designated as hedging instrument		$(8)

Total derivatives:
Current		$(1)
Noncurrent		(7)

Total derivatives as reported		$(8)

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statement of Financial Position for the three and nine months ended September 30, 2009 is as follows:

		Three Months
		Ended	Nine Months Ended
	Location of Gain	Gain (Loss)	Gain (Loss)
	(Loss) Recognized	Recognized in	Recognized in
	in Regulatory	Regulatory Assets	Regulatory Assets
	Assets / Liabilities	/ Liabilities on	/ Liabilities on
	On Derivative	Derivative	Derivative
FTRs and Emissions	Regulatory Asset	$(1)	$(13)
FTRs and Emissions	Regulatory Liability	—	(3)

Total		$(1)	$(16)

The following represents the cumulative gross volume of derivative contracts outstanding as of September 30, 2009:

Commodity	Number of Units
Emissions (Tons)	5,236
FTRs (MW)	100,338
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants’ use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the three and nine months ended

September 30, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
     The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2009:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	September 30, 2009
Assets:
Cash equivalents	$50	$—	$—	$50
Nuclear decommissioning trusts and other investments	558	320	—	878
Derivative assets	—	—	1	1

Total	$608	$320	$1	$929

Liabilities:
Derivative liabilities	—	(9)	—	(9)

Total	$—	$(9)	$—	$(9)

Net Assets at September 30, 2009	$608	$311	$1	$920

The following table presents the fair value reconciliation of Level 3 derivative assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2009	2008	2009	2008
Asset balance as of beginning of period	$2	$4	$4	4
Changes in fair value recorded in income	—	(1)	—	2
Changes in fair value recorded in regulatory assets/liabilities	(1)	—	(2)	—
Purchases, issuances and settlements	—	—	1	(3)
Transfers in/out of Level 3	—	—	(2)	—

Asset balance as of September 30	$1	$3	$1	$3

The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2009 and 2008	$(1)	$—	$2	$3

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period.
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
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trust fund investments have been established to satisfy Detroit Edison’s nuclear decommissioning obligations. The nuclear decommissioning trusts and other fund investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices on actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. For non-exchange traded fixed income securities, the trustees receive prices from pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. Detroit Edison has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Detroit Edison selectively corroborates the fair values of securities by comparison of market-based price sources.
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
Fair Value of Financial Instruments
The fair value of long-term debt is determined by using quoted market prices when available and a discounted cash flow analysis based upon estimated current borrowing rates when quoted market prices are not available. The table below shows the fair value relative to the carrying value for long-term debt securities. Certain other financial instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value.

	September 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.3 billion	$5.0 billion	$5.0 billion	$5.2 billion
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
Decommissioning
The following table summarizes the fair value of the nuclear decommissioning trust fund assets.

	September 30	December 31
(in Millions)	2009	2008
Fermi 2	$762	$649
Fermi 1	3	3
Low level radioactive waste	26	33

Total	$791	$685

At September 30, 2009, investments in the nuclear decommissioning trust funds consisted of approximately 51% in publicly traded equity securities, 48% in fixed debt instruments and 1% in cash equivalents. At December 31, 2008, investments in the nuclear decommissioning trust funds consisted of approximately 42% in publicly traded equity securities, 57% in fixed income and 1% in cash equivalents. The debt securities at both September 30, 2009 and December 31, 2008 had an average maturity of approximately 5 years.
The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2009	2008	2009	2008
Realized gains	$9	$7	$28	$18
Realized losses	$(12)	$(15)	$(45)	$(31)
Proceeds from sales of securities	$55	$68	$237	$180
Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the asset retirement obligation regulatory asset and nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of September 30, 2009
Equity securities	$400	$118
Debt securities	381	19
Cash and cash equivalents	10	—

	$791	$137

As of December 31, 2008
Equity securities	$288	$65
Debt securities	388	17
Cash and cash equivalents	9	—

	$685	$82

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $52 million and $56 million of unrealized losses as regulatory assets at September 30, 2009 and 2008, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges for the nine months ended September 30, 2009 and 2008 for Fermi 1 due to an immaterial amount remaining in the fund as a result of ongoing decommissioning activities.
Other
The following table summarizes the fair value of the Company’s investment in debt and equity securities, excluding nuclear decommissioning trust fund assets:

	September 30, 2009		December 31, 2008
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$47	$47	$98	$98
Equity securities	$3	$3	$20	$20
As of September 30, 2009, these securities are comprised primarily of money-market and equity instruments. Additionally, gains related to trading securities held at September 30, 2009 were $6 million.
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
In addition, Detroit Edison’s filing made, among other requests, the following proposals:
•	Continued progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to business customers;
•	Continued application of an adjustment mechanism to enable the Company to address the costs associated with retail electric customers migrating to and from Detroit Edison’s full service retail electric tariff service;
•	Application of an uncollectible expense true-up mechanism based on the $87 million expense level of uncollectible expenses that occurred during the 12 month period ended June 2008;
•	Continued application of the storm restoration expense recovery mechanism and modification to the line clearance expense recovery mechanism; and
•	Implementation of a revenue decoupling mechanism. Revenue decoupling is an adjustment mechanism that would provide revenues consistent with the allowed revenue requirement with a periodic adjustment for changes in sales levels.
Pursuant to an MPSC order issued May 26, 2009, Detroit Edison filed proposed tariffs on June 26, 2009 to implement $280 million of its requested annual increase on July 26, 2009. On July 16, 2009, the MPSC issued an order requiring Detroit Edison to implement the increase by applying the rate design reflected in its January 26, 2009 application. This increase will remain in place until a final order is issued by the MPSC, which is expected in January 2010. Detroit Edison recorded approximately $40 million of increased revenues in the third quarter of 2009 as a result of the self-implemented rates. If the final rate case order does not support the self-implemented rate increase, Detroit Edison must refund the difference with interest. We have assessed whether a refund will be likely in accordance with the requirements of ASC 450-20 “Loss Contingencies” and believe that it is reasonably possible, but not probable, that Detroit Edison will be required to refund some or all of its self-implemented rate increase and therefore have not recorded a refund liability as of September 30, 2009.
Renewable Energy Plan
In March 2009, Detroit Edison filed its Renewable Energy Plan with the MPSC as required under 2008 PA 295. The Renewable Energy Plan application requests authority to recover approximately $35 million of additional revenue in

2009. The proposed revenue increase is necessary in order to properly implement Detroit Edison’s 20-year renewable energy plan to address the provisions of 2008 PA 295, to deliver new, cleaner, renewable electric generation to its customers, to further diversify Detroit Edison’s and the State of Michigan’s sources of electric supply, and to address the state and national goals of increasing energy independence. An MPSC order was issued June 2, 2009 approving the renewable energy plan and customer surcharges. The Renewable Energy Plan surcharges became effective in September 2009.
Energy Optimization Plans
In March 2009, Detroit Edison filed an Energy Optimization Plan with the MPSC as required under 2008 PA 295. The Energy Optimization Plan applications are designed to help each customer class reduce their electric usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. Detroit Edison’s Energy Optimization Plan application proposed energy optimization expenditures for the period 2009-2011 of $134 million and further requests approval of surcharges that are designed to recover these costs. An MPSC order was issued June 2, 2009 approving the Energy Optimization Plans of $117 million for Detroit Edison. The surcharges to recover these costs were implemented effective June 3, 2009. A new financial incentive proposal was filed on July 2, 2009. An MPSC order was issued September 29, 2009 approving incentive mechanisms for Detroit Edison. The mechanism allows a maximum payout of 15% of program expenditures when the utility meets or exceeds the savings target by 15%.
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
2009 Plan Year — In September 2008, Detroit Edison filed its 2009 PSCR plan case seeking approval of a levelized PSCR factor of 17.67 mills/kWh above the amount included in base rates for residential customers and a levelized PSCR factor of 17.29 mills/kWh above the amount included in base rates for commercial and industrial customers. The Company is supporting a total power supply expense forecast of $1.73 billion. The plan also includes approximately $69 million for the recovery of its projected 2008 PSCR under-collection from all customers and approximately $12 million for the refund of its 2005 PSCR reconciliation surcharge over-collection to commercial and industrial customers only. Also included in the filing is a request for approval of the Company’s expense associated with the use of urea in the selective catalytic reduction units at Monroe power plant as well as a request for approval of a contract for capacity and energy associated with a renewable (wind) energy project. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including, fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company self-implemented a PSCR factor of 11.64 mills/kWh above the amount included in base rates for residential customers and a PSCR factor of 11.22 mills/kWh above the amount included in base rates for commercial and industrial customers on bills rendered in January 2009. Subsequently, as a result of the December 23, 2008 MPSC order in the 2007 Detroit Edison rate case, the Company implemented a PSCR factor of 3.18 mills/kWh below the amount included in base rates for residential customers and a PSCR factor of 3.60 mills/kWh below the amount included in base rates for commercial and industrial customers for service rendered effective January 14, 2009. The Company self-implemented a PSCR factor of 10.18 mills/kWh below the amount included in base rates for residential customers and a PSCR factor of 10.46 mills/kWh below the amount included in base rates for commercial and industrial customers for bills rendered effective August 1, 2009. On June 29, 2009, the parties to this proceeding executed a Settlement Agreement in this matter agreeing to maximum PSCR factors of 1.67 mills/kWh for residential customers and 1.35 mills/kWh for commercial and industrial customers and otherwise resolving this 2009 PSCR Plan case. The Company awaits an MPSC order approving the settlement.
2010 Plan Year — In September 2009, Detroit Edison filed its 2010 PSCR plan case seeking approval of a levelized PSCR factor of 5.64 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a 2010 power supply expense forecast of $1.2 billion. Also included in the filing is a request for approval of the Company’s expense associated with the use of urea in the selective catalytic reduction units at Monroe power plant as well as a request for approval of a contract for capacity and energy associated with a wind energy project. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including, fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company has also requested authority to recover transfer prices for renewable energy, coke oven gas expense, and other potential expenses.
Merger Control Premium Costs
In July 2007, the State of Michigan Court of Appeals published its decision with respect to an appeal by Detroit Edison and others of certain provisions of a November 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. In its published decision, the Court of Appeals held that Detroit Edison is entitled to recover its allocated share of the merger control premium and remanded this matter to the MPSC for further proceedings to establish the precise amount and timing of this recovery. Other parties filed requests for leave to appeal to the Michigan Supreme Court from the Court of Appeals decision and in September 2008, the Michigan Supreme Court granted the requests to address the merger control premium as well as the recovery of transmission costs through the PSCR. On May 1, 2009, the Michigan Supreme Court issued an order reversing the Court of Appeals decision with respect to recovery of the merger control premium, and reinstated the MPSC’s decision excluding the control premium costs from Detroit Edison’s general rates. The Court affirmed the lower court’s decision upholding the right of Detroit Edison to recover electric transmission costs through the Company’s PSCR clause. The Company requested rehearing of the Supreme Court order on the merger premium and the Michigan Attorney General requested rehearing of the transmission portion of the order. On June 26, 2009, the Michigan Supreme Court denied request for a rehearing.
Other
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
NOTE 7 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
Detroit Edison has a $69 million, five-year unsecured revolving credit agreement expiring in October 2010 and a $212 million, two-year unsecured revolving credit agreement expiring in April 2011. The five-year and two-year revolving credit facilities are with a syndicate of 22 banks and may be utilized for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. No one bank provides more than 8.5% of the combined credit facilities. Borrowings under the facilities are available at prevailing short-term interest rates. The agreements require us to maintain a debt to total capitalization ratio of no more than 0.65 to 1. Should we have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements. Detroit Edison is currently in compliance with its covenants.

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Environmental
Electric Utility
Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan issued additional emission reduction regulations and continue to develop additional rules and emission standards relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.4 billion through 2008. The Company estimates Detroit Edison’s future undiscounted capital expenditures at up to approximately $100 million in 2009 and up to approximately $2.3 billion of additional capital expenditures through 2019 based on current regulations.
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five Detroit Edison power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. We believe that the plants identified by the EPA have complied with applicable regulations. Depending upon the outcome of our discussions with the EPA regarding the NOV/FOV, the EPA could bring legal action against Detroit Edison. We could also be required to install additional pollution control equipment at some or all of the power plants in question, engage in Supplemental Environmental Programs, and/or pay fines. We cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
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
Landfill— Detroit Edison owns and operates a permitted slurry landfill at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction. The results of the engineering study show that the estimated cost to perform the embankment repairs are $20 million which we expect to incur over the next five years.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2009 and December 31, 2008, the Company had $10 million and $12 million, respectively, accrued for remediation.
Guarantees
In January 2003, the Company sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Under the terms of sale, Detroit Edison guaranteed a bank term loan of $12 million that was used for capital improvements to the steam heating system. At September 30, 2009, the Company has reserves for the entire amount of the bank loan guarantee.

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
As of September 30, 2009, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $1.2 billion from 2009 through 2024. The Company also estimates that 2009 capital expenditures will be approximately $790 million. The Company has made certain commitments in connection with expected capital expenditures.
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
The Company provides services to the domestic automotive industry, including General Motors Corporation (GM), Ford Motor Company (Ford) and Chrysler LLC (Chrysler) and many of their vendors and suppliers. Chrysler filed for bankruptcy protection on April 30, 2009. We have reserved approximately $7 million of pre-petition accounts receivable related to Chrysler as of September 30, 2009. GM filed for bankruptcy protection on June 1, 2009. We have no reserves related to GM as of September 30, 2009.
Other Contingencies
The Company is involved in certain other legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims it can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Company’s operations or financial statements in the periods they are resolved.
See Notes 3 and 4 for a discussion of contingencies related to derivatives and regulatory matters.

Part I — Item 2.
The Detroit Edison Company
Management’s Narrative Analysis of Results of Operations
The Management’s Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.
Detroit Edison’s results for the three and nine months ended September 30, 2009 as compared to the comparable periods in 2008 are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$1,300	$1,440	$3,526	$3,766
Fuel and Purchased Power	400	586	1,112	1,403

Gross Margin	900	854	2,414	2,363
Operation and Maintenance	306	292	928	1,019
Depreciation and Amortization	222	193	607	563
Taxes Other Than Income	43	54	147	176
Asset (Gains) and Reserves, Net	—	(1)	—	(1)

Operating Income	329	316	732	606
Other (Income) and Deductions	75	67	220	212
Income Tax Provision	98	90	199	143

Net Income Attributable to DTE Energy Company	$156	$159	$313	$251

Operating Income as a Percentage of Operating Revenues	25%	22%	21%	16%
Gross margin increased $46 million in the third quarter of 2009 and increased $51 million in the nine-month period ended September 30, 2009. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Nine Months
December 2008 rate order	$33	$94
Securitization bond and tax surcharge rate increase	20	45
July 2009 rate self-implementation	40	40
Energy Optimization and Renewable Energy surcharge	17	19
Weather	(41)	(57)
Reduction in customer demand and other	(23)	(90)

Increase in gross margin	$46	$51

Electric Sales

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2009	2008	2009	2008
Residential	4,107	4,595	10,992	11,955
Commercial	4,806	5,072	13,764	14,347
Industrial	2,562	3,327	7,584	10,074
Wholesale	720	700	2,119	2,123
Other	79	89	280	285

	12,274	13,783	34,739	38,784
Interconnections sales (1)	1,644	618	3,868	2,627

Total Electric Sales	13,918	14,401	38,607	41,411

Electric Deliveries
Retail and Wholesale	12,274	13,783	34,739	38,784
Electric Customer Choice (2)	337	329	998	1,081

Total Electric Sales and Deliveries	12,611	14,112	35,737	39,865

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Power Generated and Purchased

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2009	2008	2009	2008
Power Plant Generation
Fossil	10,729	10,566	30,424	31,153
Nuclear	2,367	2,405	6,106	7,156

	13,096	12,971	36,530	38,309
Purchased Power	1,753	2,486	4,569	5,725

System Output	14,849	15,457	41,099	44,034
Less Line Loss and Internal Use	(931)	(1,056)	(2,492)	(2,623)

Net System Output	13,918	14,401	38,607	41,411

Average Unit Cost ($/MWh)
Generation (1)	$18.01	$19.32	$18.07	$17.98

Purchased Power	$35.50	$88.43	$37.07	$73.23

Overall Average Unit Cost	$20.08	$30.43	$20.18	$25.16

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense increased $14 million in the third quarter of 2009 and decreased $91 million in the nine-month period ended September 30, 2009. The increase in the third quarter is primarily due to higher pension and healthcare costs of $10 million, and $6 million of energy optimization and renewable energy expenses. The decrease for the nine-month period is primarily due to $61 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses, $38 million from the timing of maintenance activities, $19 million of employee benefit-related expenses and lower storm expenses of $22 million, partially offset by higher pension and healthcare costs of $41 million and $6 million of energy optimization and renewable energy expenses.
Taxes other than income were lower by $11 million in the 2009 third quarter and $29 million in the 2009 nine-month period due primarily to a $17 million and $30 million, respectively, reduction in property tax expense due to refunds received in partial settlement of appeals of assessments for prior years.
Outlook — We will move forward in our efforts to continue to improve the operating performance and cash flow of Detroit Edison. We continue to resolve outstanding regulatory issues. Many of these issues have been addressed by the October 2008 Michigan legislation. Looking forward, additional issues, such as higher levels of capital spending, volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans and health care costs, will result in us continuing to pursue opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
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

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Item 1. — Legal Proceedings
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five Detroit Edison power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. We believe that the plants identified by the EPA have complied with applicable regulations. Depending upon the outcome of our discussions with the EPA regarding the NOV/FOV, the EPA could bring legal action against Detroit Edison. We could also be required to install additional pollution control equipment at some or all of the power plants in question, engage in Supplemental Environmental Programs, and/or pay fines. We cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
The Company is involved in certain other legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims it can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Company’s operations or financial statements in the periods they are resolved.
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

Item 6. — Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

12-35	Computation of Ratio of Earnings to Fixed Charges

31-51	Chief Executive Officer Section 302 Form 10-Q Certification

31-52	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-51	Chief Executive Officer Section 906 Form 10-Q Certification

32-52	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
Date: October 30, 2009	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer