Form 10-K
period 2009-12-31
DETROIT EDISON CO
filed 2010-02-23
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All of the registrant’s 138,632,324 outstanding shares of common stock, par value $10 per share, are owned by DTE Energy Company.
DOCUMENTS INCORPORATED BY REFERENCE
None

The Detroit Edison Company
Annual Report on Form 10-K
Year Ended December 31, 2009

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and directly or indirectly the parent company of numerous utility and non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FSP	FASB Staff Position

FTRs	Financial transmission rights

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator, is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Units of Measurement

GWh	Gigawatthour of electricity

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Detroit Edison. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the length and severity of ongoing economic decline resulting in lower demand, customer conservation and increased thefts of electricity;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	high levels of uncollectible accounts receivable;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	the potential for increased costs or delays in completion of significant construction projects;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, carbon tax or cap and trade structure and ash landfill regulations;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials and purchased power;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.
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

Part I
Items 1. and 2. Business and Properties
General
Detroit Edison is a Michigan corporation organized in 1903 and is a wholly-owned subsidiary of DTE Energy. Detroit Edison is a public utility subject to regulation by the MPSC and FERC. Detroit Edison is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in a 7,600 square mile area in southeastern Michigan.
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
The electricity we produce and purchase is sold to three major classes of customers: residential, commercial and industrial, principally throughout southeastern Michigan.

Revenue by Service
(in Millions)	2009	2008	2007
Residential	$1,820	$1,726	$1,739
Commercial	1,702	1,753	1,723
Industrial	730	894	854
Other	299	289	384

Subtotal	4,551	4,662	4,700
Interconnection sales (1)	163	212	200

Total Revenue	$4,714	$4,874	$4,900

(1)	Represents power that is not distributed by Detroit Edison.
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
Fuel Supply and Purchased Power
Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have nine long-term and nine short-term contracts for a total purchase of approximately 28 million tons of low-sulfur western coal to be delivered from 2010 through 2012. We also have nine long-term and two short-term contracts for the purchase of approximately 9 million tons of Appalachian coal to be delivered from 2010 through 2012. All of these contracts have fixed prices. We have approximately 87% of our 2010 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have transportation contracts with companies to provide rail and vessel services for delivery of purchased coal to our generating facilities.
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
Generating plants owned and in service as of December 31, 2009 are as follows:

	Location by	Summer Net
	Michigan	Rated Capability (1)
Plant Name	County	(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River (2)	St. Clair	1,034	9.3	1984 and 1985
Conners Creek	Wayne	230	2.1	1951
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	103	0.9	1968
Marysville	St. Clair	84	0.8	1943 and 1947
Monroe (3)	Monroe	3,090	27.9	1971, 1973 and 1974
River Rouge	Wayne	523	4.7	1957 and 1958
St. Clair (4)	St. Clair	1,365	12.3	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	730	6.6	1949 and 1968

		7,944	71.7
Oil or Gas-fueled Peaking Units	Various	1,101	10.0	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2 (5)	Monroe	1,102	10.0	1988
Hydroelectric Pumped Storage Ludington(6)	Mason	917	8.3	1973

		11,064	100.0

(1)	Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

(3)	The Monroe power plant provided 38% of Detroit Edison’s total 2009 power generation.

(4)	Excludes one oil-fueled unit (250 MW) in cold standby status.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.
Detroit Edison owns and operates 677 distribution substations with a capacity of approximately 33,347,000 kilovolt-amperes (kVA) and approximately 423,600 line transformers with a capacity of approximately 21,883,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2009:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,243	13,884
24 kV	177	681
40 kV	2,317	363
120 kV	54	13

	30,791	14,941

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
See Note 4, 8, 10 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report.
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
Our distribution operations focus on improving reliability, restoration time and the quality of customer service. We seek to lower our operating costs by improving operating efficiencies. Revenues from year to year will vary due to weather conditions, economic factors, regulatory events and other risk factors as discussed in the “Risk Factors” in Item 1A. of this Report. We expect to minimize the impacts of declines in average customer usage through regulatory mechanisms which will partially decouple our revenue levels from sales volumes.
The electric Customer Choice program in Michigan allows all of our electric customers to purchase their electricity from alternative electric suppliers of generation services, subject to limits. Customers choosing to purchase power from alternative electric suppliers represented approximately 3% of retail sales in 2009 and 2008, and 4% of such sales in 2007. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers whose MPSC-authorized full service rates exceed their cost of service. MPSC rate orders and recent energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a 10% cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance. We expect that in 2010 customers choosing to purchase power from alternative electric suppliers will represent approximately 10% of retail sales. When market conditions are favorable, we sell power into the wholesale market, in order to lower costs to full-service customers.
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

(in Millions)
Air	$2,200
Water	55
MGP sites	5
Other sites	21

Estimated total future expenditures through 2019	$2,281

Estimated 2010 expenditures	$82

Estimated 2011 expenditures	$253

Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants (HAPs). It is not possible to quantify the impact of those expected rulemakings at this time.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to perform some mitigation activities, including the possible installation of additional control technologies to reduce the environmental impact of the intake structures. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation, resulting in a delay in complying with the regulation. In 2008, the U.S. Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld EPA’s use of this provision in determining best available technology for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published by summer 2010. The EPA has also proposed an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Manufactured Gas Plant (MGP) and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas for heating and other uses, have been designated as MGP sites. Detroit Edison owns, or previously owned, three former MGP sites. In addition to the MGP sites, we are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electrical distribution substations and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years.

Landfill— Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.
The EPA has expressed its intentions to develop new federal regulations for coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). A proposed regulation is expected in the first quarter of 2010. Among the options EPA is currently considering, is a ruling that may designate coal ash as a “Hazardous Waste” as defined by RCRA. However, agencies and legislatures have urged EPA to regulate coal ash as a non-hazardous waste. If EPA were to designate coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes. Some of the regulatory actions currently being contemplated could have a material adverse impact on our operations and financial position and the rates we charge our customers.
Global Climate Change — Climate regulation and/or legislation is being proposed and discussed within the U.S. Congress and the EPA. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACESA). The ACESA includes a cap and trade program that would start in 2012 and provides for costs to emit greenhouse gases. Despite action by the Senate Environmental and Public Works Committee to pass a similar but more stringent bill in October 2009, full Senate action on a climate bill is not expected before the spring of 2010. Meanwhile, the EPA is beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures and the purchase of emission allowances from market sources. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on Detroit Edison or its customers at this time.
See Notes 10 and 17 of the Notes to Consolidated Financial Statements in Item 8 of this Report.
EMPLOYEES
We had 4,864 employees as of December 31, 2009, of which 2,782 were represented by unions. The majority of our union employees are under contracts that expire in June 2010 and August 2012.

Item 1A. Risk Factors
There are various risks associated with the operations of Detroit Edison. To provide a framework to understand the operating environment, we are providing a brief explanation of the more significant risks associated with our business. Although we have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect our performance.
Regional and national economic conditions can have an unfavorable impact on us. Our business follows the economic cycles of the customers we serve. We provide services to the domestic automotive and steel industries which have undergone considerable financial distress, exacerbating the decline in regional economic conditions. Should national or regional economic conditions further decline, reduced volumes of electricity and collections of accounts receivable will result in decreased earnings and cash flow.
Adverse changes in our credit ratings may negatively affect us. Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance, could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating below investment grade could restrict or discontinue our ability to access capital markets and could result in an increase in our borrowing costs, a reduced level of capital expenditures and could impact future earnings and cash flows. In addition, a reduction in credit rating may require us to post collateral related to various physical or financially settled contracts for the purchase of energy-related commodities, products and services, which could impact our liquidity.
Our ability to access capital markets is important. Our ability to access capital markets is important to operate our businesses. In the past, turmoil in credit markets has constrained, and may again in the future constrain, our ability as well as the ability of our subsidiaries to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. We have a five-year credit facility that expires in 2010. We intend to seek to renew the facility on or before the expiration date. However, we cannot predict the outcome of these efforts, which could result in a decrease in amounts available and/or an increase in our borrowing costs and negatively impact our financial performance.
Poor investment performance of pension and other postretirement benefit plan holdings and other factors impacting benefit plan costs could unfavorably impact our liquidity and results of operations. Detroit Edison participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates.Our costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and our required or voluntary contributions made to the plans. The performance of the debt and equity markets affects the value of assets that are held in trust to satisfy future obligations under our plans. We have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets will increase the funding requirements under our pension and postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Also, if future increases in pension and postretirement benefit costs as a result of reduced plan assets are not recoverable from Detroit Edison customers, the results of operations and financial position of our company could be negatively affected. Without sustained growth in the plan investments over time to increase the value of our plan assets, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, financial position, or results of operations.
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

We are subject to rate regulation. Our electric rates are set by the MPSC and the FERC and cannot be increased without regulatory authorization. We may be negatively impacted by new regulations or interpretations by the MPSC, the FERC or other regulatory bodies. Our ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers’ rates. Our regulators also may decide to disallow recovery of certain costs in customers’ rates if they determine that those costs do not meet the standards for recovery under our governing laws and regulations. The State of Michigan will elect a new governor and legislature in 2010 and we cannot predict the outcome of that election. We cannot predict whether election results or changes in political conditions will affect the regulations or interpretations affecting Detroit Edison. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rate increases or require us to incur additional expenses.
We may be required to refund amounts we collect under self-implemented rates. Michigan law allows our utilities to self-implement rate changes six months after a rate filing, subject to certain limitations. However, if the final rate case order provides for lower rates than we have self-implemented, we must refund the difference, with interest. We have self-implemented rates in the past and have been ordered to make refunds to customers. Our financial performance may be negatively affected if the MPSC sets lower rates in future rate cases than those we have self-implemented, thereby requiring us to issue refunds. We cannot predict what rates an MPSC order will adopt in future rate cases.
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
Construction and capital improvements to our power facilities subject us to risk. We are managing ongoing and planning future significant construction and capital improvement projects at multiple power generation and distribution facilities. Many factors that could cause delay or increased prices for these complex projects are beyond our control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits, construction disputes and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect our financial performance and operations at the affected facilities.
The supply and/or price of energy commodities and/or related service may impact our financial results. We are dependent on coal for much of our electrical generating capacity. Price fluctuations, fuel supply disruptions and increases in transportation costs could have a negative impact on the amounts we charge our customers for electricity. We have hedging strategies and regulatory recovery mechanisms in place to mitigate negative fluctuations in commodity supply prices, but there can be no assurances that our financial performance will not be negatively impacted by price fluctuations.
The supply and/or price other industrial raw and finished inputs and/or related services may impact our financial results. We are dependent on supplies of certain commodities, such as copper and limestone, among others, and industrial materials and services in order to maintain day-to-day operations and maintenance of our facilities. Price fluctuations or supply interruptions for these commodities and other items could have a negative impact on the amounts we charge our customers for our products.
Unplanned power plant outages may be costly. Unforeseen maintenance may be required to safely produce electricity or comply with environmental regulations. As a result of unforeseen maintenance, we may be required to make spot market purchases of electricity that exceed our costs of generation. Our financial performance may be negatively affected if we are unable to recover such increased costs.
Environmental laws and liability may be costly. We are subject to numerous environmental regulations. These regulations govern air emissions, water quality, wastewater discharge and disposal of solid and hazardous waste. Compliance with these regulations can significantly increase capital spending, operating expenses and plant down times. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections and other regulatory approvals. We could be required to install expensive pollution control measures or limit or cease activities based on these regulations. Additionally, we may become a responsible party for environmental cleanup at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.
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
Renewable portfolio standards and energy efficiency programs may affect our business. We are subject to Michigan and potential future federal legislation and regulation requiring us to secure sources of renewable energy. Under the current Michigan legislation we will be required in the future to provide a specified percentage of our power from Michigan renewable energy sources. We are developing a strategy for complying with the existing state legislation, but we do not know what requirements may be added by federal legislation. We are actively engaged in developing renewable energy projects and identifying third party projects in which we can invest. We cannot predict the financial impact or costs associated with these future projects.
We are also required by Michigan legislation to implement energy efficiency measures and provide energy efficiency customer awareness and education programs. These requirements necessitate expenditures and implementation of these programs creates the risk of reducing our revenues as customers decrease their energy usage. We do not know how these programs will impact our business and future operating results.
Threats of terrorism or cyber attacks could affect our business. We may be threatened by problems such as computer viruses or terrorism that may disrupt our operations and could harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, and financial condition.
In addition, our generation plants and electrical distribution facilities in particular may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products. We have increased security as a result of past events and we may be required by our regulators or by the future terrorist threat environment to make investments in security that we cannot currently predict.
We may not be fully covered by insurance. We have a comprehensive insurance program in place to provide coverage for various types of risks, including catastrophic damage as a result of acts of God, terrorism or a combination of other significant unforeseen events that could impact our operations. Economic losses might not be covered in full by insurance or our insurers may be unable to meet contractual obligations.
Failure to maintain the security of personally identifiable information could adversely affect us. In connection with our business we collect and retain personally identifiable information of our customers and employees. Our customers and employees expect that we will adequately protect their personal information, and the United States regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of customer, employee or Detroit Edison data by cybercrime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.
Benefits of continuous improvement initiatives could be less than we expect. We have a continuous improvement program that is expected to result in significant cost savings. Actual results achieved through this program could be less than our expectations.
A work interruption may adversely affect us. Unions represent approximately 2,800 of our employees. A union choosing to strike would have an impact on our business. A contract with our largest union expires in June 2010. In addition, our contracts with unions representing two small groups of employees expired on December 31, 2009 and another union is currently negotiating its first contract. We cannot predict the outcome of any of these contract negotiations, some of which have not yet commenced. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.
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

For additional discussion on legal matters, see the following Notes to Consolidated Financial Statements:

Note	Title

10	Regulatory Matters
16	Commitments and Contingencies
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
We paid cash dividends on our common stock of $305 million in 2009, 2008, and 2007.
Item 6. Selected Financial Data
Omitted per General Instruction I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7.	Management’s Narrative Analysis of Results of Operations
The Management’s Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

Increase (Decrease) in Income Statement Components Compared to Prior Year (in Millions)	2009	2008

Operating revenues	$(160)	$(26)
Fuel and purchased power	(287)	92

Gross margin	127	(118)
Operation and maintenance	(45)	(100)
Depreciation and amortization	101	(21)
Taxes other than income	(27)	(45)
Asset (gains) losses and reserves, net	(1)	(9)

Operating income	99	57
Other (income) and deductions	12	6
Income tax provision	42	37

Net Income	$45	$14

Gross margin increased $127 million and decreased $118 million during 2009 and 2008, respectively. The following table displays changes in various gross margin components relative to the comparable prior period:

Increase (Decrease) in Gross Margin Components Compared to Prior Year (in Millions)	2009	2008
December 2008 rate order	$80	$—
Securitization bond and tax surcharge rate increase	62	—
July 2009 rate self-implementation	93	—
Energy Optimization and Renewable Energy surcharge	54	—
April 2008 expiration of show cause rate decrease	25	46
Weather	(66)	(37)
Reduction in customer demand and other	(121)	(127)

Increase (decrease) in gross margin	$127	$(118)

(in Thousands of MWh)	2009	2008	2007

Electric Sales
Residential	14,625	15,492	16,147
Commercial	18,200	18,920	19,332
Industrial	9,922	13,086	13,338
Other	3,229	3,218	3,300

	45,976	50,716	52,117
Interconnection sales (1)	5,156	3,583	3,587

Total Electric Sales	51,132	54,299	55,704

Electric Deliveries
Retail and Wholesale	45,976	50,716	52,117
Electric Customer Choice, including self generators (2)	1,477	1,457	2,239

Total Electric Sales and Deliveries	47,453	52,173	54,356

(1)	Represents power that is not distributed by Detroit Edison

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements

Power Generated and Purchased
(in Thousands of MWh)	2009		2008		2007
Power Plant Generation
Fossil	40,595	74%	41,254	71%	42,359	72%
Nuclear	7,406	14	9,613	17	8,314	14

	48,001	88	50,867	88	50,673	86
Purchased Power	6,495	12	6,877	12	8,422	14

System Output	54,496	100%	57,744	100%	59,095	100%
Less Line Loss and Internal Use	(3,364)		(3,445)		(3,391)

Net System Output	51,132		54,299		55,704

Average Unit Cost ($/MWh)
Generation (1)	$18.20		$17.93		$15.83

Purchased Power	$37.74		$69.50		$62.40

Overall Average Unit Cost	$20.53		$24.07		$22.47

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense decreased $45 million in 2009 and decreased $100 million in 2008. The decrease in 2009 was primarily due to $71 million from continuous improvement initiatives and other cost reductions resulting in lower contract labor and outside services expense, information technology and other staff expenses, $14 million of lower employee benefit-related expenses, lower storm expenses of $12 million, $9 million of reduced uncollectible expenses and $6 million of reduced maintenance activities, partially offset by higher pension and health care costs of $54 million and $14 million of energy optimization and renewable energy expenses. The decrease in 2008 was due primarily to lower information systems implementation costs of $60 million, lower employee benefit-related expenses of $45 million and $29 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses, partially offset by higher uncollectible expenses of $22 million.
Depreciation and amortization expense increased $101 million in 2009 due primarily to a higher depreciable base and increased amortization of regulatory assets and decreased $21 million in 2008 due primarily to decreased amortization of regulatory assets.
Taxes other than income were lower by $27 million due primarily to a $30 million reduction in property tax expense due to refunds received in settlement of appeals of assessments for prior years. Taxes decreased $45 million in 2008 due to the Michigan Single Business Tax (SBT) expense in 2007, which was replaced with the Michigan Business Tax (MBT) in 2008. The MBT is accounted for in the Income Tax provision.
Outlook — Unfavorable national and regional economic trends have resulted in reduced demand for electricity in our service territory and continued high levels in our uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies. The January 2010 MPSC rate order, provided for an uncollectible expense tracking mechanism and a revenue decoupling mechanism will assist in mitigating these impacts.
To address the challenges of the national and regional economies, we continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. We continue to favorably resolve outstanding regulatory issues, many of which were addressed by Michigan legislation. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, we face additional issues, such as higher levels of capital spending, volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue an intense focus on our continuous improvement efforts to improve productivity, remove waste and decrease our costs while improving customer satisfaction.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
We have commodity price risk arising from market price fluctuations. We have risks in conjunction with the anticipated purchases of coal, uranium, electricity, and base metals to meet our service obligations. However, the Company does not bear significant exposure to earnings risk as such changes are included in the PSCR regulatory rate-recovery mechanism. The Company has tracking mechanisms to mitigate a portion of losses related to uncollectible accounts receivable. The Company is exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
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
We provide services to the domestic automotive industry, including GM, Ford Motor Company (Ford) and Chrysler and many of their vendors and suppliers. Chrysler filed for bankruptcy protection on April 30, 2009. We have reserved approximately $7 million of pre-petition accounts receivable related to Chrysler as of December 31, 2009. GM filed for bankruptcy protection on June 1, 2009. We have not reserved or written off any pre-petition accounts or notes receivable related to GM as of December 31, 2009. Closing of GM or Chrysler plants or other facilities that operate within Detroit Edison’s service territory will also negatively impact the Company’s operating revenues in future periods. In 2009, GM and Chrysler each represented two percent of our annual electric sales volumes, respectively.
Other
We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
Detroit Edison is subject to interest rate risk in connection with the issuance of debt securities. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2009 would decrease $171 million and increase $186 million, respectively.

Item 8.	Financial Statements and Supplementary Data

Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Management’s report on internal control over financial reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of The Detroit Edison Company
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Detroit Edison Company and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2009 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of The Detroit Edison Company
We have audited the consolidated statement of financial position of The Detroit Edison Company and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, cash flows, and changes in shareholder’s equity and comprehensive income for the years ended December 31, 2008 and 2007. Our audits also included the 2008 and 2007 information in the financial statement schedules listed in accompanying index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Detroit Edison Company and subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2008 and 2007 financial statement schedules, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Detroit, Michigan
February 27, 2009

The Detroit Edison Company
Consolidated Statements of Operations

	Year Ended December 31
(in Millions)	2009	2008	2007
Operating Revenues	$4,714	$4,874	$4,900

Operating Expenses
Fuel and purchased power	1,491	1,778	1,686
Operation and maintenance	1,277	1,322	1,422
Depreciation and amortization	844	743	764
Taxes other than income	205	232	277
Asset (gains) losses and reserves, net	(2)	(1)	8

	3,815	4,074	4,157

Operating Income	899	800	743

Other (Income) and Deductions
Interest expense	325	293	294
Interest income	(2)	(6)	(7)
Other income	(39)	(51)	(40)
Other expenses	11	47	30

	295	283	277

Income Before Income Taxes	604	517	466

Income Tax Provision	228	186	149

Net Income	$376	$331	$317

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Financial Position

	December 31
(in Millions)	2009	2008
Assets
Current Assets
Cash and cash equivalents	$34	$30
Restricted cash	79	84
Accounts receivable (less allowance for doubtful accounts of $118 and $121, respectively)
Customer	696	709
Affiliates	3	5
Other	108	34
Inventories
Fuel	135	170
Materials and supplies	173	169
Notes receivable
Affiliates	65	41
Other	3	3
Other	79	95

	1,375	1,340

Investments
Nuclear decommissioning trust funds	817	685
Other	104	99

	921	784

Property
Property, plant and equipment	15,451	14,977
Less accumulated depreciation and amortization	(6,133)	(5,828)

	9,318	9,149

Other Assets
Regulatory assets	3,333	3,456
Securitized regulatory assets	870	1,001
Intangible assets	9	19
Notes receivable — affiliates	17	—
Other	118	93

	4,347	4,569

Total Assets	$15,961	$15,842

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Financial Position

	December 31
(in Millions, Except Shares)	2009	2008
Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable
Affiliates	$74	$103
Other	251	346
Accrued interest	83	80
Accrued vacations	48	58
Short-term borrowings	—	75
Current portion long-term debt, including capital leases	660	153
Other	213	263

	1,329	1,078

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,579	4,091
Securitization bonds	793	932
Capital lease obligations	25	33

	4,397	5,056

Other Liabilities
Deferred income taxes	1,871	1,894
Regulatory liabilities	711	593
Asset retirement obligations	1,285	1,205
Unamortized investment tax credit	75	85
Nuclear decommissioning	136	114
Accrued pension liability — affiliates	987	978
Accrued postretirement liability — affiliates	1,058	1,075
Other	239	208

	6,362	6,152

Commitments and Contingencies (Notes 10 and 16)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	2,946
Retained earnings	693	622
Accumulated other comprehensive income (loss)	(16)	(12)

	3,873	3,556

Total Liabilities and Shareholder’s Equity	$15,961	$15,842

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Cash Flows

	Year Ended December 31
(in Millions)	2009	2008	2007
Operating Activities
Net income	$376	$331	$317
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	844	743	764
Deferred income taxes	15	91	(111)
Asset (gains) losses and reserves, net	(2)	(2)	8
Changes in assets and liabilities, exclusive of changes shown separately (Note 18)	(39)	118	(213)

Net cash from operating activities	1,194	1,281	765

Investing Activities
Plant and equipment expenditures	(793)	(943)	(809)
Proceeds from sale of assets, net	—	—	3
Restricted cash	5	50	(3)
Notes receivable from affiliate	(42)	(41)	—
Proceeds from sale of nuclear decommissioning trust fund assets	295	232	286
Investment in nuclear decommissioning trust funds	(315)	(255)	(323)
Other investments	(46)	(54)	(33)

Net cash used for investing activities	(896)	(1,011)	(879)

Financing Activities
Issuance of long-term debt	129	862	50
Redemption of long-term debt	(278)	(166)	(185)
Repurchase of long-term debt	—	(238)	—
Short-term borrowings, net	(75)	(331)	129
Short-term borrowings from affiliate	—	(277)	277
Capital contribution by parent company	250	175	175
Dividends on common stock	(305)	(305)	(305)
Other	(15)	(7)	(7)

Net cash from (used for) financing activities	(294)	(287)	134

Net Increase (Decrease) in Cash and Cash Equivalents	4	(17)	20
Cash and Cash Equivalents at Beginning of the Period	30	47	27

Cash and Cash Equivalents at End of the Period	$34	$30	$47

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive income

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2006	138,632	$1,386	$1,210	$516	$3	$3,115

Net income	—	—	—	317	—	317
Dividends declared on common stock	—	—	—	(305)	—	(305)
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	175	—	—	175

Balance, December 31, 2007	138,632	1,386	1,385	528	4	3,303

Net income	—	—	—	331	—	331
Implementation of ASC 715 (SFAS No. 158) measurement date provision, net of tax	—	—	—	(9)	—	(9)
Dividends declared on common stock	—	—	—	(228)	—	(228)
Net change in unrealized gains on investments, net of tax	—	—	—	—	(2)	(2)
Benefit obligations, net of tax	—	—	—	—	(14)	(14)
Capital contribution by parent company	—	—	175	—	—	175

Balance, December 31, 2008	138,632	1,386	1,560	622	(12)	3,556

Net income	—	—	—	376	—	376
Dividends declared on common stock	—	—	—	(305)	—	(305)
Net change in unrealized losses on investments, net of tax	—	—	—	—	(2)	(2)
Benefit obligations, net of tax	—	—	—	—	(2)	(2)
Capital contribution by parent company	—	—	250	—	—	250

Balance, December 31, 2009	138,632	$1,386	$1,810	$693	$(16)	$3,873

The following table displays comprehensive income:

(in Millions)	2009	2008	2007
Net income	$376	$331	$317

Other comprehensive income:
Net change in unrealized gain (losses) on investments, net of tax of $(1), $(1) and $1	(2)	(2)	1
Benefit obligations, net of tax of $(1), $(7) and $—	(2)	(14)	—

Comprehensive income	$372	$315	$318

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
Corporate Structure
The Detroit Edison Company (Detroit Edison) is a Michigan public utility engaged in the generation, purchase, distribution and sale of electric energy to approximately 2.1 million customers in southeastern Michigan. Detroit Edison is regulated by the MPSC and FERC. In addition, we are regulated by other federal and state regulatory agencies including the NRC, the EPA and MDEQ.
References in this report to “we,” “us,’ “our’” or “Company” are to Detroit Edison and its subsidiaries, collectively.
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
Certain prior year balances were reclassified to match the current year’s financial statement presentation.
Principles of Consolidation
The Company consolidates all majority owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. Non-majority owned investments include investments in limited liability companies, partnerships or joint ventures. When the Company does not influence the operating policies of an investee, the cost method is used. These consolidated financial statements also reflect the Company’s proportionate interests in certain jointly owned utility plant. The Company eliminates all intercompany balances and transactions.
The Company consolidates variable interest entities (VIEs) for which we are the primary beneficiary. In general, the Company determines whether it is the primary beneficiary of a VIE through a qualitative analysis of risk which indentifies which variable interest holder absorbs the majority of the financial risk or rewards and variability of the VIE. In performing this analysis, the Company considers all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the identification of variable interest holders including equity owners, customers, suppliers and debt holders and which parties participated significantly in the design of the entity. If the qualitative analysis is inconclusive, a specific quantitative analysis is performed. Refer to Note 3 for discussion of changes in consolidation guidance applicable to VIEs and Note 16 for discussion of the Company’s involvement with VIE’s.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Revenues
Revenues from the sale and delivery of electricity are recognized as services are provided. We record revenues for electric provided but unbilled at the end of each month. Detroit Edison’s accrued revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism. Annual PSCR proceedings before the MPSC permit Detroit Edison to recover prudent and reasonable supply costs. Any over-collection or under-collection of costs, including interest, will be reflected in future rates. See Note 10.
Accounting for ISO Transactions
Detroit Edison participates in the energy market through MISO. MISO requires that we submit hourly day-ahead, real time and FTR bids and offers for energy at locations across the MISO region. Detroit Edison accounts for MISO transactions on a net hourly basis in each of the day-ahead, real-time and FTR markets and net transactions across all MISO energy market locations. We record net purchases in a single hour in fuel, purchased power and gas and net sales in a single hour in operating revenues in the Consolidated Statements of Income. We record net sale billing adjustments when we receive invoices. We record expense accruals for future net purchases adjustments base on historical experience, and reconcile accruals to actual expenses when we receive invoices.
Comprehensive Income
Comprehensive income is the change in Common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to Other comprehensive income for the year ended December 31, 2009 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available for sale securities, and changes in benefit obligations.

			Accumulated
			Other
	Benefit		Comprehensive
(in Millions)	Obligations	Other	Loss
Beginning balances	$(14)	$2	$(12)
Current period change	(2)	(2)	(4)

Ending balance	$(16)	$—	$(16)

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
The allowance for doubtful accounts is calculated using the aging approach that utilizes rates developed in reserve studies. We establish an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, typically 21 days, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on contractual past-due terms established with customers. Customer accounts are written off when collection efforts have been exhausted, generally one year after service has been terminated.
Unbilled revenues of $269 million and $282 million are included in customer accounts receivable at December 31, 2009 and 2008, respectively.
Inventories
The Company generally values inventory at average cost.
Property, Retirement and Maintenance, and Depreciation, Depletion and Amortization
Property is stated at cost and includes construction-related labor, materials, overheads and an allowance for funds used during construction (AFUDC). The cost of properties retired, less salvage value is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2.
Approximately $13 million and $25 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2009 and December 31, 2008, respectively. Amounts are accrued on a pro-rata basis over an 18-

month period that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC.
The Company bases depreciation provisions for utility property on straight-line rates approved by the MPSC.
The average estimated useful life for our generation and distribution property was 40 years and 37 years, respectively, at December 31, 2009.
The Company credits depreciation, depletion and amortization expense when we establish regulatory assets for plant-related costs such as depreciation or plant-related financing costs. The Company charges depreciation, depletion and amortization expense when we amortize these regulatory assets. The Company credits interest expense to reflect the accretion income on certain regulatory assets.
Capitalized software is classified as Property, plant and equipment and the related amortization is included in Accumulated depreciation on the Consolidated Statements of Financial Position. The Company capitalizes the costs associated with computer software the Company develops or obtains for use in our business. The Company amortizes Intangible assets on a straight-line basis over the expected period of benefit, ranging from 5 to 15 years.
See Note 6.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.
Intangible Assets
The Company has certain intangible assets relating to emission allowances. Emission allowances are charged to fuel expense as the allowances are consumed in the operation of the business.
Excise and Sales Taxes
The Company records the billing of excise and sales taxes as a receivable with an offsetting payable to the applicable taxing authority, with no impact on the Consolidated Statements of Operations.
Deferred Debt Costs
The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. In accordance with MPSC regulations, the unamortized discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue.
Investments in Debt and Equity Securities
The Company generally classifies investments in debt and equity securities as either trading or available-for-sale and has recorded such investments at market value with unrealized gains or losses included in earnings or in other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to regulatory assets or liabilities, due to a recovery mechanism from customers. The Company’s investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the investment being written down to its estimated fair value. See Note 4.

Stock-Based Compensation
The Company received an allocation of costs from DTE Energy associated with stock-based compensation. Our allocation for 2009, 2008 and 2007 for stock-based compensation expense was approximately $24 million, $15 million and $13 million, respectively.
Asset (gains) losses and reserves, net
In 2007, we recorded a $13 million reserve for a loan guaranty related to Detroit Edison’s former ownership of a steam heating business now owned by Thermal Ventures II, LP (Thermal) resulting in a loss which was partially offset by approximately $5 million in gains on land and other sales.
Subsequent Events
The Company has evaluated subsequent events through February 23, 2010, the date that these financial statements were issued.
Other Accounting Policies
See the following notes for other accounting policies impacting our financial statements:

Note	Title
3	New Accounting Pronouncements
4	Fair Value
5	Financial and Other Derivative Instruments
10	Regulatory Matters
11	Income Taxes
17	Retirement Benefits and Trusteed Assets

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
FASB Accounting Standards Codification™ (Codification)
On July 1, 2009, the Codification became the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and non-authoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered non-authoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the proposed changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. The Codification is effective for interim and annual periods ending after September 15, 2009.
Fair Value Accounting
In September 2006, the FASB issued ASC 820 (SFAS No. 157, Fair Value Measurements). The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. Effective January 1, 2008, the Company adopted ASC 820 (SFAS No. 157). As permitted by ASC 820-10 (FSP No. 157-2), the Company elected to defer the effective date of the standard as it pertains to measurement and disclosures about the fair value of non-financial assets and liabilities made on a nonrecurring basis. The Company has adopted the recognition provisions for non-financial assets and liabilities as of January 1, 2009. See Note 4.
In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.
• ASC 825-10 (FSP No. 107-1 and APB No. 28-1), Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of ASC 825-10 to interim periods.
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
The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption are encouraged but not required. The Company adopted the standard effective January 1, 2009. See Note 5.
Subsequent Events
In May 2009, the FASB issued ASC 855 (SFAS No. 165, Subsequent Events). This standard provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. The standard does not significantly change the Company’s practice for evaluating such events. ASC 855 (SFAS No. 165) is effective prospectively for interim and annual periods ending after June 15, 2009 and requires disclosure of the date subsequent events are evaluated through. The Company adopted the standard during the quarter ended June 30, 2009. See Note 2.
Transfers of Financial Assets
In June 2009, the FASB issued ASU 2009-16 (SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140). This standard amends ASC 860, (SFAS No. 140), eliminates the concept of a “qualifying special-purpose entity” (QSPE) and associated guidance and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. ASU 2009-16 (SFAS No. 166) is intended to enhance reporting in the wake of the subprime mortgage crisis and the deterioration in the global credit markets. The standard is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. ASU 2009-16 (SFAS No. 166) must be applied prospectively to transfers of financial assets occurring on or after its effective date. The adoption of ASU 2009-16 (SFAS No. 166) will not have a material impact on Detroit Edison’s consolidated financial statements.
Variable Interest Entities (VIE)
In June 2009, the FASB issued ASU 2009-17 (SFAS No. 167, Amendments to FASB Interpretation 46(R)). This standard amends the consolidation guidance that applies to VIEs and affects the overall consolidation analysis under ASC 810 -10 (Interpretation 46(R)). The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of ASC 810-10, as well as qualifying special purpose entities that are currently outside the scope of ASC 810-10. Accordingly, the Company will need to reconsider its previous ASC 810-10 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. ASU 2009-17 (SFAS No. 167) is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company is currently assessing the impact of ASU 2009-17 (SFAS No. 167), however adoption of the standard is not expected to have a material impact to the consolidated financial statements.
Fair Value Measurements and Disclosures
In September and August 2009, respectively, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosure, and ASU 2009-05, Measuring Liabilities at Fair Value. ASU 2009-12 provides guidance for the fair value measurement of investments in certain entities that calculate the net asset value per share (or its equivalent) determined as of the reporting entity’s measurement date. Certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment. The amendments in this standard are effective for interim and annual periods ending after December 15, 2009.

ASU 2009-05 provides guidance on measuring the fair value of liabilities under ASC 820. This standard clarifies that in the absence of a quoted price in an active market for an identical liability at the measurement date, companies may apply approaches that use the quoted price of an investment in the identical liability or similar liabilities traded as assets or other valuation techniques consistent with the fair-value measurement principles in ASC 820. The standard permits fair value measurements of liabilities that are based on the price that a company would pay to transfer the liability to a new obligor. It also permits a company to measure the fair value of liabilities using an estimate of the price it would receive to enter into the liability at that date. The new standard is effective for interim and annual periods beginning after August 27, 2009 and applies to all fair-value measurements of liabilities required by GAAP. The adoption of ASU 2009-12 and ASU 2009-05 did not have a material impact on Detroit Edison’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 fair value measurement roll forward which is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.
Revenue Arrangements
In September 2009, the FASB ratified Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (not yet codified). Issue 08-1 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard shall be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity may elect to adopt this standard on a retrospective basis. The Company is currently assessing the impact of Issue No. 08-1 on Detroit Edison’s consolidated financial statements. Adoption of this standard is not expected to have a material impact to the consolidated financial statements.

NOTE 4 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants’ use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the years ended December 31, 2009 and 2008. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2009:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2009
Assets:
Cash equivalents	$15	$—	$—	$15
Nuclear decommissioning trusts and other investments	589	325	—	914
Derivative assets	—	—	2	2

Total	$604	$325	$2	$931

Liabilities:
Derivative liabilities	—	(8)	—	(8)

Total	$—	$(8)	$—	$(8)

Net Assets at December 31, 2009	$604	$317	$2	$923

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31
(in Millions)	2009	2008
Asset balance as of beginning of period	$4	4
Changes in fair value recorded in regulatory assets/liabilities	—	2
Purchases, issuances and settlements	—	(2)
Transfers in/out of Level 3	(2)	—

Asset balance as of December 31	$2	$4

The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to regulatory assets and liabilities held at December 31, 2009 and 2008	$2	$—

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model become unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. Transfers out of Level 3 in 2009 reflect a change in the significance of unobservable inputs and an increased reliance on broker quotes for certain transactions.
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
Derivative Assets and Liabilities
Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. The Company considers the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. The Company monitors the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. The Company has obtained an understanding of how these prices are derived. Additionally, the Company selectively corroborates the fair value of its transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period.
Fair Value of Financial Instruments
The fair value of long-term debt is determined by using quoted market prices when available and a discounted cash flow analysis based upon estimated current borrowing rates when quoted market prices are not available. The table below shows the fair value relative to the carrying value for long-term debt securities. Certain other financial instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value. See Note 5 for further fair value information for financial and derivative instruments.

	December 31, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.2 billion	$5.0 billion	$5.0 billion	$5.2 billion
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
Nuclear Decommissioning Trust Funds
Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. See Note 8 for additional information.
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
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.
The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	December 31	December 31
(in Millions)	2009	2008
Fermi 2	$790	$649
Fermi 1	3	3
Low level radioactive waste	24	33

Total	$817	$685

At December 31, 2009, investments in the nuclear decommissioning trust funds consisted of approximately 51% in publicly traded equity securities, 48% in fixed debt instruments and 1% in cash equivalents. At December 31, 2008, investments in the nuclear decommissioning trust funds consisted of approximately 42% in publicly traded equity securities, 57% in fixed debt instruments and 1% in cash equivalents. The debt securities at both December 31, 2009 and December 31, 2008 had an average maturity of approximately 5 years.
The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31
	2009	2008	2007
(in Millions)
Realized gains	$37	$34	$25
Realized losses	$(55)	$(49)	$(17)
Proceeds from sales of securities	$295	$232	$286
Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the asset retirement obligation regulatory asset and nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

(in Millions)
As of December 31, 2009
Equity securities	$420	$135
Debt securities	388	17
Cash and cash equivalents	9	—

	$817	$152

As of December 31, 2008
Equity securities	$288	$65
Debt securities	388	17
Cash and cash equivalents	9	—

	$685	$82

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $48 million and $92 million of unrealized losses as regulatory assets at December 31, 2009 and 2008, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges in 2009 and 2008 for Fermi 1. Detroit Edison recognized impairment charges of $0.2 million for Fermi 1 for the year ended December 31, 2007.
Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	December 31, 2009		December 31, 2008
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$105	$105	$98	$98
Equity securities	$4	$4	$20	$20
At December 31, 2009 and 2008, these securities are comprised primarily of money-market and equity securities. Gains (losses) related to trading securities held at December 31, 2009, 2008, and 2007 were $8 million, $(14) million and $3 million respectively.

NOTE 5 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
The Company recognizes all derivatives on the Consolidated Statements of Financial Position at their fair value unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for the derivative are recognized in earnings each period. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For derivatives that do not qualify or are not designated for hedge accounting, changes in the fair value are recognized in earnings each period.
The Company’s primary market risk exposure is associated with commodity prices, credit and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. Contracts the Company typically classifies as derivative instruments include power, certain coal forwards, futures, options and swaps.
Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities, until realized.
The following represents the fair value of derivative instruments as of December 31, 2009:

	Balance Sheet	Fair
	Location	Value
(in Millions)
FTRs	Other current assets	$2
Emissions	Other current liabilities	(5)
Emissions	Other non-current liabilities	(3)

Total derivatives not designated as hedging instrument		$(6)

Total derivatives:
Current		$(3)
Noncurrent		(3)

Total derivatives as reported		$(6)

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position for the year ended December 31, 2009 is as follows:

		Year Ended
	Location of Gain	Gain (Loss)
	(Loss) Recognized	Recognized in
	in Regulatory	Regulatory Assets
	Assets / Liabilities	/ Liabilities on
	On Derivative	Derivative
(in Millions)
FTRs and Emissions	Regulatory Asset	$(14)
FTRs and Emissions	Regulatory Liability	(2)

Total		$(16)

The following represents the cumulative gross volume of derivative contracts outstanding as of December 31, 2009:

Commodity	Number of Units
Emissions (Tons)	61,927
FTRs (MW)	4,486
NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
Summary of property by classification as of December 31:

(in Millions)	2009	2008
Property, Plant and Equipment
Generation	$8,833	$8,544
Distribution	6,618	6,433

Total	15,451	14,977

Less Accumulated Depreciation and Amortization
Generation	(3,890)	(3,690)
Distribution	(2,243)	(2,138)

Total	(6,133)	(5,828)

Net Property, Plant and Equipment	$9,318	$9,149

AFUDC capitalized during 2009 and 2008 was approximately $12 million and $44 million, respectively.
The composite depreciation rate for Detroit Edison was 3.3% in 2009, 2008 and 2007.
The average estimated useful life for our generation and distribution property was 40 years and 37 years, respectively, at December 31, 2009.
Capitalized software costs amortization expense was $55 million in 2009, $45 million in 2008, and $31 million in 2007. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2009 were $488 million and $161 million, respectively. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2008 were $454 million and $126 million, respectively. Amortization expense of capitalized software costs is estimated to be $60 million annually for 2010 through 2014.
Gross property under capital leases was $121 million at December 31, 2009 and December 31, 2008. Accumulated amortization of property under capital leases was $88 million and $80 million at December 31, 2009 and December 31, 2008, respectively.

NOTE 7 — JOINTLY OWNED UTILITY PLANT
Detroit Edison has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. Detroit Edison’s share of direct expenses of the jointly owned plants are included in Fuel, purchased power and gas and Operation and maintenance expenses in the Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2009 was as follows:

			Ludington
			Hydroelectric
	Belle River		Pumped Storage
In-service date	1984-1985		1973
Total plant capacity	1,260	MW	1,872	MW
Ownership interest		*	49%
Investment (in Millions)	$1,626		$197
Accumulated depreciation (in Millions)	$889		$128

*	Detroit Edison’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.
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

NOTE 8 — ASSET RETIREMENT OBLIGATIONS
The Company has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants. The Company has conditional retirement obligations for disposal of asbestos at certain of its power plants. To a lesser extent, the Company has conditional retirement obligations at certain service centers and disposal costs for PCB contained within transformers and circuit breakers. The Company recognizes such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free rate. In its regulated operations, the Company defers timing differences that arise in the expense recognition of legal asset retirement costs that are currently recovered in rates.
No liability has been recorded with respect to lead-based paint, as the quantities of lead-based paint in the Company’s facilities are unknown. In addition, there is no incremental cost to demolitions of lead-based paint facilities vs. non-lead-based paint facilities and no regulations currently exist requiring any type of special disposal of items containing lead-based paint.
The Ludington Hydroelectric Power Plant (a jointly owned plant) has an indeterminate life and no legal obligation currently exists to decommission the plant at some future date. Substations, manholes and certain other distribution assets within Detroit Edison have an indeterminate life. Therefore, no liability has been recorded for these assets.
A reconciliation of the asset retirement obligations for 2009 follows:

(in Millions)
Asset retirement obligations at January 1, 2009	$1,226
Accretion	80
Liabilities settled	(10)
Revision in estimated cash flows	4

Asset retirement obligations at December 31, 2009	1,300
Less amount included in current liabilities	(15)

$1,285

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. Based on the actual or anticipated extended life of the nuclear plant, decommissioning expenditures for Fermi 2 are expected to be incurred primarily during the period of 2025 through 2050. It is estimated that the cost of decommissioning Fermi 2, when its license expires in 2025, will be $1.3 billion in 2009 dollars and $3.4 billion in 2025 dollars, using a 6% inflation rate. In 2001, Detroit Edison began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning of Fermi 1 is expected to be completed by 2012. Approximately $1.2 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
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
A portion of the funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and the clean-up of the Fermi site. This removal and clean-up is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is reflected as the nuclear decommissioning liability.
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary. See Note 4 for additional discussion of Nuclear Decommissioning Trust Fund Assets.
NOTE 9 — RESTRUCTURING
Performance Excellence Process
In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process. Specifically, the Company began a series of focused improvement initiatives within Detroit Edison and associated corporate support functions. The Company incurred costs to achieve (CTA) restructuring expense for employee severance and other costs. Other costs include project management and consultant support. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison, commencing in 2006, to defer the incremental CTA. Further, the order provides for Detroit Edison to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison deferred approximately $24 million and $54 million of CTA in 2008 and 2007 as a regulatory asset. The recovery of these costs was provided for by the MPSC in the order approving the settlement in the show cause proceeding and in the December 23, 2008 MPSC rate order. Amortization of prior year deferred CTA costs amounted to $18 million in 2009, $16 million in 2008 and $10 million in 2007.
Amounts expensed are recorded in the Operation and maintenance line on the Consolidated Statements of Operations. Deferred amounts are recorded in Regulatory assets on the Consolidated Statements of Financial Position. Costs incurred in 2008 and 2007 are as follows:

	Employee Severance Costs(1)		Other Costs		Total Cost
(in Millions)	2008	2007	2008	2007	2008	2007
Costs incurred:	$—	$15	$26	$50	$26	$65
Less amounts deferred or capitalized:	—	15	26	50	26	65

Amount expensed	$—	$—	$—	$—	$—	$—

(1)	Includes corporate allocations

NOTE 10 — REGULATORY MATTERS
Regulation
Detroit Edison is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison is also regulated by the FERC with respect to financing authorization and wholesale electric activities. Regulation results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses.
Regulatory Assets and Liabilities
Detroit Edison is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of our businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current rate environment.
The following are balances and a brief description of the regulatory assets and liabilities at December 31:

(in Millions)	2009	2008

Assets
Recoverable pension and postretirement costs:
Pension	$1,261	$1,133
Postretirement costs	515	609
Recoverable income taxes related to securitized regulatory assets	476	549
Asset retirement obligation	415	452
Deferred income taxes — Michigan Business Tax	343	336
Costs to achieve Performance Excellence Process	136	154
Other recoverable income taxes	89	89
Enterprise Business Systems costs	24	26
Recoverable costs under PA 141
Unamortized loss on reacquired debt	38	40
Electric Customer Choice implementation costs	18	37
Deferred Clean Air Act expenditures	—	10
Accrued PSCR revenue	—	20
Other	18	21

	3,333	3,476
Less amount included in current assets	—	(20)

	$3,333	$3,456

Securitized regulatory assets	$870	$1,001

Liabilities
Deferred income taxes — Michigan Business Tax	$367	$335
Asset removal costs	157	182
Accrued pension	75	72
Renewable energy program	32	—
Refundable costs under PA 141	27	16
Refundable self implemented rates	27	—
Refundable restoration expense	15	—
Accrued PSCR refund	14	11
Fermi 2 refueling outage	13	25
Other	11	4

	738	645
Less amount included in current liabilities	(27)	(52)

	$711	$593

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
ASSETS
•	Recoverable pension and postretirement costs — In 2007, the Company adopted ASC 715 (SFAS No. 158) which required, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. The Company records the charge related to the additional liability as a regulatory asset since the traditional rate setting process allows for the recovery of pension and postretirement costs. The asset will reverse as the deferred items are recognized as benefit expenses in net income. (1)

•	Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015.

•	Asset retirement obligation — This obligation is primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant. (1)

•	Deferred income taxes — Michigan Business Tax (MBT) — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax liabilities were established for the Company’s utilities, and offsetting regulatory assets were recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense. (1)

•	Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs will be amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred. (1)

•	Other recoverable income taxes — Income taxes receivable from Detroit Edison’s customers representing the difference in property-related deferred income taxes receivable and amounts previously reflected in Detroit Edison’s rates. This asset will reverse over the remaining life of the related plant. (1)

•	Enterprise Business Systems (EBS) costs — The MPSC approved the deferral and amortization over 10 years beginning in January 2009 of EBS costs that would otherwise be expensed. (1)

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue. (1)

•	Electric Customer Choice implementation costs — PA 141 permits, after MPSC authorization, the recovery of and a return on costs incurred associated with the implementation of the electric Customer Choice program.

•	Deferred Clean Air Act expenditures — PA 141 permits, after MPSC authorization, the recovery of and a return on Clean Air Act expenditures.

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and a return on fuel and purchased power costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to PA 142 and an MPSC order. A non-bypassable securitization bond surcharge recovers the securitized regulatory asset over a fourteen-year period ending in 2015.

(1)	Regulatory assets not earning a return.

LIABILITIES
•	Deferred income taxes — Michigan Business Tax — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax assets were established for the Company’s utilities, and offsetting regulatory liabilities were recorded as the impacts of the deferred tax assets will be reflected in rates.

•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Accrued pension — Pension expense refundable to customers representing the difference created from volatility in the pension obligation and amounts recognized pursuant to MPSC authorization.

•	Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.

•	Refundable costs under PA 141 — Detroit Edison’s 2007 Choice Incentive Mechanism (CIM) reconciliation and allocation resulted in the elimination of Regulatory Asset Recovery Surcharge (RARS) balances for commercial and industrial customers. RARS revenues received in 2008 that exceed the regulatory asset balances are required to be refunded to the affected classes.

•	Refundable self implemented rates — Amounts due customers for self implemented rates in excess of amounts provided for in January 2010 Detroit Edison MPSC order.

•	Refundable restoration expense — Amounts refundable for the MPSC approved restoration expenses tracking mechanism that tracks the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to the MPSC authorization.

•	Accrued PSCR refund — Liability for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.
2009 Electric Rate Case Filing
On January 11, 2010, the MPSC issued an order in Detroit Edison’s January 26, 2009 rate case filing. The MPSC approved an annual revenue increase of $217 million or a 4.8% increase in Detroit Edison’s annual revenue requirement for 2010. Included in the approved increase in revenues was a return on equity of 11% on an expected 49% equity and 51% debt capital structure. Since the final rate relief ordered was less than the Company’s self-implemented rate increase of $280 million effective on July 26, 2009, the MPSC ordered refunds for the period the self-implemented rates were in effect. Detroit Edison has recorded a refund liability of $27 million at December 31, 2009 representing the 2009 portion of the estimated refund due customers, including interest. The MPSC ordered Detroit Edison to file a refund plan by April 1, 2010.
Other key aspects of the MPSC order include the following:
•	Continued progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to business customers;

•	Continued application of an adjustment mechanism for Electric Choice sales that reconciles actual customer choice sales with a base customer choice sales level of 1,586 GWh;

•	Continued application of adjustment mechanisms to track expenses associated with restoration costs (storm and non-storm related expenses) and line clearance expenses. Annual reconciliations will be required using a base expense level of $117 million and $47 million, respectively. The change in base expense level was applied effective as of the July 26, 2009 self-implementation date;

•	Implementation of a pilot Revenue Decoupling Mechanism, that will compare actual non-weather normalized sales per customer with the base sales per customer level established in this case for the period February 1, 2010 to January 31, 2011; and

•	Implementation of an Uncollectible Expense Tracking Mechanism, based on a $66 million expense level, with an 80/20 percent sharing of the expenses above or below the base amount. The Uncollectible Expenses Tracking Mechanism was applied effective as of the July 26, 2009 self-implementation date.
Renewable Energy Plan
In March 2009, Detroit Edison filed its Renewable Energy Plan with the MPSC as required under 2008 PA 295. The Renewable Energy Plan application requests authority to recover approximately $35 million of additional revenue in 2009. The proposed revenue increase is necessary in order to properly implement Detroit Edison’s 20-year renewable energy plan to address the provisions of 2008 PA 295, to deliver cleaner, renewable electric generation to its customers, to further diversify Detroit Edison’s and the State of Michigan’s sources of electric supply, and to address the state and national goals of increasing energy independence. An MPSC order was issued June 2, 2009 approving the renewable energy plan and customer surcharges. The Renewable Energy Plan surcharges became effective in September 2009.
Energy Optimization Plans
In March 2009, Detroit Edison filed an Energy Optimization Plan with the MPSC as required under 2008 PA 295. The Energy Optimization Plan application is designed to help each customer class reduce their electric usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. Detroit Edison’s Energy Optimization Plan application proposed energy optimization expenditures for the period 2009-2011 of $134 million and further requests approval of surcharges that are designed to recover these costs. An MPSC order was issued June 2, 2009 approving the Energy Optimization Plans of $117 million for Detroit Edison. The surcharges to recover these costs were implemented effective June 3, 2009. An MPSC order was issued September 29, 2009 approving incentive mechanisms for the utility. The mechanism allows a maximum payout of 15% of program expenditures when the utility meets or exceeds the savings target by 15%.
2009 Detroit Edison Depreciation Filing
In 2007, the MPSC ordered Michigan utilities to file depreciation studies using the current method, an approach that considers the time value of money and an inflation adjusted method proposed by the Company that removes excess escalation. In compliance with the MPSC order, Detroit Edison filed its ordered depreciation studies in November 2009. The various required depreciation studies indicate composite depreciation rates from 3.05% to 3.54%. The Company has proposed no change to its current composite depreciation rate of 3.33%. The Company expects an order in this proceeding in the fourth quarter of 2010.
Power Supply Cost Recovery Proceedings
The PSCR process is designed to allow us to recover all of our power supply costs if incurred under reasonable and prudent policies and practices. Our power supply costs include fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowances costs, transmission costs and MISO costs. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.
2007 Plan Year — An MPSC order was issued on January 25, 2010 approving a 2007 PSCR under collection amount of $38 million inclusive of a $2.7 million outage disallowance and the recovery of this amount as part of the 2008 PSCR reconciliation. In addition, the order approved Detroit Edison’s Pension Equalization Mechanism reconciliation and authorized the Company to refund the $21 million over recovery, including interest, to customers in February 2010.

The following table summarizes Detroit Edison’s PSCR reconciliation filing currently pending with the MPSC:

		Net Over	PSCR Cost of Power	Description of Net
PSCR Year	Date Filed	(Under)-recovery	Sold	Under-recovery

2008	March 2009	($15.6) million	$1.3 billion	The total amount reflects an under-recovery of $14.8 million, plus $0.8 million in accrued interest due from customers
2009 Plan Year — In September 2008, Detroit Edison submitted its 2009 PSCR plan filing to the MPSC. The plan includes the recovery of its 2008 PSCR under-collection from all customers and the refund of its 2005 PSCR reconciliation surcharge over-collection to commercial and industrial customers only. On June 29, 2009, the parties to this proceeding submitted a Settlement Agreement in this matter agreeing to maximum PSCR factors of 1.67 mills/kWh for residential customers and 1.35 mills/kWh for commercial and industrial customers and otherwise resolving this 2009 PSCR Plan case. An MPSC order was issued on January 25, 2010 approving the settlement.
2010 Plan Year — In September 2009, Detroit Edison submitted its 2010 PSCR plan case seeking approval of a levelized PSCR factor of 5.64 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a 2010 power supply expense forecast of $1.2 billion. Also included in the filing is a request for approval of the Company’s expense associated with the use of urea in the selective catalytic reduction units at Monroe power plant as well as a request for approval of a contract for capacity and energy associated with a wind energy project. The Company has also requested authority to recover transfer prices for renewable energy, coke oven gas expense and other potential expenses.
Merger Control Premium Costs
In July 2007, the State of Michigan Court of Appeals published its decision with respect to an appeal by Detroit Edison and others of certain provisions of a November 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. In its published decision, the Court of Appeals held that Detroit Edison is entitled to recover its allocated share of the merger control premium and remanded this matter to the MPSC for further proceedings to establish the precise amount and timing of this recovery. Other parties filed requests for leave to appeal to the Michigan Supreme Court from the Court of Appeals decision and in September 2008, the Michigan Supreme Court granted the requests to address the merger control premium as well as the recovery of transmission costs through the PSCR. On May 1, 2009, the Michigan Supreme Court issued an order reversing the Court of Appeals decision with respect to recovery of the merger control premium, and reinstated the MPSC’s decision excluding the control premium costs from Detroit Edison’s general rates. The Court affirmed the lower court’s decision upholding the right of Detroit Edison to recover electric transmission costs through the Company’s PSCR clause. The Company requested rehearing of the Supreme Court order on the merger premium and the Michigan Attorney General requested rehearing of the transmission portion of the order. On June 26, 2009, the Michigan Supreme Court denied request for a rehearing. The above actions did not have an impact on the Company’s consolidated financial statements.
Other
The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 11 — INCOME TAXES
Income Tax Summary
We are part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for Detroit Edison is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy. We had an income tax payable of $75 million at December 31, 2009 and an income tax payable of $33 million at December 31, 2008 due to DTE Energy.
Total income tax expense varied from the statutory federal income tax rate for the following reasons:

(Dollars in Millions)	2009	2008	2007
Income tax expense at 35% statutory rate	$211	$181	$163

Investment tax credits	(6)	(6)	(7)
Depreciation	3	3	3
Employee Stock Ownership Plan dividends	(4)	(2)	(4)
Medicare Part D subsidy	(5)	(4)	(4)
Domestic production activities deduction	(5)	(2)	(2)
State and other income taxes, net of federal benefit	36	19	1
Other, net	(2)	(3)	(1)

Total	$228	$186	$149

Effective income tax rate	37.7%	36.0%	32.0%

Components of income tax expense (benefits) were as follows:

(in Millions)	2009	2008	2007
Current income taxes Federal	$168	$66	$257
State and other income tax expense	45	30	3

Total current income taxes	213	96	260

Deferred income taxes Federal	4	91	(109)
State and other income tax expense	11	(1)	(2)

Total deferred income taxes	15	90	(111)

Total	$228	$186	$149

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
Deferred tax assets (liabilities) were comprised of the following at December 31:

(in Millions)	2009	2008
Property, plant and equipment	$(1,409)	$(1,297)
Securitized regulatory assets	(474)	(545)
Pension and benefits	103	110
Other comprehensive income	9	(1)
Other, net	(76)	(142)

	$(1,847)	$(1,875)

(in Millions)	2009	2008
Deferred income tax liabilities	$(2,832)	$(2,777)
Deferred income tax assets	985	902

	$(1,847)	$(1,875)

Current deferred income tax asset (included in Current Assets — Other)	$24	$19
Long term deferred income tax liabilities	(1,871)	(1,894)

	$(1,847)	$(1,875)

The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2009	2008	2007
Balance at January 1	$70	$7	$12
Additions for tax positions of current years	10	72	2
Additions for tax positions of prior years	24	(9)	—
Reductions for tax positions of prior years	(8)	—	(7)

Balance at December 31	$96	$70	$7

Unrecognized tax benefits at December 31, 2009, if recognized, would favorably impact our effective tax rate by $2 million.
The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $6 million and $1 million at December 31, 2009 and December 31, 2008, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized $5 million for interest expense related to income taxes during 2009 and an immaterial amount during 2008.
In 2009, DTE Energy and its subsidiaries settled a federal tax audit for the 2004 through 2006 tax years. The resulting change to unrecognized tax benefits was not significant. The Company’s U.S. federal income tax returns for years 2007 and subsequent years remain subject to examination by the IRS. The Company’s Michigan Business Tax for the year 2008 is subject to examination by the State of Michigan. The Company also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.
Michigan Business Tax
In July 2007, the Michigan Business Tax (MBT) was enacted by the State of Michigan to replace the Michigan Single Business Tax (MSBT) effective January 1, 2008. The MBT is comprised of an apportioned modified gross receipts tax of 0.8 percent and an apportioned business income tax of 4.95 percent. The MBT provides credits for Michigan business investment, compensation, and research and development. Legislation was also enacted, in 2007, by the State of Michigan creating a deduction for businesses that realize an increase in their deferred tax liability due to the enactment of the MBT. The MBT is accounted for as an income tax.
The MBT consolidated deferred tax liability balance is $354 million as of December 31, 2009 and is reported net of the related federal tax benefit. The MBT deferred tax asset balance is $367 million as of December 31, 2009 and is reported net of the related federal deferred tax liability. The regulated asset balance is $343 million and the regulated liability balance is $367 million as of December 31, 2009 and is further discussed in Note 10.

NOTE 12 — LONG-TERM DEBT
Our long-term debt outstanding and weighted average interest rates(1) of debt outstanding at December 31 were:

(in Millions)	2009	2008
Detroit Edison Taxable Debt, Principally Secured
5.9% due 2010 to 2038	$2,829	$2,841
Detroit Edison Tax- Exempt Revenue Bonds (2)
5.5% due 2011 to 2038	1,263	1,263

	4,092	4,104
Less amount due within one year	(513)	(13)

	$3,579	$4,091

Securitization Bonds
6.5% due 2010 to 2015	$933	$1,064
Less amount due within one year	(140)	(132)

	$793	$932

(1)	Weighted average interest rates as of December 31, 2009 are shown below the description of each category of debt.

(2)	Detroit Edison Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.
Debt Issuances
In 2009, we issued the following long-term debt:

(in Millions)
Month Issued	Type	Interest Rate	Maturity	Amount

April	Tax-Exempt Revenue Bonds (1)	6.00%	2036	69
June	Tax-Exempt Revenue Bonds (2)	5.625%	2020	32
June	Tax-Exempt Revenue Bonds (3)	5.25%	2029	60
June	Tax-Exempt Revenue Bonds (4)	5.50%	2029	59
November	Tax-Exempt Revenue Bonds (5)	3.05%	2024	65

				$285

(1)	Proceeds were used to refund existing Tax-Exempt Revenue Bonds.

(2)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode to maturity.

(3)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode with a five-year mandatory put.

(4)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode with a seven-year mandatory put.

(5)	These Tax-Exempt Revenue Bonds were issued in a fixed rate mode with a three-year mandatory put. Proceeds were used to refund existing Tax-Exempt Revenue Bonds.

Debt Retirements and Redemptions
The following debt was retired, through optional redemption or payment at maturity, during 2009.

(in Millions)
Month Retired	Type	Interest Rate	Maturity	Amount

April	Tax-Exempt Revenue Bonds (1)	Variable	2036	$69
December	Tax-Exempt Revenue Bonds (1)	6.40%	2024	65

				$134

(1)	These Tax-Exempt Revenue Bonds were redeemed with the proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.
The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2015 &
(in Millions)	2010	2011	2012	2013	2014	thereafter	Total
Amount to mature	$513	$152	$303	$313	$341	$2,475	$4,097
Default Provisions
Substantially all of the net properties of Detroit Edison are subject to the lien of its mortgage. Should Detroit Edison fail to timely pay its indebtedness under this mortgage, such failure may create cross defaults in the indebtedness of DTE Energy.
NOTE 13 — PREFERRED AND PREFERENCE SECURITIES
At December 31, 2009, Detroit Edison had approximately 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.
NOTE 14 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
Detroit Edison has a $69 million, five-year unsecured revolving credit agreement expiring in October 2010 and a $212 million, two-year unsecured revolving credit agreement expiring in April 2011. The five-year and two-year credit facilities are with a syndicate of 22 banks and may be used for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. No one bank provides more than 8.5% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. The above agreements require the Company to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1. At December 31, 2009, the debt to total capitalization ratio for Detroit Edison is 0.52 to 1. Should we have delinquent obligations of at least $50 million to any creditor; such delinquency will be considered a default under our credit agreements.
We had no outstanding commercial paper of as of December 31, 2009 and December 31, 2008.
Detroit Edison had no short-term borrowings at December 31, 2009 and $75 million outstanding at December 31, 2008. The weighted average interest rate for short-term borrowings was 1.3% at December 31, 2008.

NOTE 15 — CAPITAL AND OPERATING LEASES
Lessee — The Company leases various assets under capital and operating leases, including coal cars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2023.
Future minimum lease payments under non-cancelable leases at December 31, 2009 were:

	Capital	Operating
(in Millions)	Leases	Leases
2010	$9	$23
2011	7	22
2012	5	22
2013	5	19
2014	4	14
Thereafter	7	77

Total minimum lease payments	37	$177

Less imputed interest	5

Present value of net minimum lease payments	32
Less current portion	7

Non-current portion	$25

Rental expense for operating leases was $48 million in 2009, $39 million in 2008, and $48 million in 2007.
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2009. The Company estimates Detroit Edison will make future undiscounted capital expenditures of up to $73 million in 2010 and up to $2.2 billion of additional capital expenditures through 2019 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants (HAPs). It is not possible to quantify the impact of those expected rulemakings at this time.
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
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million over the four to six years subsequent to 2008 in additional capital expenditures to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that may result in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld EPA’s use of this provision in determining best technology available for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published by summer 2010. The EPA has also proposed an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2009 and 2008, the Company had $9 million and $12 million, respectively, accrued for remediation.
Landfill— Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.
Nuclear Operations
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
Public Liability Insurance
As of January 1, 2010, as required by federal law, Detroit Edison maintains $375 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $117.5 million could be levied against each licensed nuclear facility, but not more than $17.5 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit

Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. We have begun work on an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.
Guarantees
In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.
Detroit Edison has guaranteed a bank term loan of $11 million related to the sale of its steam heating business to Thermal Ventures II, L.P. In conjunction with a refinancing of the steam heating business in 2009, the Company performed a reconsideration analysis and determined the steam heating business entity to be a variable interest entity as a result of insufficient equity at risk. It was determined that the Company is not the primary beneficiary and historical accounting remains unchanged. At December 31, 2009, the Company has reserves for the entire amount of the bank loan guarantee.
Labor Contracts
There are several bargaining units for the Company’s union employees. The majority of our union employees are under contracts that expire in June 2010 and August 2012.
Purchase Commitments
As of December 31, 2009, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $1.5 billion from 2010 through 2025. The Company also estimates that 2010 capital expenditures will be approximately $940 million. The Company has made certain commitments in connection with expected capital expenditures. Certain of these commitments are with variable interest entities where the Company determined it was not the primary beneficiary as it does not have significant exposure to losses.
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
The Company provides services to the domestic automotive industry, including GM, Ford Motor Company (Ford) and Chrysler and many of their vendors and suppliers. Chrysler filed for bankruptcy protection on April 30, 2009. We have reserved approximately $7 million of pre-petition accounts receivable related to Chrysler as of December 31, 2009. GM filed for bankruptcy protection on June 1, 2009. We have not reserved or written off any pre-petition accounts receivable related to GM as of December 31, 2009. Closing of GM or Chrysler plants or other facilities that operate within Detroit Edison’s service territory will also negatively impact the Company’s operating revenues in future periods. In 2009, GM and Chrysler each represented two percent of its annual electric sales volumes, respectively.

Other
The Company is involved in certain other legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on the Company’s operations or financial statements in the periods they are resolved.
See Note 10 for a discussion of contingencies related to Regulatory Matters.
NOTE 17 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
Measurement Date
In 2008, the Company changed the measurement date of its pension and postretirement benefit plans from November 30 to December 31. As a result, the Company recognized an adjustment of $15 million ($9 million after-tax) to retained earnings, which represents approximately one month of pension and other postretirement benefit costs for the period from December 1, 2007 to December 31, 2008. All amounts and balances reported in the following tables as of December 31, 2009 and December 31, 2008 are based on measurement dates of December 31, 2009 and December 31, 2008, respectively.
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
The Company’s policy is to fund pension costs by contributing amounts consistent with the Pension Protection Act of 2006 provisions and additional amounts we deem appropriate. The Company anticipates making up to a $200 million contribution to the pension plans in 2010.
Net pension cost includes the following components:

	Pension Plans
(in Millions)	2009	2008	2007
Service cost	$43	$45	$51
Interest cost	158	148	138
Expected return on plan assets	(165)	(163)	(148)
Amortization of:
Net actuarial loss	38	27	46
Prior service cost	7	5	6
Special termination benefits	—	—	8

Net pension cost	$81	$62	$101

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.

	Pension Plans
(in Millions)	2009	2008
Other changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets
Net actuarial loss	$177	$665
Amortization of net actuarial loss	(38)	(27)
Prior service cost	—	12
Amortization of prior service cost	(7)	(6)

Total recognized in other comprehensive income and regulatory assets	$132	$644

	Pension Plans
(in Millions)	2009	2008

Total recognized in net periodic pension cost and other comprehensive income and regulatory assets	$213	$707
Estimated amounts to be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$70	$37
Prior service cost	5	7
The following table reconciles the obligations, assets and funded status of the plan as well as the amount recognized as pension liability in the Consolidated Statements of Financial Position at December 31. During 2008, the sponsor of a pension plan changed from Detroit Edison to the LLC. As a result, as of December 31, 2009 and 2008, the tables below include assets and obligations for Detroit Edison only. At the beginning of 2008, as Detroit Edison was the pension plan sponsor, the tables below included assets and obligations for Detroit Edison and all affiliates participating in the combined plan.

	Pension Plans
(in Millions)	2009	2008
Accumulated benefit obligation, end of year	$2,490	$2,206

Change in projected benefit obligation Projected benefit obligation, beginning of year	$2,368	$2,754
Adjustment due to plan sponsorship change	—	(385)
December 2007 benefit payments	—	(15)
Service cost	43	45
Interest cost	158	149
Actuarial (gain) loss	264	(53)
Benefits paid	(156)	(156)
Measurement date change	—	16
Plan amendments	—	13

Projected benefit obligation, end of year	$2,677	$2,368

Change in plan assets
Plan assets at fair value, beginning of year	$1,387	$2,599
Adjustment due to plan sponsorship change	—	(752)
December 2007 contributions	—	150
December 2007 payments	—	(15)
Actual return on plan assets	252	(557)
Company contributions	204	104
Measurement date change	—	14
Benefits paid	(156)	(156)

Plan assets at fair value, end of year	$1,687	$1,387

Funded status, end of year	$(990)	$(981)

Amount recorded as:
Current liabilities	$(3)	$(3)
Noncurrent liabilities	(987)	(978)

	$(990)	$(981)

Amounts recognized in regulatory assets (see Note 10)
Net actuarial loss	$1,241	$1,106
Prior service cost	20	27

Regulatory assets	$1,261	$1,133

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2009	2008	2007
Projected benefit obligation
Discount rate	5.90%	6.90%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Net pension costs
Discount rate	6.90%	6.50%	5.70%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%
At December 31, 2009, the benefits related to the Company’s qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2010	$161
2011	165
2012	169
2013	175
2014	180
2015 - 2019	993

Total	$1,843

The Company employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness.
The Company employs a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return on plan assets consistent with prudent levels of risk, with consideration given to the liquidity needs of the plan. The intent of this strategy is to minimize plan expenses over the long-term. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value investment styles, and large and small market capitalizations. Fixed income securities generally include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Other assets such as private equity and hedge funds are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Target allocations for plan assets as of December 31, 2009 are listed below:

U.S. Large Cap Equity Securities	25%
U.S. Small Cap and Mid Cap Equity Securities	6
Non U.S. Equity Securities	14
Fixed Income Securities	26
Hedge Funds and Similar Investments	20
Private Equity and Other	6
Short-Term Investments	3

100%
The fair values of the Company’s plans assets at December 31, 2009, by asset category are as follows:
Fair Value Measurements at
December 31, 2009

				Balance at
(in Millions)(a)	Level 1	Level 2	Level 3	December 31, 2009
Asset Category:
Short-term investments (b)	$—	$42	$—	$42
Equity securities
U.S. Large Cap(c)	436	20	—	456
U.S. Small/Mid Cap(d)	101	2	—	103
Non U.S(e)	153	79	—	232
Fixed income securities(f)	31	397	—	428
Other types of investments
Hedge Funds and Similar Investments(g)	—	—	320	320
Private Equity and Other(h)	—	—	106	106

Total	$721	$540	$426	$1,687

(a)	See Note 4 — Fair Value for a description of levels within the fair value hierarchy.

(b)	This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(c)	This category comprises both actively and not actively managed portfolios that track the S&P 500 low cost equity index funds. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(d)	This category represents portfolios of small and medium mid capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(e)	This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(f)	This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)	This category includes a diversified group of funds and strategies that attempt to capture financial market inefficiencies. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on relative publicly-traded securities, derivatives, and privately-traded securities.

(h)	This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relative publicly-traded comparables and comparable transactions.
The pension trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on underlying securities, using quoted prices in actively traded markets. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. Detroit Edison has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Detroit Edison selectively corroborates the fair values of securities by comparison of market-based price sources.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Hedge Funds
	and Similar	Private Equity
(in Millions)	Investments	and Other	Total
Beginning Balance at January 1, 2009	$310	$105	$415
Total realized/unrealized gains (losses)	20	(7)	13
Purchases, sales and settlements	(10)	8	(2)

Ending Balance at December 31, 2009	$320	$106	$426

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$23	$(7)	$16

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of these plans was $16 million in 2009, $16 million in 2008, and $17 million in 2007.
Other Postretirement Benefits
The Company participates in plans sponsored by LLC that provide certain postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) trusts exist for represented and non-represented employees. At the discretion of management, subject to MPSC requirements, the Company may make up to a $90 million contribution to the VEBA trusts in 2010.
Net postretirement cost includes the following components:

(in Millions)	2009	2008	2007
Service cost	$45	$48	$48
Interest cost	102	94	90
Expected return on plan assets	(42)	(58)	(54)
Amortization of:
Net loss	53	27	51
Prior service costs	2	2	4
Net transition obligation	2	2	7
Special termination benefits	—	—	2

Net postretirement cost	$162	$115	$148

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.

(in Millions)	2009	2008
Other changes in plan assets and APBO recognized in regulatory assets
Net actuarial (gain) loss	$(38)	$237
Amortization of net actuarial loss	(52)	(28)
Prior service (credit)	—	(1)
Amortization of prior service cost	(2)	(2)
Amortization of transition (asset)	(2)	(2)

Total recognized in regulatory assets	$(94)	$204

Total recognized in net periodic pension cost and regulatory assets	$68	$319

(in Millions)
Estimated amounts to be amortized from regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$38	$49
Prior service cost	2	2
Net transition obligation	2	2

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the Consolidated Statements of Financial Position at December 31:

(in Millions)	2009	2008
Change in accumulated post retirement benefit obligation during the year
Accumulated postretirement benefit obligation, beginning of year	$1,553	$1,479
December 2007 cash flow	—	(4)
Service cost	45	48
Interest cost	102	94
Plan amendments	—	(1)
Actuarial (gain)/loss	21	(7)
Measurement date change	—	11
Benefits paid	(75)	(72)
Medicare Part D	4	5

Accumulated postretirement benefit obligation , end of year	$1,650	$1,553

Change in plan assets during the year
Plan assets at fair value, beginning of year	$478	$658
December 2007 cash flow	—	1
Actual return on plan assets	99	(189)
Measurement date change	—	5
Company contributions	90	76
Benefits paid	(75)	(73)

Plan assets at fair value, end of year	$592	$478

Funded status, as of December 31	$(1,058)	$(1,075)

Non-current liabilities	$(1,058)	$(1,075)

Amounts recognized in regulatory assets (see Note 10)
Net actuarial loss	$510	$600
Prior service cost	(2)	—
Net transition obligation	7	9

	$515	$609

Assumptions used in determining the projected benefit obligation and net benefit costs are listed below:

	2009	2008	2007
Projected Benefit Obligation
Discount rate	5.90%	6.90%	6.50%

Net Benefit Costs
Discount rate	6.90%	6.50%	5.70%
Expected long-term rate of return on Plan assets	8.75%	8.75%	8.75%
Health care trend rate pre-65	7.00%	7.00%	8.00%
Health care trend rate post-65	7.00%	6.00%	7.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year in which ultimate reached	2016	2011	2011
A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $24 million and increased the accumulated benefit obligation by $217 million at December 31, 2009. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $20 million and would have decreased the accumulated benefit obligation by $185 million at December 31, 2009.

At December 31, 2009, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2010	$92
2011	97
2012	100
2013	104
2014	108
2015 - 2019	611

Total	$1,112

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic postretirement benefit costs by $17 million in 2009, $11 million in 2008 and $12 million in 2007.
At December 31, 2009, the gross amount of federal subsidies expected to be received in each of the next five years and in the aggregate for the five fiscal years thereafter was as follows:

(in Millions)
2010	$5
2011	6
2012	6
2013	6
2014	7
2015 - 2019	39

Total	$69

The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefits plans is similar to those previously described for the pension plans.
Target allocations for plan assets as of December 31, 2009 are listed below:

U.S. Large Cap Equity Securities	20%
U.S. Small Cap and Mid Cap Equity Securities	5
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	10
Short-Term Investments	0

100%
The fair values of the Company’s plan assets at December 31, 2009, by asset category are as follows:
Fair Value Measurements at
December 31, 2009

				Balance at
(in Millions)(a)	Level 1	Level 2	Level 3	December 31, 2009
Asset Category:
Short-term investments(b)	$—	$12	$—	$12
Equity securities
U.S. Large Cap(c)	102	55	—	157
U.S. Small/Mid Cap(d)	32	34	—	66
Non U.S(e)	50	47	—	97
Fixed income securities(f)	5	160	—	165
Other types of investments
Hedge Funds and Similar Investments(g)	—	—	63	63
Private Equity and Other(h)	—	—	32	32

Total	$189	$308	$95	$592

(a)	See Note 4 — Fair Value for a description of levels within the fair value hierarchy.

(b)	This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(c)	This category comprises both actively and not actively managed portfolios that track the S&P 500 low cost equity index funds. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(d)	This category represents portfolios of small and medium mid capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(e)	This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(f)	This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)	This category includes a diversified group of funds and strategies that attempt to capture financial market inefficiencies. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on relative publicly-traded securities, derivatives, and privately-traded securities.

(h)	This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relative publicly-traded comparables and comparable transactions.
The VEBA trusts hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on underlying securities, using quoted prices in actively traded markets. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. Detroit Edison has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Detroit Edison selectively corroborates the fair values of securities by comparison of market-based price sources.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	HedgeFunds Similar	Private Equityand
(in Millions)	Investments	Other	Total
Beginning Balance at January 1, 2009	$52	$26	$78
Total realized/unrealized gains (losses)	4	3	7
Purchases, sales and settlements	7	3	10

Ending Balance at December 31, 2009	$63	$32	$95

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$4	$2	$6

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION
A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

(in Millions)	2009	2008	2007
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$16	$72	$(163)
Inventories	30	(24)	(47)
Recoverable pension and postretirement costs	(13)	(852)	594
Accrued pension liability — affiliates	9	598	(330)
Accounts payable	(56)	(82)	73
Accrued power supply cost recovery revenue	7	82	41
Accrued payroll	2	3	(50)
Income taxes payable	(109)	(29)	10
General taxes	—	(12)	4
Risk management and trading activities	8	1	(4)
Accrued postretirement liability — affiliates	(17)	259	(239)
Other assets	(26)	3	(387)
Other liabilities	110	99	285

	$(39)	$118	$(213)

Supplementary cash and non-cash information for the years ended December 31 were as follows:

(in Millions)	2009	2008	2007
Cash Paid For
Interest (excluding interest capitalized)	$328	$290	$295
Income taxes	319	24	280

NOTE 19 — RELATED PARTY TRANSACTIONS
The Company has agreements with affiliated companies to sell energy for resale, purchase power, provide fuel supply services, and provide power plant operation and maintenance services. The Company has agreements with certain DTE Energy affiliates where we charge them for their use of the shared capital assets of the Company. Prior to March 31, 2007, under a service agreement with DTE Energy, various DTE Energy affiliates, including Detroit Edison, provided corporate support services inclusive of various financial, auditing, tax, legal, treasury and cash management, human resources, information technology, and regulatory services, which were billed to DTE Energy corporate. Subsequent to March 31, 2007, a newly formed shared service company began to accumulate the aforementioned corporate support services type expenses, which previously had been recorded on the various operating units of DTE Energy Company, including Detroit Edison. These administrative and general expenses incurred by the shared services company were then charged to various subsidiaries of DTE Energy, including Detroit Edison.
The following is a summary of transactions with affiliated companies:

(in Millions)	2009	2008	2007
Revenues
Energy sales	$1	$—	$—
Other services	4	6	5
Shared capital assets	28	23	21
Costs
Fuel and power purchases	3	5	3
Other services and interest	3	7	6
Corporate expenses (net)	313	388	331
Other
Dividends declared	305	228	305
Dividends paid	305	305	305
Capital contribution	250	175	175

	December 31,
(in Millions)	2009	2008
Assets
Accounts receivable	$3	$5
Notes receivable	82	41
Liabilities & Equity
Accounts payable	74	103
Other liabilities
Accrued pension liability	987	978
Accrued postretirement liability	1,058	1,075
Our accounts receivable from affiliated companies and accounts payable to affiliated companies are payable upon demand and are generally settled in cash within a monthly business cycle.
NOTE 20 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(in Millions)	Quarter	Quarter	Quarter(1)	Quarter	Year
2009
Operating Revenues	$1,118	$1,108	$1,289	$1,199	$4,714
Operating Income	214	189	318	178	899
Net Income	78	79	149	70	376

2008
Operating Revenues	1,153	1,173	1,440	1,108	4,874
Operating Income	139	151	316	194	800
Net Income	41	51	159	80	331

(1)	The 2009 Third Quarter results were adjusted for the effect of the January 2010 Detroit Edison MPSC rate order that required the refund of a portion of the self implemented rate increase effective on July 26, 2009. The adjustments resulted in a reduction of Operating Revenues of $11 million, Operating Income of $11 million and Net Income of $7 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
For the year ended December 31, 2009 professional services were performed by PricewaterhouseCoopers LLP (PwC). For the year ended December 31, 2008, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”). The following table presents fees for professional services rendered by PwC and Deloitte for the audit of Detroit Edison’s annual financial statements for the years ended December 31, 2009 and December 31, 2008, respectively, and fees billed for other services rendered by PwC and Deloitte during those periods.

	2009	2008
Audit fees (1)	$1,231,865	$1,466,413
Audit-related fees (2)	37,400	45,500

Total	$1,269,265	$1,511,913

(1)	Represents the aggregate fees for the audits of Detroit Edison’s annual financial statements and for the reviews of the financial statements included in Detroit Edison’s Quarterly Reports on Form 10-Q.

(2)	Represents the aggregate fees billed for audit-related services.
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

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K.
(1)	Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

(3)	Exhibits.
(i)	Exhibits filed herewith.

4-267	Supplemental Indenture, dated as of November 1, 2009 to the Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (2009 Series CT).

4-268	Thirtieth Supplemental Indenture, dated as of November 1, 2009 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2009 Series CT Variable Rate Senior Notes due 2024).

12-36	Computation of Ratio of Earnings to Fixed Charges.

23-22	Consent of PricewaterhouseCoopers LLP.

23-23	Consent of Deloitte & Touche LLP.

31-53	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-54	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.
(ii)	Exhibits incorporated herein by reference.

3(a)	Restated Articles of Incorporation of The Detroit Edison Company, as filed December 10, 1991. (Exhibit 3-13 to Form 10-Q for the quarter ended June 30, 1999).

3(b)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for the quarter ended September 30, 1999).

4(a)	Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

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

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Registration Statement on Form S-1 (File No. 2-9226)). (amendment)

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Form 8-K dated September 11, 1957). (amendment)

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Registration Statement on Form S-9 (File No. 2-25664)). (amendment)

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Form 10-K for the year ended December 31, 2000). (1990 Series B, C, E and F) Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Form 10-K for the year ended December 31, 1996). (1991 Series DP)

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Form 10-K for the year ended December 31, 2000). (amendment)

Supplemental Indenture, dated as of August 1, 1999, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-204 to Form 10-Q for the quarter ended September 30, 1999). (1999 Series AP, BP and CP)

Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)

Supplemental Indenture, dated as of March 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-222 to Form 10-Q for the quarter ended March 31, 2001). (2001 Series AP)

Supplemental Indenture, dated as of May 1, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-226 to Form 10-Q for the quarter ended June 30, 2001). (2001 Series BP)

Supplemental Indenture, dated as of August 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-227 to Form 10-Q for the quarter ended September 30, 2001). (2001 Series CP)

Supplemental Indenture, dated as of September 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-228 to Form 10-Q for the quarter ended September 30, 2001). (2001 Series D and E)

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Form 10-Q for the quarter ended September 30, 2002). (2002 Series A and B)

Supplemental Indenture, dated as of December 1, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-232 to Form 10-K for the year ended December 31, 2002). (2002 Series C and D)

Supplemental Indenture, dated as of August 1, 2003, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-235 to Form 10-Q for the quarter ended September 30, 2003). (2003 Series A)

Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)

Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated September 29, 2005). (2005 Series C)

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of December 1, 2007, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated December 18, 2007). (2007 Series A)

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)

Supplemental Indenture, dated as of October 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-259 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J)

Supplemental Indenture, dated as of December 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, providing for General and Refunding Mortgage Bonds. (Exhibit 4-261 to Form 10-K for the year ended December 31, 2008). (2008 Series LT)

Supplemental Indenture, dated as of March 15, 2009 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-263 to Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT)

4(b)	Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Registration Statement on Form S-3 (File No. 33-50325)).

Ninth Supplemental Indenture, dated as of October 10, 2001, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-229 to Form 10-Q for the quarter ended September 30, 2001). (6.125% Senior Notes due 2010)

Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Form 10-Q for the quarter ended September 30, 2002). (5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032)

Eleventh Supplemental Indenture, dated as of December 1, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-233 to Form 10-Q for the quarter ended March 31, 2003). (5.45% Senior Notes due 2032 and 5.25% Senior Notes due 2032)

Twelfth Supplemental Indenture, dated as of August 1, 2003, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-236 to Form 10-Q for the quarter ended September 30, 2003). (5 1/2% Senior Notes due 2030)

Thirteenth Supplemental Indenture, dated as of April 1, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-237 to Form 10-Q for the quarter ended March 31, 2004). (4.875% Senior Notes Due 2029 and 4.65% Senior Notes due 2028)

Fourteenth Supplemental Indenture, dated as of July 15, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-239 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D 5.40% Senior Notes due 2014)

Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035)

Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)

Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)

Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)

Twenty-Second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)

Twenty-Fourth Supplemental Indenture, dated as of May 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-254 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)

Amendment dated June 1, 2009 to the Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (2008 Series ET Variable Rate Senior Notes due 2029) (Exhibit 4-265 to Form 10-Q for the quarter ended June 30, 2009)

Twenty-Fifth Supplemental Indenture, dated as of June 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-256 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)

Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-258 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)

Amendment dated June 1, 2009 to the Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2008 Series KT Variable Rate Senior Notes due 2020) (Exhibit 4-266 to Form 10-Q for the quarter ended June 30, 2009)

Twenty-Seventh Supplemental Indenture, dated as of October 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-260 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J 6.40% Senior Notes due 2013)

Twenty-Eighth Supplemental Indenture, dated as of December 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. (Exhibit 4-262 to Detroit Edison’s Form 10-K for the year ended December 31, 2008). (2008 Series LT 6.75% Senior Notes due 2038)

Twenty-Ninth Supplemental Indenture, dated as of March 15, 2009, to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-264 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT 6.00% Senior Notes due 2036)

4(c)	Trust Agreement of Detroit Edison Trust I. (Exhibit 4.9 to Registration Statement on Form S-3 (File No. 333-100000)).

4(d)	Trust Agreement of Detroit Edison Trust II. (Exhibit 4.10 to Registration Statement on Form S-3 (File No. 333-100000)).

10(a)	Securitization Property Sales Agreement dated as of March 9, 2001, between The Detroit Edison Securitization Funding LLC and The Detroit Edison Company. (Exhibit 10-42 to Form 10-Q for the quarter ended March 31, 2001).

10(b)	Certain arrangements pertaining to the employment of Anthony F. Earley, Jr. with The Detroit Edison Company, dated April 25, 1994. (Exhibit 10-53 to Form 10-Q for the quarter ended March 31, 1994).

10(c)	Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993. (Exhibit 10-48 to Form 10-K for year ended December 31, 1993).

10(d)	Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997. (Exhibit 10-5 to Form 10-K for the year ended December 31, 1996).

10(e)	Amended and Restated Post-Employment Income Agreement, dated March 23, 1998, between The Detroit Edison Company and Anthony F. Earley, Jr. (Exhibit 10-21 to Form 10-Q for the quarter ended March 31, 1998).

10(f)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997. (Exhibit 10-4 to Form 10-K for the year ended December 31, 1996).

10(g)	Form of The Detroit Edison Company’s Five-Year Credit Agreement, dated as of October 17, 2005, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).

10(h)	Form of Detroit Edison Two-Year Credit Agreement, dated as of April 29, 2009, by and among Detroit Edison, the lenders party thereto, Barclays, as Administrative Agent, and Citibank, JPMorgan and RBS, as Co-Syndication Agents. (Exhibit 10.1 to Form 8-K filed May 5, 2009).

99(a)	Belle River Participation Agreement, dated as of December 1, 1982, between The Detroit Edison Company and Michigan Public Power Agency. (Exhibit 28-5 to Registration Statement No. 2-81501).

99(b)	Belle River Transmission Ownership and Operating Agreement, dated as of December 1, 1982, between The Detroit Edison Company and Michigan Public Power Agency. (Exhibit 28-6 to Registration Statement No. 2-81501).
(iii) Exhibits furnished herewith.

32-53	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-54	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

The Detroit Edison Company
Schedule II — Valuation and Qualifying Accounts

	Year Ended December 31
(in Millions)	2009	2008	2007
Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statements of Financial Position)
Balance at Beginning of Period	$121	$93	$72
Additions:
Charged to costs and expenses	62	81	63
Charged to other accounts (1)	7	5	4
Deductions (2)	(72)	(58)	(46)

Balance At End of Period	$118	$121	$93

(1)	Collection of accounts previously written off.

(2)	Non-collectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
Date: February 23, 2010	By	/s/ ANTHONY F. EARLEY, JR.
Anthony F. Earley, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR.	By	/s/ PETER B. OLEKSIAK

	Anthony F. Earley, Jr. Chairman of the Board and Chief Executive Officer		Peter B. Oleksiak Vice President, Controller and Investor Relations, and Chief Accounting Officer

By	/s/ SANDRA KAY ENNIS	By	/s/ DAVID E. MEADOR

	Sandra Kay Ennis Director and Corporate Secretary		David E. Meador Director, Executive Vice President and Chief Financial Officer

By	/s/ BRUCE D. PETERSON

Bruce D. Peterson Director
Date: February 23, 2010