Form 10-Q
period 2010-03-31
DETROIT EDISON CO
filed 2010-04-29
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2010
Commission file number 1-2198
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

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2010

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MPSC	Michigan Public Service Commission

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

Units of Measurement

GWh	Gigawatthour of electricity
kWh	Kilowatthour of electricity
MW	Megawatt of electricity
MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Detroit Edison. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	economic conditions resulting in lower demand, customer conservation and increased thefts of electricity and gas;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	high levels of uncollectible accounts receivable;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	the potential for increased costs or delays in completion of significant construction projects;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, a carbon tax or cap and trade structure and ash landfill regulations;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	the uncertainties of successful exploration of gas shale resources and challenges in estimating gas reserves with certainty;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.
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

Part I – Item 1.
The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$161	$34
Restricted cash	28	79
Accounts receivable (less allowance for doubtful accounts of $114 and $118, respectively)
Customer	633	696
Affiliates	2	3
Other	16	108
Inventories
Fuel	137	135
Materials and supplies	176	173
Notes Receivable
Affiliates	8	65
Other	1	3
Prepaid property taxes	71	44
Other	31	35

	1,264	1,375

Investments
Nuclear decommissioning trust funds	859	817
Other	104	104

	963	921

Property
Property, plant and equipment	15,523	15,451
Less accumulated depreciation and amortization	(6,174)	(6,133)

	9,349	9,318

Other Assets
Regulatory assets	3,313	3,333
Securitized regulatory assets	835	870
Intangible assets	10	9
Notes receivable — affiliates	15	17
Other	121	118

	4,294	4,347

Total Assets	$15,870	$15,961

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions, Except Shares)	2010	2009
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$168	$74
Other	265	251
Accrued interest	89	83
Accrued vacations	46	48
Current portion of long-term debt, including capital leases	665	660
Other	199	213

	1,432	1,329

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,566	3,579
Securitization bonds	717	793
Capital lease obligations	23	25

	4,306	4,397

Other Liabilities
Deferred income taxes	1,901	1,871
Regulatory liabilities	720	711
Asset retirement obligations	1,316	1,285
Unamortized investment tax credit	73	75
Nuclear decommissioning	142	136
Accrued pension liability — affiliates	793	987
Accrued postretirement liability — affiliates	1,064	1,058
Other	234	239

	6,243	6,362

Commitments and Contingencies (Notes 7 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	708	693
Accumulated other comprehensive income (loss)	(15)	(16)

	3,889	3,873

Total Liabilities and Shareholder’s Equity	$15,870	$15,961

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Revenues	$1,146	$1,118

Operating Expenses
Fuel and purchased power	343	340
Operation and maintenance	309	316
Depreciation and amortization	204	188
Taxes other than income	65	60
Asset gains, net	(1)	—

	920	904

Operating Income	226	214

Other (Income) and Deductions
Interest expense	81	79
Other income	(8)	(7)
Other expenses	6	12

	79	84

Income Before Income Taxes	147	130

Income Tax Provision	56	52

Net Income	$91	$78

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Activities
Net income	$91	$78
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	204	188
Deferred income taxes	5	(4)
Asset gains, net	1	—
Changes in assets and liabilities, exclusive of changes shown separately	76	154

Net cash from operating activities	375	416

Investing Activities
Plant and equipment expenditures	(177)	(263)
Restricted cash for debt redemptions	51	64
Proceeds from sale of nuclear decommissioning trust fund assets	59	113
Investment in nuclear decommissioning trust funds	(68)	(113)
Other	50	(286)

Net cash used for investing activities	(85)	(485)

Financing Activities
Redemption of long-term debt	(85)	(81)
Capital contribution by parent company	—	250
Dividends on common stock	(76)	(76)
Other	(2)	(3)

Net cash from (used for) financing activities	(163)	90

Net Increase in Cash and Cash Equivalents	127	21
Cash and Cash Equivalents at Beginning of the Period	34	30

Cash and Cash Equivalents at End of the Period	$161	$51

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2009	138,632	$1,386	$1,810	$693	$(16)	$3,873

Net income	—	—	—	91	—	91
Dividends declared on common stock	—	—	—	(76)	—	(76)
Benefit obligations, net of tax	—	—	—	—	1	1

Balance, March 31, 2010	138,632	$1,386	$1,810	$708	$(15)	$3,889

The following table displays other comprehensive income for the three-month periods ended March 31:

(in Millions)	2010	2009
Net income	$91	$78
Other comprehensive income, net of tax:
Benefit obligations, net of taxes	1	—
Net unrealized gains on investments:
Amounts reclassified to income, net of taxes	—	1

Comprehensive income	$92	$79

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
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
Basis of Presentation
These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2009 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited, but in our opinion include all adjustments necessary for a fair presentation of such financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.
Certain prior year balances were reclassified to match the current year’s financial statement presentation.
Principles of Consolidation — Variable Interest Entity (VIE)
As discussed in Note 3, effective January 1, 2010, we adopted the provisions of ASU 2009-17, Amendments to FASB Interpretation 46(R). ASU 2009-17 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards-based model to a qualitative determination. There is no grandfathering of previous consolidation conclusions. As a result, the Company re-evaluated all prior VIE and primary beneficiary determinations. The requirements of ASU 2009-17 were adopted on a prospective basis.
The Company evaluates whether an entity is a VIE whenever reconsideration events occur. We consolidate VIEs for which we are the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. The Company performs ongoing reassessments of all VIEs to determine if the primary beneficiary status has changed.
Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. Detroit Edison performs servicing activities including billing and collecting surcharge revenue for Securitization. This entity is a consolidated VIE for which the Company is the primary beneficiary. The maximum risk exposure related to Securitization is reflected on our Consolidated Statements of Financial Position
The following table summarizes the amounts at March 31, 2010 for Securitization that are either (1) assets that can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

March 31,
(in Millions)	2010
ASSETS
Restricted cash	$$27
Accounts receivable	40
Securitized regulatory assets	835
Other assets	18

$920

LIABILITIES
Accounts payable and accrued current liabilities	$5
Current portion long-term debt, including capital leases	144
Other current liabilities	36
Securitization bonds	717
Other long term liabilities	6

$908

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Income Taxes
The Company had $5 million of unrecognized tax benefits at March 31, 2010 and December 31, 2009 that, if recognized, would favorably impact its effective tax rate. The Company does not anticipate any significant changes in the unrecognized tax benefits during the next twelve months.
Stock-Based Compensation
The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $6 million in the first quarter of 2010, as compared to no allocation of costs in the first quarter of 2009.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Variable Interest Entity
In June 2009, the FASB issued ASU 2009-17, Amendments to FASB Interpretation 46(R). This standard amends the consolidation guidance that applies to VIEs and affects the overall consolidation analysis under ASC 810-10, Consolidation. The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of ASC 810-10, as well as qualifying special purpose entities that are currently outside the scope of ASC 810-10. Accordingly, the Company reconsidered its previous ASC 810-10 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. ASU 2009-17 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company adopted the standard as of January 1, 2010.
Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward which is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.
NOTE 4 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the three months ended March 31, 2010 and the year ended December 31, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2010:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	March 31, 2010
Assets:
Cash equivalents	$137	$—	$—	$137
Nuclear decommissioning trusts	577	282	—	859
Other investments	43	54	—	97
Derivative assets — FTRs	—	—	1	1

Total	$757	$336	$1	$1,094

Liabilities:
Derivative liabilities — Emissions	—	(8)	—	(8)

Total	$—	$(8)	$—	$(8)

Net Assets at March 31, 2010	$757	$328	$1	$1,086

Assets:
Current(1)	$137	$—	$1	$138
Noncurrent(2)	620	336	—	956

Total Assets	$757	$336	$1	$1,094

Liabilities:
Current	$—	$(5)	$—	$(5)
Noncurrent	—	(3)	—	(3)

Total Liabilities	$—	$(8)	$—	$(8)

Net Assets at March 31, 2010	$757	$328	$1	$1,086

(1)	Includes $137 million of cash equivalents that are included in the Consolidated Statements of Financial Position in Cash and Cash Equivalents.

(2)	Includes $97 million of other investments that are included in the Consolidated Statements of Financial Position in Other Investments.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Asset balance as of January 1	$2	4
Changes in fair value recorded in regulatory assets/liabilities	(1)	(2)
Transfers in/out of Level 3	—	(2)

Asset balance as of March 31	$1	$—

The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to regulatory assets and liabilities held at March 31, 2010 and 2009	$—	$1

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. No significant transfers between Levels 1, 2 or 3 occurred in the three months ended March 31, 2010. Transfers out of Level 3 in 2009 reflect increased reliance on broker quotes for certain transactions.
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
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. For non-exchange traded fixed income securities, the trustees receive prices from pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. Detroit Edison has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Detroit Edison selectively corroborates the fair values of securities by comparison of market-based price sources.
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
Fair Value of Financial Instruments
The fair value of long-term debt is determined by using quoted market prices when available and a discounted cash flow analysis based upon estimated current borrowing rates when quoted market prices are not available. The table below shows the fair value relative to the carrying value for long-term debt securities. Certain other financial instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value. See Note 5 for further information on financial and derivative instruments.

	March 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.1 billion	$4.9 billion	$5.2 billion	$5.0 billion
Nuclear Decommissioning Trust Funds
Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. See Note 6 for additional information.
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
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	March 31,	December 31,
(in Millions)	2010	2009
Fermi 2	$831	$790
Fermi 1	2	3
Low level radioactive waste	26	24

Total	$859	$817

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Realized gains	$9	$17
Realized losses	$(8)	$(26)
Proceeds from sales of securities	$59	$113
Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Asset retirement obligation, Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of March 31, 2010
Equity securities	$445	$152
Debt securities	401	19
Cash and cash equivalents	13	—

	$859	$171

As of December 31, 2009
Equity securities	$420	$135
Debt securities	388	17
Cash and cash equivalents	9	—

	$817	$152

The debt securities at both March 31, 2010 and December 31, 2009 had an average maturity of approximately 5 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $44 million and $102 million of unrealized losses as regulatory assets at March 31, 2010 and 2009, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges for the three months ended March 31, 2010 and 2009 for Fermi 1.

Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	March 31, 2010		December 31, 2009
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$53	$53	$105	$105
Equity securities	$4	$4	$4	$4
As of March 31, 2010 these securities are comprised primarily of money-market and equity securities. Gains (losses) related to trading securities held at March 31, 2010 and March 31, 2009 were $2 million and $(3) million, respectively.
NOTE 5 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
The Company recognizes all derivatives on the Consolidated Statements of Financial Position at their fair value unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for the derivative are recognized in earnings each period. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.
Detroit Edison’s primary market risk exposure is associated with commodity prices, credit and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities, until realized.
The following represents the fair value of derivative instruments as of March 31, 2010:

	Balance Sheet	Fair
(in Millions)	Location	Value
FTRs	Other current assets	$1
Emissions	Other current liabilities	(5)
Emissions	Other non-current liabilities	(3)

Total derivatives not designated as hedging instrument		$(7)

Total derivatives:
Current		$(4)
Noncurrent		(3)

Total derivatives as reported		$(7)

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position is a $1 million loss related to FTRs recognized in Regulatory liabilities for the three months ended March 31, 2010.
The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2010:

Commodity	Number of Units
Emissions (Tons)	4,486
FTRs (MW)	6,142
NOTE 6 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the asset retirement obligations for the three months ended March 31, 2010 follows:

(in Millions)
Asset retirement obligations at January 1, 2010	$1,300
Accretion	21
Liabilities incurred	9
Liabilities settled	(1)

Asset retirement obligations at March 31, 2010	1,329
Less amount included in current liabilities	(13)

$1,316

Substantially all of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
NOTE 7 — REGULATORY MATTERS
Energy Optimization Plans
In March 2009, Detroit Edison filed an Energy Optimization Plan with the MPSC as required under 2008 PA 295. The Energy Optimization Plan application is designed to help each customer class reduce their electric usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. In March 2010, Detroit Edison filed an amended Energy Optimization Plan with the MPSC. Detroit Edison’s amended Energy Optimization Plan application proposed the recovery of energy optimization expenditures for the period 2010-2015 of $406 million and further requests approval of surcharges that are designed to recover these costs. In April 2010, Detroit Edison filed its 2009 Energy Optimization reconciliation. This filing reconciles 2009 actual Energy Optimization billed revenues with 2009 actual Energy Optimization costs by rate class. Any 2009 over/under recovery of costs have been carried forward and reflected as part of the utility’s March 2010 amended Energy Optimization filing. Also addressed in this filing is the effectiveness of the 2009 Energy Optimization programs relative to legislative targets for energy savings and the calculation of the 2009 performance incentive for the utility based on meeting or exceeding legislative targets.
Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)
In March 2010, Detroit Edison filed an application with the MPSC for approval of its UETM for 2009 requesting recovery of approximately $4.5 million consisting of costs related to 2009 uncollectible expense and associated carrying charges.

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
The following table summarizes Detroit Edison’s PSCR reconciliation filing currently pending with the MPSC:

			PSCR Cost of	Description of Net
PSCR Year	Date Filed	Net Over-recovery	Power Sold	Over-recovery
2009	March 2010	$15.6 million	$1.1 billion	The total amount reflects an over-recovery of $10.9 million, plus $4.7 million in accrued interest due to customers
Other
The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 8 — LONG-TERM DEBT
In March 2010, Detroit Edison agreed to issue and sell $300 million of 4.89%, 10-year Senior Notes to a group of institutional investors in a private placement transaction. The notes are expected to close and fund in September 2010 with proceeds used to repay a portion of Detroit Edison’s 6.125% Senior Notes due October 2010.
NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
Detroit Edison has a $69 million, five-year unsecured revolving credit agreement expiring in October 2010 and a $212 million, two-year unsecured revolving credit agreement expiring in April 2011. The five-year and two-year credit facilities are with a syndicate of 22 banks and may be used for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. No one bank provides more than 8.5% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. The above agreements require the Company to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1. At March 31, 2010, the debt to total capitalization ratio for Detroit Edison is 0.51 to 1. Should we have delinquent obligations of at least $50 million to any creditor; such delinquency will be considered a default under our credit agreements.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2009. The Company estimates Detroit Edison will make future undiscounted capital expenditures of up to $73 million in 2010 and up to $2.2 billion of additional capital expenditures through 2019 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.
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
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million over the four to six years subsequent to 2008 in additional capital expenditures to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld EPA’s use of this provision in determining best technology available for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published by summer 2010. The EPA has also proposed an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2010 and December 31, 2009, the Company had $9 million accrued for remediation.
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
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. We have begun work on an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long- term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.
Guarantees
In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.
Detroit Edison has guaranteed a bank term loan of $11 million related to the sale of its steam heating business to Thermal Ventures II, L.P. At March 31, 2010, the Company has reserves for the entire amount of the bank loan guarantee.
Labor Contracts
There are several bargaining units for the Company’s union employees. The majority of our union employees are under contracts that expire in June 2010 and August 2012.
Purchase Commitments
As of March 31, 2010, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $1.5 billion from 2010 through 2025. The Company also estimates that 2010 capital expenditures will be approximately $960 million. The Company has made certain commitments in connection with expected capital expenditures.
Bankruptcies
The Company purchases and sells electricity from and to numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of its customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on its consolidated financial statements.
Other Contingencies
The Company is involved in certain other legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims that it can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Company’s operations or financial statements in the periods they are resolved.
See Notes 5 and 7 for a discussion of contingencies related to derivatives and regulatory matters.
NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2010	2009	2010	2009
Service cost	$13	$11	$13	$12
Interest cost	38	39	24	26
Expected return on plan assets	(43)	(41)	(13)	(10)
Amortization of:
Net actuarial loss	18	9	9	12
Prior service cost	1	2	—	—
Net transition liability	—	—	1	1

Net periodic benefit cost	$27	$20	$34	$41

Pension and other Postretirement Contributions
The Company contributed $200 million to its pension plans during the first quarter of 2010, including a contribution of DTE Energy stock of $100 million (consisting of approximately 2.2 million shares valued at an average price of $44.97 per share).
The Company expects to contribute $90 million to its postretirement medical and life insurance benefit plans during 2010. No contributions were made to the plans in the first quarter of 2010.
Healthcare Legislation
In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act (HCERA) were enacted into law (collectively, the “Act”). The Act is a comprehensive health care reform bill. A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012.
Detroit Edison’s retiree healthcare plan includes the provision of postretirement prescription drug coverage (“coverage”) which is included in the calculation of the recorded other postemployment benefit (OPEB) obligation. Because the Company’s coverage meets certain criteria, Detroit Edison is eligible to receive the Medicare Part D subsidy. With the enactment of the Act, the subsidy will continue to not be subject to tax, but an equal amount of prescription drug coverage expenditures will not be deductible. Income tax accounting rules require the impact of a change in tax law be recognized in continuing operations in the Consolidated Statements of Operations in the period that the tax law change is enacted.
This change in tax law required a remeasurement of the Deferred Tax Asset related to the OPEB obligation and the Deferred Tax Liability related to the OPEB Regulatory Asset. The net impact of the remeasurement is $18 million and has been deferred as a Regulatory Asset as the traditional rate setting process allows for the recovery of income tax costs.
NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$75	$35
Inventories	—	13
Accrued pension liability — affiliates	(93)	(42)
Accounts payable	21	(11)
Accrued PSCR refund	(3)	75
Income taxes payable	77	56
Postretirement obligation — affiliates	6	10
Other assets	(9)	60
Other liabilities	2	(42)

	$76	$154

Part I — Item 2.
Part I — Item 2.
The Detroit Edison Company
Management’s Narrative Analysis of Results of Operations
The Management’s Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.
Detroit Edison’s results for the three months ended March 31, 2010 as compared to the comparable 2009 period are discussed below:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Revenues	$1,146	$1,118
Fuel and Purchased Power	343	340

Gross Margin	803	778
Operation and Maintenance	309	316
Depreciation and Amortization	204	188
Taxes Other Than Income	65	60
Asset Gains, Net	(1)	—

Operating Income	226	214
Other (Income) and Deductions	79	84
Income Tax Provision	56	52

Net Income	$91	$78

Operating Income as a Percentage of Operating Revenues	20%	19%
Gross margin increased $25 million in the first quarter of 2010 as compared to the same period in 2009. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months
January 2010 rate order	$53
Securitization bond and tax surcharge rate increase	13
Restoration tracker	(10)
Regulatory Asset Revenue surcharge	(13)
Other	(18)

Increase in gross margin	$25

	Three Months Ended
	March 31
(in Thousands of MWh)	2010	2009
Electric Sales
Residential	3,665	3,738
Commercial	3,942	4,423
Industrial	2,475	2,637
Other	802	817

	10,884	11,615
Interconnections sales (1)	1,310	1,035

Total Electric Sales	12,194	12,650

Electric Deliveries
Retail and Wholesale	10,884	11,615
Electric Customer Choice, including self generators (2)	1,103	317

Total Electric Sales and Deliveries	11,987	11,932

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

	Three Months Ended
Power Generated and Purchased	March 31
(in Thousands of MWh)	2010	2009
Power Plant Generation
Fossil	9,520	9,842
Nuclear	2,200	2,254

	11,720	12,096
Purchased Power	1,322	1,352

System Output	13,042	13,448
Less Line Loss and Internal Use	(848)	(798)

Net System Output	12,194	12,650

Average Unit Cost ($/MWh)
Generation (1)	$18.78	$17.30

Purchased Power	$32.30	$33.94

Overall Average Unit Cost	$20.15	$18.97

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense decreased $7 million in the first quarter of 2010 compared to the same period in 2009 primarily due to $10 million from continuous improvement initiatives and other cost reductions resulting in lower contract labor and outside services expense, information technology and other staff expenses, and lower other expenses of $6 million and reduced maintenance expenses of $4 million, partially offset by higher employee benefit-related expenses of $7 million and higher energy optimization and renewable energy expenses of $5 million.
Outlook — Economic conditions have resulted in reduced demand for electricity in our service territory and continued high levels in our uncollectible accounts receivable. The January 2010 MPSC rate order, provided for an uncollectible expense tracking mechanism and a revenue decoupling mechanism which assists in mitigating these impacts.
To address the impacts of economic conditions, we continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. We continue to favorably resolve outstanding regulatory issues, many of which were addressed by Michigan legislation. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, we face additional issues, such as higher levels of capital spending, volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue an intense focus on our continuous improvement efforts to improve productivity and decrease our costs while improving customer satisfaction.
Capital Resources and Liquidity
We expect cash flow from operations to increase over the long-term primarily as a result of new and existing state and federal regulations that will result in additional environmental and renewable energy investments which will increase the base from which rates are determined.
We have been impacted by unfavorable national and regional economic trends that have reduced demand for electricity in our service territory. We may be impacted by the delayed collection of underrecoveries of our PSCR costs and accounts receivable as a result of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.
We have a $69 million, five-year unsecured revolving credit agreement expiring in October 2010. We expect to pursue the renewal of that facility before its expiration. Given current conditions in the credit markets, we anticipate that the new facility will be similar to our April 2009 facility with respect to such items as bank participation, allocation levels and covenants. See Note 9 of the Notes to Consolidated Financial Statements.
We have approximately $660 million in long-term debt maturing in the next twelve months. In March 2010, Detroit Edison agreed to issue and sell $300 million of 4.89%, 10-year Senior Notes to a group of institutional investors in a private placement transaction. The notes are expected to close and fund in September 2010 with proceeds used to repay a portion of Detroit Edison’s $500 million 6.125% Senior Notes due October 2010. The additional $200 million maturing in October 2010 is expected to be funded through a planned debt issuance later in 2010. Substantially all of the remaining debt maturities relate to Securitization. The principal amount of the Securitization debt is funded through a surcharge payable by Detroit Edison’s electric customers.
In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act (HCERA) were enacted into law (collectively, the “Act”). The Act is a comprehensive health care reform bill. A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012. The Company is currently assessing other impacts the legislation may have on its healthcare costs. The Company contributed $200 million to its pension plans during the first quarter of 2010, including a contribution of DTE Energy stock of $100 million made on behalf of the Company. The Company has accrued a liability to repay to DTE Energy the value of the stock contribution in cash in April 2010. The Company expects to contribute $90 million to its postretirement medical and life insurance benefit plans during 2010. No contributions were made to the plans in the first quarter of 2010. See Note 11 of the Notes to Consolidated Financial Statements.
We believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, our business is capital intensive, and requires access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.

Part I — Item 4.
Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
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

Item 6. — Exhibits

Exhibit
Number	Description
Exhibits filed herewith:

31-55	Chief Executive Officer Section 302 Form 10-Q Certification

31-56	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-55	Chief Executive Officer Section 906 Form 10-Q Certification

32-56	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
Date: April 28, 2010	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President, Controller and Investor Relations and Chief Accounting Officer