Form 10-Q
period 2010-06-30
DETROIT EDISON CO
filed 2010-07-30
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2010
Commission file number 1-2198
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

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2010

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, Michigan Consolidated Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MNRE	Michigan Department of Natural Resources and Environment

MPSC	Michigan Public Service Commission

NRC	United States Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

VIE	Variable Interest Entity

Units of Measurement

GWh	Gigawatthour of electricity

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Detroit Edison. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	economic conditions resulting in changes in demand, customer conservation and increased thefts of electricity;
•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;
•	economic climate and population growth or decline in the geographic areas where we do business;
•	high levels of uncollectible accounts receivable;
•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;
•	instability in capital markets which could impact availability of short and long-term financing;
•	the timing and extent of changes in interest rates;
•	the level of borrowings;
•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;
•	the potential for increased costs or delays in completion of significant construction projects;
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;
•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, carbon tax or cap and trade structure and ash landfill regulations;
•	nuclear regulations and operations associated with nuclear facilities;
•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;
•	employee relations and the impact of collective bargaining agreements;
•	unplanned outages;
•	changes in the cost and availability of coal and other raw materials and purchased power;
•	cost reduction efforts and the maximization of plant and distribution system performance;
•	the effects of competition;
•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;
•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;
•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;
•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;
•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in and application of accounting standards and financial reporting regulations;
•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and
•	binding arbitration, litigation and related appeals.
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

Part I – Item 1.
The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	June 30	December 31
(in Millions)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$20	$34
Restricted cash	77	79
Accounts receivable (less allowance for doubtful accounts of $101 and $118, respectively)
Customer	707	696
Affiliates	7	3
Other	49	108
Inventories
Fuel	184	135
Materials and supplies	178	173
Notes Receivable
Affiliates	4	65
Other	—	3
Other	71	79

	1,297	1,375

Investments
Nuclear decommissioning trust funds	824	817
Other	102	104

	926	921

Property
Property, plant and equipment	15,686	15,451
Less accumulated depreciation and amortization	(6,239)	(6,133)

	9,447	9,318

Other Assets
Regulatory assets	3,325	3,333
Securitized regulatory assets	802	870
Intangible assets	15	9
Notes receivable — affiliates	12	17
Other	123	118

	4,277	4,347

Total Assets	$15,947	$15,961

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	June 30	December 31
(in Millions, Except Shares)	2010	2009
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$62	$74
Vendors and other	308	251
Accrued interest	84	83
Current portion of long-term debt, including capital leases	722	660
Short-term borrowings — affiliates	66	—
Other	273	261

	1,515	1,329

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	3,509	3,579
Securitization bonds	717	793
Capital lease obligations	20	25

	4,246	4,397

Other Liabilities
Deferred income taxes	1,888	1,871
Regulatory liabilities	759	711
Asset retirement obligations	1,337	1,285
Unamortized investment tax credit	71	75
Nuclear decommissioning	138	136
Accrued pension liability — affiliates	800	987
Accrued postretirement liability — affiliates	1,067	1,058
Other	227	239

	6,287	6,362

Commitments and Contingencies (Notes 7 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	718	693
Accumulated other comprehensive income (loss)	(15)	(16)

	3,899	3,873

Total Liabilities and Shareholder’s Equity	$15,947	$15,961

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$1,208	$1,108	$2,354	$2,226

Operating Expenses
Fuel and purchased power	390	372	733	712
Operation and maintenance	326	306	635	622
Depreciation and amortization	210	197	414	385
Taxes other than income	61	44	126	104
Asset gains, net	—	—	(1)	—

	987	919	1,907	1,823

Operating Income	221	189	447	403

Other (Income) and Deductions
Interest expense	77	84	158	163
Interest income	—	(1)	—	(1)
Other income	(9)	(10)	(17)	(17)
Other expenses	11	(12)	17	—

	79	61	158	145

Income Before Income Taxes	142	128	289	258

Income Tax Provision	55	49	111	101

Net Income	$87	$79	$178	$157

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30
(in Millions)	2010	2009
Operating Activities
Net income	$178	$157
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	414	385
Deferred income taxes	(1)	(23)
Asset gains, net	(1)	—
Changes in assets and liabilities, exclusive of changes shown separately	(67)	132

Net cash from operating activities	523	651

Investing Activities
Plant and equipment expenditures	(401)	(490)
Restricted cash for debt redemptions	2	18
Proceeds from sale of nuclear decommissioning trust fund assets	128	182
Investment in nuclear decommissioning trust funds	(145)	(190)
Other	57	(102)

Net cash used for investing activities	(359)	(582)

Financing Activities
Issuance of long-term debt	—	65
Redemption of long-term debt	(85)	(150)
Short-term borrowings, net	66	(75)
Capital contribution by parent company	—	250
Dividends on common stock	(152)	(152)
Other	(7)	(12)

Net cash used for financing activities	(178)	(74)

Net Decrease in Cash and Cash Equivalents	(14)	(5)
Cash and Cash Equivalents at Beginning of Period	34	30

Cash and Cash Equivalents at End of Period	$20	$25

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2009	138,632	$1,386	$1,810	$693	$(16)	$3,873

Net income	—	—	—	178	—	178
Dividends declared on common stock	—	—	—	(153)	—	(153)
Benefit obligations, net of tax	—	—	—	—	1	1

Balance, June 30, 2010	138,632	$1,386	$1,810	$718	$(15)	$3,899

The following table displays other comprehensive income for the six-month periods ended June 30:

(in Millions)	2010	2009
Net income	$178	$157
Other comprehensive income, net of tax:
Benefit obligations, net of taxes	1	—
Net unrealized gains on investments:
Amounts reclassified to income, net of taxes	—	(1)

Comprehensive income	$179	$156

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Corporate Structure
Detroit Edison is a Michigan public utility engaged in the generation, purchase, distribution and sale of electric energy to approximately 2.1 million customers in southeastern Michigan. Detroit Edison is regulated by the MPSC and FERC. In addition, we are regulated by other federal and state regulatory agencies including the NRC, the EPA and MNRE.
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
The Consolidated Financial Statements are unaudited, but in the Company’s opinion include all adjustments necessary for a fair presentation of such financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.
Certain prior year balances were reclassified to match the current year’s financial statement presentation.
Principles of Consolidation — Variable Interest Entity (VIE)
As discussed in Note 3, effective January 1, 2010, the Company adopted the provisions of ASU 2009-17, Amendments to FASB Interpretation 46(R). ASU 2009-17 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards-based model to a qualitative determination. There is no grandfathering of previous consolidation conclusions. As a result, the Company re-evaluated all prior VIE and primary beneficiary determinations. The requirements of ASU 2009-17 were adopted on a prospective basis.
The Company evaluates whether an entity is a VIE whenever reconsideration events occur. The Company consolidates VIEs for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. The Company performs ongoing reassessments of all VIEs to determine if the primary beneficiary status has changed.
In 2001, Detroit Edison financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. Detroit Edison performs servicing activities including billing and collecting surcharge revenue for Securitization. Under ASU 2009-17, this entity is now a VIE, and continues to be consolidated as the Company is the primary beneficiary. The maximum risk exposure related to Securitization is reflected on the Company’s Consolidated Statements of Financial Position.
The following table summarizes the major balance sheet items at June 30, 2010 restricted for Securitization that are either (1) assets that can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

June 30,
(in Millions)	2010
ASSETS
Restricted cash	$77
Accounts receivable	46
Securitized regulatory assets	802
Other assets	18

$943

LIABILITIES
Accounts payable and accrued current liabilities	$19
Current portion long-term debt, including capital leases	144
Other current liabilities	44
Securitization bonds	717
Other long term liabilities	5

$929

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Income Taxes
The Company had $5 million of unrecognized tax benefits at June 30, 2010 and December 31, 2009, that, if recognized, would favorably impact its effective tax rate. The Company does not anticipate any significant changes in the unrecognized tax benefits during the next twelve months.
Stock-Based Compensation
The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $6 million and $5 million for the three months ended June 30, 2010 and 2009, respectively, while such allocation was $12 million and $5 million for the six months ended June 30, 2010 and 2009, respectively.
Government Grants
Grants are recognized when there is reasonable assurance that the grant will be received and that any conditions associated with the grant will be met. When grants are received related to Property, Plant and Equipment, the Company reduces the basis of the assets on the Consolidated Statements of Financial Position, resulting in lower depreciation expense over the life of the associated asset. Grants received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.
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
NOTE 4 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the six months ended June 30, 2010 and the year ended December 31, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2010:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	June 30, 2010
Assets:
Nuclear decommissioning trusts	$548	$276	$—	$824
Other investments	38	54	—	92
Derivative assets — FTRs	—	—	3	3

Total	$586	$330	$3	$919

Liabilities:
Derivative liabilities — Emissions	—	(8)	—	(8)

Total	$—	$(8)	$—	$(8)

Net Assets at June 30, 2010	$586	$322	$3	$911

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	June 30, 2010
Assets:
Current	$	$—	$3	$3
Noncurrent(1)	586	330	—	916

Total Assets	$586	$330	$3	$919

Liabilities:
Current	$—	$(5)	$—	$(5)
Noncurrent	—	(3)	—	(3)

Total Liabilities	$—	$(8)	$—	$(8)

Net Assets at June 30, 2010	$586	$322	$3	$911

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2009:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2009
Assets:
Cash equivalents	$15	$—	$—	$15
Nuclear decommissioning trusts and other investments	589	325	—	914
Derivative assets	—	—	2	2

Total	$604	$325	$2	$931

Liabilities:
Derivative liabilities	—	(8)	—	(8)

Total	$—	$(8)	$—	$(8)

Net Assets at December 31, 2009	$604	$317	$2	$923

(1)	Includes $92 million of other investments that are included in the Consolidated Statements of Financial Position in Other Investments.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2010	2009	2010	2009
Asset balance as of beginning of the period	$1	$1	$2	$4
Changes in fair value recorded in regulatory assets/liabilities	4	—	3	(2)
Purchases, issuances and settlements	(2)	1	(2)	2
Transfers in/out of Level 3	—	—	—	(2)

Asset balance as of June 30	$3	$2	$3	$2

The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2010 and 2009	$3	$1	$3	$2

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. No significant transfers between Levels 1, 2 or 3 occurred in the three and six months ended June 30, 2010. Transfers out of Level 3 in 2009 reflect increased reliance on broker quotes for certain transactions.

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
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees determine that another price source is considered to be preferable. Detroit Edison has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Detroit Edison selectively corroborates the fair values of securities by comparison of market-based price sources.
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

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.3 billion	$4.9 billion	$5.2 billion	$5.0 billion
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
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.
The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	June 30,	December 31,
(in Millions)	2010	2009
Fermi 2	$794	$790
Fermi 1	3	3
Low level radioactive waste	27	24

Total	$824	$817

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2010	2009	2010	2009
Realized gains	$12	$3	$21	$19
Realized losses	(11)	(7)	(19)	(34)
Proceeds from sales of securities	69	69	128	182
Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Asset retirement obligation, Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of June 30, 2010
Equity securities	$404	$115
Debt securities	408	25
Cash and cash equivalents	12	—

	$824	$140

As of December 31, 2009
Equity securities	$420	$135
Debt securities	388	17
Cash and cash equivalents	9	—

	$817	$152

The debt securities at both June 30, 2010 and December 31, 2009 had an average maturity of approximately 5 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $61 million and $76 million of unrealized losses as Regulatory assets at June 30, 2010 and 2009, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges for the three and six months ended June 30, 2010 and 2009 for Fermi 1.
Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	June 30, 2010		December 31, 2009
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$103	$103	$105	$105
Equity securities	4	4	4	4
As of June 30, 2010 these securities are comprised primarily of money-market and equity securities. Gains (losses) related to trading securities held at June 30, 2010 and June 30, 2009 were $(2) million and $1 million, respectively.
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
The following represents the fair value of derivative instruments as of June 30, 2010:

	Balance Sheet	Fair
(in Millions)	Location	Value
FTRs	Other current assets	$3
Emissions	Other current liabilities	(5)
Emissions	Other non-current liabilities	(3)

Total derivatives not designated as hedging instrument		$(5)

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position is a $4 million and $3 million gain related to FTRs recognized in Regulatory liabilities for the three and six months ended June 30, 2010, respectively.
The following represents the cumulative gross volume of derivative contracts outstanding as of June 30, 2010:

Commodity	Number of Units
Emissions (Tons)	4,486
FTRs (MW)	122,250
NOTE 6 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the asset retirement obligations for the six months ended June 30, 2010 follows:

(in Millions)
Asset retirement obligations at December 31, 2009	$1,300
Accretion	43
Liabilities incurred	10
Liabilities settled	(3)

Asset retirement obligations at June 30, 2010	1,350
Less amount included in current liabilities	(13)

$1,337

Substantially all of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
NOTE 7 — REGULATORY MATTERS
Energy Optimization (EO) Plans
In March 2009, Detroit Edison filed an EO Plan with the MPSC as required under 2008 PA 295. The EO Plan application is designed to help each customer class reduce their electric usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. In March 2010, Detroit Edison filed an amended EO Plan with the MPSC. Detroit Edison’s amended EO Plan application proposed the recovery of EO expenditures for the period 2010-2015 of $406 million and further requested approval of surcharges to recover these costs, including a financial incentive mechanism. The MPSC has approved the amended EO Plan and the surcharge and tariff sheets reflecting the exclusion of the financial incentive mechanism. The disposition of the financial incentive mechanism is expected to be addressed in the EO reconciliation cases.
Detroit Edison Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation
In March 2010, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2009 RETM and LCT. The Company’s 2009 restoration and line clearance expenses are less than the amount provided in rates. Accordingly, Detroit Edison has proposed a refund in the amount of approximately $16 million, including appropriate carry charges.
Detroit Edison Regulatory Asset Recovery Surcharge (RARS) Reconciliation
In April 2010, Detroit Edison filed an application with the MPSC for approval of the final reconciliation of its RARS. Detroit Edison has proposed a refund of approximately $26 million, including appropriate carry charges.
Power Supply Cost Recovery Proceedings
The PSCR process is designed to allow Detroit Edison to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. Detroit Edison’s power supply costs include fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowances costs, urea costs, transmission costs and MISO costs. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.
2008 Plan Year - An MPSC order was issued on July 1, 2010 approving a 2008 PSCR under collection amount of $15.6 million and the recovery of this amount as part of the 2009 PSCR reconciliation. In addition, the order approved Detroit Edison’s Pension Equalization Mechanism reconciliation and authorized the Company to refund the $49.9 million over-recovery, plus interest, to customers beginning with the August 2010 billing month.
The following table summarizes Detroit Edison’s PSCR reconciliation filing currently pending with the MPSC:

		Net Over-recovery,	PSCR Cost of
PSCR Year	Date Filed	including interest	Power Sold
2009	March 2010	$15.6 million	$1.1 billion
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
NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
Detroit Edison has a $69 million, five-year unsecured revolving credit agreement expiring in October 2010 and a $212 million, two-year unsecured revolving credit agreement expiring in April 2011. The five-year and two-year credit facilities are with a syndicate of 22 banks and may be used for general corporate borrowings, but are intended to provide liquidity support for our commercial paper program. No one bank provides more than 8.5% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. The above agreements require the Company to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1. At June 30, 2010, the debt to total capitalization ratio for Detroit Edison is 0.51 to 1. Should we have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2009. The Company estimates Detroit Edison will make future undiscounted capital expenditures of up to $73 million in 2010 and up to $2.2 billion of additional capital expenditures through 2019 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five Detroit Edison power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. An additional NOV/FOV was received in June 2010 related to a recent project and outage at Unit 2 of the Monroe Power Plant. The Company believes that the plants identified by the EPA have complied with applicable regulations. Depending upon the outcome of the Company’s discussions with the EPA regarding the NOV/FOV, the EPA could bring legal action against Detroit Edison. The Company could also be required to install additional pollution control equipment at some or all of the power plants in question, consider early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld EPA’s use of this provision in determining best technology available for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published by the end of 2010, with a final rule scheduled for 2012. The EPA has also proposed an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2010 and December 31, 2009, the Company had $9 million accrued for remediation.
Landfill— Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.
The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published on June 21, 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers.
Nuclear Operations
Property Insurance
Detroit Edison maintains property insurance policies specifically for the Fermi 2 plant. These policies cover such items as replacement power and property damage. The Nuclear Electric Insurance Limited (NEIL) is the primary supplier of the insurance policies.
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
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company has begun work on an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.
Guarantees
In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.
Detroit Edison has guaranteed a bank term loan of $10 million related to the sale of its steam heating business to Thermal Ventures II, L.P. At June 30, 2010, the Company has reserves for the entire amount of the bank loan guarantee.
Labor Contracts
There are several bargaining units for the Company’s approximately 2,800 represented employees. In July 2010, a new three-year agreement was ratified covering approximately 2,400 represented employees. The remaining represented employees are under a contract that expires in August 2012.
Purchase Commitments
As of June 30, 2010, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy contracts. The Company estimates that these commitments will be approximately $1.5 billion from 2010 through 2025. The Company also estimates that 2010 capital expenditures will be approximately $900 million. The Company has made certain commitments in connection with expected capital expenditures.
Bankruptcies
The Company sells electricity to numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of its customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on its consolidated financial statements.
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
NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2010	2009	2010	2009
Three Months Ended June 30
Service cost	$13	$11	$11	$10
Interest cost	38	39	24	25
Expected return on plan assets	(43)	(41)	(13)	(10)
Amortization of:
Net actuarial loss	18	9	9	14
Prior service cost	1	2	—	—
Net transition liability	—	—	1	1

Net periodic benefit cost	$27	$20	$32	$40

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2010	2009	2010	2009
Six Months Ended June 30
Service cost	$26	$21	$23	$23
Interest cost	76	79	48	51
Expected return on plan assets	(86)	(82)	(26)	(21)
Amortization of:
Net actuarial loss	35	19	19	26
Prior service cost	3	3	1	1
Net transition liability	—	—	1	1

Net periodic benefit cost	$54	$40	$66	$81

Pension and other Postretirement Contributions
The Company contributed $200 million to its pension plans during the first quarter of 2010, including a contribution of DTE Energy stock of $100 million (consisting of approximately 2.2 million shares valued at an average price of $44.97 per share).
The Company expects to contribute $90 million to its postretirement medical and life insurance benefit plans during 2010. No contributions were made to the plans for the three and six month periods ended June 30, 2010.

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
NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30
(in Millions)	2010	2009
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(37)	$45
Inventories	(53)	(2)
Accrued pension liability — affiliates	(186)	(54)
Accounts payable	59	(41)
Accrued PSCR refund	(23)	82
Income taxes payable	100	14
Postretirement obligation — affiliates	10	16
Other assets	47	97
Other liabilities	16	(25)

	$(67)	$132

Part I — Item 2.
The Detroit Edison Company
Management’s Narrative Analysis of Results of Operations
The Management’s Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.
Overview
Impact of Economic Conditions
Beginning in the 2010 second quarter, Detroit Edison has experienced increases in residential, industrial and interconnection sales. Commercial sales continue to be lower due primarily to customers participating in the electric Customer Choice program. The residential and industrial sales increases are a result of a slight improvement in economic conditions, particularly in the automotive and steel industries and their related suppliers and other ancillary businesses. The impact of customers participating in the electric Customer Choice program is mitigated by the Customer Incentive Mechanism (CIM). The CIM is an over/under recovery mechanism which measures non-fuel revenues that are lost or gained as a result of fluctuations in electric Customer Choice sales. If annual electric Customer Choice sales exceed the baseline amount from Detroit Edison’s most recent rate case, 90% of its lost non-fuel revenues associated with sales above that level may be recovered from bundled customers. If annual electric Customer Choice sales decrease below the baseline, the company must refund 100% of its increase in non-fuel revenues associated with sales below that level to bundled customers.
We expect to minimize the impacts of declines in average customer usage through regulatory mechanisms which decouple our revenue levels from sales volumes. The January 2010 MPSC order in Detroit Edison’s 2009 rate case provided for, among other items, the implementation of a pilot Revenue Decoupling Mechanism (RDM) effective February 1, 2010. The RDM enables Detroit Edison to recover or refund the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established in the MPSC order. The RDM for Detroit Edison addresses changes in customer usage due to general economic conditions and conservation, but does not shield Detroit Edison from the impacts of lost customers. In addition, the pilot RDM shields Detroit Edison from the impact of weather on customer usage. The RDM is subject to review by the MPSC after the initial one-year pilot program.
We have been impacted by the timing and level of recovery in the national and regional economies. As discussed further below, economic conditions impact our ability to collect amounts due from our customers and drive increased thefts of electricity. In the face of these economic conditions, we are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects. We are actively managing our cash, capital expenditures, cost structure and liquidity to maintain our financial strength. See the Capital Resources and Liquidity section that follows for further discussion of our liquidity outlook.
Collectibility of Accounts Receivable on Utility Operations
We continue to experience high levels of past due receivables primarily attributable to economic conditions. Our service territory continues to experience high levels of unemployment, underemployment and low income households, home foreclosures and a lack of adequate levels of assistance for low-income customers. Despite the economic conditions, total arrears were reduced during 2010. We have taken actions to manage the level of past due receivables, including increasing customer disconnections, contracting with collection agencies and working with Michigan officials and others to increase the share of low-income funding allocated to our customers. Detroit Edison has an uncollectible expense tracking mechanism that enables it to recover or refund 80 percent of the difference between the actual uncollectible expense for each year and the $66 million level reflected in base rates. The uncollectible tracking mechanism requires an annual reconciliation proceeding before the MPSC.

Results of Operations
Detroit Edison’s results for the three and six months ended June 30, 2010 as compared to the comparable 2009 periods are discussed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$1,208	$1,108	$2,354	$2,226
Fuel and Purchased Power	390	372	733	712

Gross Margin	818	736	1,621	1,514
Operation and Maintenance	326	306	635	622
Depreciation and Amortization	210	197	414	385
Taxes Other Than Income	61	44	126	104
Asset Gains, Net	—	—	(1)	—

Operating Income	221	189	447	403
Other (Income) and Deductions	79	61	158	145
Income Tax Provision	55	49	111	101

Net Income	$87	$79	$178	$157

Operating Income as a Percentage of Operating Revenues	18%	17%	19%	18%
Gross margin increased $82 million in the second quarter of 2010 and $107 million in the six-month period ended June 30, 2010. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Six Months
January 2010 rate order	$52	$104
Restoration tracker	7	(3)
Securitization bond and tax surcharge rate increase	4	17
Regulatory Asset Revenue surcharge	(10)	(21)
Other	29	10

Increase in gross margin	$82	$107

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2010	2009	2010	2009
Electric Sales
Residential	3,602	3,147	7,267	6,885
Commercial	3,988	4,536	7,930	8,959
Industrial	2,605	2,385	5,081	5,022
Other	799	782	1,600	1,599

	10,994	10,850	21,878	22,465
Interconnections sales (1)	1,450	1,189	2,760	2,224

Total Electric Sales	12,444	12,039	24,638	24,689

Electric Deliveries
Retail and Wholesale	10,994	10,850	21,878	22,465
Electric Customer Choice, including self generators (2)	1,283	344	2,386	661

Total Electric Sales and Deliveries	12,277	11,194	24,264	23,126

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Power Generated and Purchased

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2010	2009	2010	2009
Power Plant Generation
Fossil	9,595	9,852	19,115	19,694
Nuclear	2,087	1,486	4,287	3,740

	11,682	11,338	23,402	23,434
Purchased Power	1,474	1,464	2,796	2,816

System Output	13,156	12,802	26,198	26,250
Less Line Loss and Internal Use	(712)	(763)	(1,560)	(1,561)

Net System Output	12,444	12,039	24,638	24,689

Average Unit Cost ($/MWh)
Generation (1)	$18.96	$18.97	$18.87	$18.10

Purchased Power	$45.60	$41.83	$39.31	$38.05

Overall Average Unit Cost	$21.95	$21.58	$21.05	$20.24

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense increased $20 million in the second quarter of 2010 and $13 million in the six-month period ended June 30, 2010. The increase for the second quarter is primarily due to higher storm expenses of $13 million, higher energy optimization and renewable energy expenses of $7 million, higher maintenance expenses of $5 million, higher employee benefit-related expenses of $4 million and higher other expenses of $10 million, partially offset by reduced uncollectible expenses of $19 million. The increase for the six-month period is primarily due to higher storm and line clearance expenses of $13 million, higher energy optimization and renewable energy expenses of $13 million, higher employee benefit-related expenses of $8 million, partially offset by reduced uncollectible expenses of $19 million.
Taxes other than income were higher by $17 million in the 2010 second quarter and $22 million in the 2010 six-month period due primarily to a $13 million reduction in property tax expense in 2009 due to refunds received in partial settlement of appeals of assessments for prior years.
Outlook —To address the impacts of economic conditions, we continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. The January 2010 MPSC order provided for an uncollectible expense tracking mechanism and a revenue decoupling mechanism which assists in mitigating the impacts of economic conditions in our service territory. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, we face additional issues, such as higher levels of capital spending, volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue an intense focus on our continuous improvement efforts to improve productivity and decrease our costs while improving customer satisfaction.
Environmental Matters
Global Climate Change
Climate regulation and/or legislation is being proposed and discussed within the U.S. Congress and the EPA. In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACESA). The ACESA includes a cap and trade program that would start in 2012 and provides for costs to emit greenhouse gases. Despite action by the Senate Environmental and Public Works Committee to pass a similar but more stringent bill in October 2009 and the release of the American Power Act discussion draft by Senators Kerry and Lieberman in 2010, full Senate action on a climate bill is unlikely in 2010. Meanwhile, the EPA is beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures and the purchase of emission allowances from market sources. We would seek to recover these incremental costs through increased rates charged to our customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities. It is not possible to quantify these impacts on Detroit Edison or its customers at this time.
See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding environmental matters.
Capital Resources and Liquidity
We expect cash flow from operations to increase over the long-term primarily as a result of new and existing state and federal regulations that will result in additional environmental and renewable energy investments which will increase the base from which rates are determined.
We continue to be impacted by national and regional economic conditions. We may be impacted by the delayed collection of underrecoveries of our PSCR costs and accounts receivable as a result of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.
We have a $69 million, five-year unsecured revolving credit facility expiring in October 2010. We are pursuing a replacement for that facility before its expiration. Given current conditions in the credit markets, we anticipate that the terms of the new facility will be substantially similar to our existing $212 million two-year revolving credit facility that expires in April 2011 with respect to such items as bank participation, allocation levels and covenants. We are also pursuing an extension of that two-year facility. See Note 9 of the Notes to Consolidated Financial Statements.
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
In April 2010, the Company signed an agreement with the U.S. Department of Energy for a grant of approximately $84 million in matching funds on total anticipated spending of approximately $168 million related to the accelerated deployment of smart grid technology in Michigan through 2012. The smart grid technology includes the establishment of an advanced metering infrastructure and other technologies that address improved electric distribution service. See Note 2 of the Notes to Consolidated Financial Statements.

We believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, our business is capital intensive, and requires access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of the Company’s power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. In June 2010, EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant. We believe that the plants identified by the EPA have complied with applicable regulations. Depending upon the outcome of our discussions with the EPA regarding the NOV/FOV, the EPA could bring legal action against the Company. The Company could also be required to install additional pollution control equipment at some or all of the power plants in question, consider early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
Item 1A. — Risk Factors
There are various risks associated with the operations of Detroit Edison. To provide a framework to understand the operating environment of Detroit Edison, we have provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company’s 2009 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future. In addition to the risk factors set forth in our 10-K, the following updated risk could affect our performance.
A work interruption may adversely affect us. Unions represent approximately 2,800 of our employees. A union choosing to strike would have an impact on our business. One union representing a small group of employees is currently negotiating its first contract. We cannot predict the outcome of any of these contract negotiations. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

Item 6. — Exhibits

Exhibit
Number	Description
Exhibits filed herewith:

12-37	Computation of Ratio of Earnings to Fixed Charges

31-57	Chief Executive Officer Section 302 Form 10-Q Certification

31-58	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-57	Chief Executive Officer Section 906 Form 10-Q Certification

32-58	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

(Registrant)

Date: July 30, 2010	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer