Form 10-Q
period 2010-09-30
DETROIT EDISON CO
filed 2010-10-29
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2010
Commission file number 1-2198
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

The Detroit Edison Company
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2010

Page
Definitions	1
Forward-Looking Statements	2
Part I — Financial Information
Item 1. Financial Statements
Consolidated Statements of Financial Position (Unaudited)	4
Consolidated Statements of Operations (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	7
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Narrative Analysis of Results of Operations	24
Item 4. Controls and Procedures	28
Part II — Other Information
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 6. Exhibits	30
Signature	31
EX-4.269
EX-4.270
EX-4.271
EX-4.272
EX-12.38
EX-31.59
EX-31.60
EX-32.59
EX-32.60

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, Michigan Consolidated Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MNRE	Michigan Department of Natural Resources and Environment

MPSC	Michigan Public Service Commission

NRC	United States Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

RDM	Revenue Decoupling Mechanism

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

VIE	Variable Interest Entity

Units of Measurement

GWh	Gigawatthour of electricity

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

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

Part I — Item 1.
The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$22	$34
Restricted cash	43	79
Accounts receivable (less allowance for doubtful accounts of $99 and $118, respectively)
Customer	695	696
Affiliates	15	3
Other	29	108
Inventories
Fuel	180	135
Materials and supplies	180	173
Notes Receivable
Affiliates	89	65
Other	—	3
Prepaid property taxes	89	44
Other	67	35

	1,409	1,375

Investments
Nuclear decommissioning trust funds	890	817
Other	107	104

	997	921

Property
Property, plant and equipment	15,868	15,451
Less accumulated depreciation and amortization	(6,384)	(6,133)

	9,484	9,318

Other Assets
Regulatory assets	3,260	3,333
Securitized regulatory assets	767	870
Intangible assets	21	9
Notes receivable — affiliates	9	17
Other	139	118

	4,196	4,347

Total Assets	$16,086	$15,961

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions, Except Shares)	2010	2009
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$54	$74
Vendors and other	274	251
Accrued interest	77	83
Current portion of long-term debt, including capital leases	311	660
Other	317	261

	1,033	1,329

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,026	3,579
Securitization bonds	643	793
Capital lease obligations	20	25

	4,689	4,397

Other Liabilities
Deferred income taxes	1,939	1,871
Regulatory liabilities	758	711
Asset retirement obligations	1,357	1,285
Unamortized investment tax credit	69	75
Nuclear decommissioning	147	136
Accrued pension liability — affiliates	808	987
Accrued postretirement liability — affiliates	1,072	1,058
Other	226	239

	6,376	6,362

Commitments and Contingencies (Notes 7 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	807	693
Accumulated other comprehensive income (loss)	(15)	(16)

	3,988	3,873

Total Liabilities and Shareholder’s Equity	$16,086	$15,961

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$1,444	$1,289	$3,798	$3,515

Operating Expenses
Fuel and purchased power	484	400	1,217	1,112
Operation and maintenance	325	306	960	928
Depreciation and amortization	230	222	644	607
Taxes other than income	54	43	180	147
Asset gains, net	—	—	(1)	—

	1,093	971	3,000	2,794

Operating Income	351	318	798	721

Other (Income) and Deductions
Interest expense	83	82	241	245
Interest income	(1)	—	(1)	(1)
Other income	(10)	(12)	(27)	(29)
Other expenses	6	5	23	5

	78	75	236	220

Income Before Income Taxes	273	243	562	501

Income Tax Provision	108	94	219	195

Net Income	$165	$149	$343	$306

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30
(in Millions)	2010	2009
Operating Activities
Net income	$343	$306
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	644	607
Deferred income taxes	78	(2)
Asset gains, net	(1)	—
Changes in assets and liabilities, exclusive of changes shown separately	(87)	112

Net cash from operating activities	977	1,023

Investing Activities
Plant and equipment expenditures	(641)	(640)
Restricted cash for debt redemptions	36	60
Proceeds from sale of nuclear decommissioning trust fund assets	179	237
Investment in nuclear decommissioning trust funds	(204)	(251)
Notes receivable from affiliates	(30)	(148)
Other	(34)	(28)

Net cash used for investing activities	(694)	(770)

Financing Activities
Issuance of long-term debt	595	65
Redemption of long-term debt	(652)	(213)
Short-term borrowings, net	—	(75)
Capital contribution by parent company	—	250
Dividends on common stock	(228)	(228)
Other	(10)	(13)

Net cash used for financing activities	(295)	(214)

Net Increase (Decrease) in Cash and Cash Equivalents	(12)	39
Cash and Cash Equivalents at Beginning of Period	34	30

Cash and Cash Equivalents at End of Period	$22	$69

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2009	138,632	$1,386	$1,810	$693	$(16)	$3,873

Net income	—	—	—	343	—	343
Dividends declared on common stock	—	—	—	(229)	—	(229)
Benefit obligations, net of tax	—	—	—	—	1	1

Balance, September 30, 2010	138,632	$1,386	$1,810	$807	$(15)	$3,988

The following table displays other comprehensive income for the nine-month periods ended September 30:

(in Millions)	2010	2009
Net income	$343	$306
Other comprehensive income, net of tax:
Benefit obligations, net of taxes	1	2
Net unrealized gains on investments:
Amounts reclassified to income, net of taxes	—	(2)

Comprehensive income	$344	$306

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Corporate Structure
Detroit Edison is an electric utility engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeast Michigan. Detroit Edison is regulated by the MPSC and FERC. In addition, we are regulated by other federal and state regulatory agencies including the NRC, the EPA and the MNRE.
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
The following table summarizes the major balance sheet items at September 30, 2010 restricted for Securitization that are either (1) assets that can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

September 30,
(in Millions)	2010
ASSETS
Restricted cash	$43
Accounts receivable	48
Securitized regulatory assets	767
Other assets	14

$872

LIABILITIES
Accounts payable and accrued current liabilities	$4
Other current liabilities	59
Current portion long-term debt, including capital leases	150
Securitization bonds	643
Other long term liabilities	6

$862

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Income Taxes
The Company had $6 million and $5 million of unrecognized tax benefits at September 30, 2010 and December 31, 2009, respectively, that, if recognized, would favorably impact its effective tax rate. During the next twelve months, it is reasonably possible that DTE Energy and its subsidiaries will settle certain federal tax audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $77 million within the next twelve months.
Stock-Based Compensation
The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $5 million and $6 million for the three months ended September 30, 2010 and 2009, respectively, while such allocation was $17 million and $11 million for the nine months ended September 30, 2010 and 2009, respectively.
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
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Variable Interest Entity
In June 2009, the FASB issued ASU 2009-17, Amendments to FASB Interpretation 46(R). This standard amends the consolidation guidance that applies to VIEs and affects the overall consolidation analysis under ASC 810-10, Consolidation. The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of ASC 810-10, as well as qualifying special purpose entities that are currently outside the scope of ASC 810-

10. Accordingly, the Company reconsidered its previous ASC 810-10 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. ASU 2009-17 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company adopted the standard as of January 1, 2010.
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
NOTE 4 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2010 and December 31, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2010:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	September 30, 2010
Assets:
Nuclear decommissioning trusts	$606	$284	$—	$890
Other investments	42	55	—	97
Derivative assets — FTRs	—	—	2	2

Total	$648	$339	$2	$989

Liabilities:
Derivative liabilities — Emissions	—	(7)	—	(7)

Total	$—	$(7)	$—	$(7)

Net Assets at September 30, 2010	$648	$332	$2	$982

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	September 30, 2010
Assets:
Current	$—	$—	$2	$2
Noncurrent(1)	648	339	—	987

Total Assets	$648	$339	$2	$989

Liabilities:
Current	$—	$(6)	$—	$(6)
Noncurrent	—	(1)	—	(1)

Total Liabilities	$—	$(7)	$—	$(7)

Net Assets at September 30, 2010	$648	$332	$2	$982

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2009:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2009
Assets:
Cash equivalents	$15	$—	$—	$15
Nuclear decommissioning trusts and other investments	589	325	—	914
Derivative assets	—	—	2	2

Total	$604	$325	$2	$931

Liabilities:
Derivative liabilities	—	(8)	—	(8)

Total	$—	$(8)	$—	$(8)

Net Assets at December 31, 2009	$604	$317	$2	$923

(1)	Includes $97 million of other investments that are included in the Consolidated Statements of Financial Position in Other Investments.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Asset balance as of beginning of the period	$3	$2	$2	$4
Changes in fair value recorded in regulatory assets/liabilities	—	(1)	4	(2)
Purchases, issuances and settlements	(1)	—	(4)	1
Transfers in/out of Level 3	—	—	—	(2)

Asset balance as of September 30	$2	$1	$2	$1

The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2010 and 2009	$—	$(1)	$2	$2

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. No significant transfers between Levels 1, 2 or 3 occurred in the three and nine months ended September 30, 2010. Transfers out of Level 3 in 2009 reflect increased reliance on broker quotes for certain transactions.
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

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.5 billion	$5.0 billion	$5.2 billion	$5.0 billion
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
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.
The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	September 30,	December 31,
(in Millions)	2010	2009
Fermi 2	$861	$790
Fermi 1	3	3
Low level radioactive waste	26	24

Total	$890	$817

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Realized gains	$8	$9	$29	$28
Realized losses	(6)	(12)	(25)	(45)
Proceeds from sales of securities	51	55	179	237
Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of September 30, 2010
Equity securities	$462	$151
Debt securities	417	29
Cash and cash equivalents	11	—

	$890	$180

As of December 31, 2009
Equity securities	$420	$135
Debt securities	388	17
Cash and cash equivalents	9	—

	$817	$152

The debt securities at both September 30, 2010 and December 31, 2009 had an average maturity of approximately 5 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $51 million and $48 million of unrealized losses as Regulatory assets at September 30, 2010 and December 31, 2009, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges for the three and nine months ended September 30, 2010 and September 30, 2009, for Fermi 1.
Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	September 30, 2010		December 31, 2009
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$64	$64	$105	$105
Equity securities	4	4	4	4
As of September 30, 2010, these securities are comprised primarily of money-market and equity securities. Gains related to trading securities held at September 30, 2010 and September 30, 2009 were $3 million and $6 million, respectively.

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
The following represents the fair value of derivative instruments as of September 30, 2010:

	Balance Sheet	Fair
(in Millions)	Location	Value
FTRs	Other current assets	$2
Emissions	Other current liabilities	(6)
Emissions	Other non-current liabilities	(1)

Total derivatives not designated as hedging instrument		$(5)

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position are $1 million in losses related to Emissions recognized in Regulatory assets and $4 million in gains related to FTRs recognized in Regulatory liabilities for the nine months ended September 30, 2010.
The following represents the cumulative gross volume of derivative contracts outstanding as of September 30, 2010:

Commodity	Number of Units
Emissions (Tons)	4,650
FTRs (MW)	87,013
NOTE 6 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the asset retirement obligations for the nine months ended September 30, 2010 follows:

(in Millions)
Asset retirement obligations at December 31, 2009	$1,300
Accretion	64
Liabilities incurred	10
Liabilities settled	(4)

Asset retirement obligations at September 30, 2010	1,370
Less amount included in current liabilities	(13)

$1,357

Substantially all of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
NOTE 7 — REGULATORY MATTERS
2010 Electric Rate Case Filing
Detroit Edison filed a rate case on October 29, 2010 based on a projected twelve-month period ending March 31, 2012. The filing with the MPSC requested a $443 million increase in base rates that is required to recover higher costs associated with environmental compliance, operation and maintenance of the Company’s electric distribution system and generation plants, inflation, the capital costs of plant additions, the reduction in territory sales, the impact from the expiration of certain wholesale for resale contracts and the increased migration of customers to the electric Customer Choice program. Detroit Edison also proposed certain adjustments which could reduce the net impact on the required increase in rates by approximately $190 million. These adjustments relate to electric Customer Choice migration, pension and other postretirement benefits expenses and the Nuclear Decommissioning surcharge.
Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)
In March 2010, Detroit Edison filed an application with the MPSC for approval of its UETM for 2009 requesting recovery of approximately $4.5 million consisting of costs related to 2009 uncollectible expense and associated carrying charges. In August 2010, the MPSC determined that the UETM was effective with its January 2010 order in Detroit Edison’s rate case and dismissed the request for UETM expenses for 2009.
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
2011 Plan Year — In September 2010, Detroit Edison filed its 2011 PSCR plan case seeking approval of a levelized PSCR factor of 2.98 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.2 billion. The plan also includes approximately $36 million for the recovery of its projected 2010 PSCR under-recovery.
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

NOTE 8 — LONG-TERM DEBT
Debt Issuances
In 2010, the Company has issued the following long-term debt:
(in Millions)

Month Issued	Type	Interest Rate	Maturity	Amount

August	Senior Notes(1)	3.45%	2020	$300
September	Senior Notes(1)(2)	4.89%	2020	300

				$600

(1)	Proceeds were used to repay a portion of Detroit Edison’s $500 million 6.125% Senior Notes due October 1, 2010 and for general corporate purposes.

(2)	These bonds were priced in March 2010 in a private placement transaction which was closed and funded in September 2010.
Debt Retirements and Redemptions
In 2010, the following debt has been retired:
(in Millions)

Month Retired	Type	Interest Rate	Maturity	Amount

September	Senior Notes(1)	6.125%	2010	$500

(1)	These Senior Notes, maturing October 1, 2010, were optionally redeemed on September 30, 2010.
NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
In August 2010, Detroit Edison entered into an amended and restated $212 million two-year unsecured revolving credit agreement and a new $63 million three-year unsecured revolving credit agreement with a syndicate of 23 banks that may be used for general corporate borrowings, but are intended to provide liquidity support for the Company’s commercial paper program. No one bank provides more than 8.25% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates.
The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2010, the total funded debt to total capitalization ratio for Detroit Edison was 0.51 to 1. Should we have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2009. The Company estimates Detroit Edison will make capital expenditures of approximately $70 million in 2010 and up to $2.2 billion of additional capital expenditures through 2019 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of Detroit Edison’s power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA is requesting the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA is requesting the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating.
Detroit Edison believes that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, consider early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. Detroit Edison cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA’s use of this provision in determining best technology available for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published in the first quarter of 2011, with a final rule scheduled for mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2010 and December 31, 2009, the Company had $9 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.
Landfill — Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.
The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published on June 21, 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.
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
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. In 2011, the Company expects to begin loading spent nuclear fuel into an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.
Guarantees
In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.
Detroit Edison has guaranteed a bank term loan of $11 million related to the sale of its steam heating business to Thermal Ventures II, L.P. At September 30, 2010, the Company has reserves for the entire amount of the bank loan guarantee.
Labor Contracts
There are several bargaining units for the Company’s approximately 2,800 represented employees. In the 2010 third quarter, a new three-year agreement was ratified covering approximately 2,400 represented employees. The remaining represented employees are under a contract that expires in August 2012.
Purchase Commitments
As of September 30, 2010, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy contracts. The Company estimates that these commitments will be approximately $1.5 billion from 2010 through 2025. The Company also estimates that 2010 capital expenditures will be approximately $900 million. The Company has made certain commitments in connection with expected capital expenditures.
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
NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2010	2009	2010	2009
Three Months Ended September 30
Service cost	$13	$11	$12	$11
Interest cost	38	39	24	26
Expected return on plan assets	(43)	(41)	(13)	(10)
Amortization of:
Net actuarial loss	18	9	10	13
Prior service cost	1	2	—	—
Net transition liability	—	—	—	1

Net periodic benefit cost	$27	$20	$33	$41

Nine Months Ended September 30
Service cost	$39	$32	$35	$34
Interest cost	115	119	71	77
Expected return on plan assets	(129)	(124)	(39)	(31)
Amortization of:
Net actuarial loss	53	29	29	39
Prior service cost	4	5	1	1
Net transition liability	—	—	2	2

Net periodic benefit cost	$82	$61	$99	$122

Pension and Other Postretirement Contributions
The Company contributed $200 million to its pension plans during the first quarter of 2010, including a contribution of DTE Energy stock of $100 million (consisting of approximately 2.2 million shares valued at an average price of $44.97 per share).
The Company expects to contribute $90 million to its postretirement medical and life insurance benefit plans during 2010. No contributions were made to the plans for the three and nine month periods ended September 30, 2010.

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
NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30
(in Millions)	2010	2009
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(8)	$22
Inventories	(38)	(11)
Accrued pension liability — affiliates	(179)	(65)
Accounts payable	34	(52)
Income taxes payable	119	46
Postretirement obligation — affiliates	14	25
Other assets	(47)	40
Other liabilities	18	107

	$(87)	$112

Part I — Item 2.
The Detroit Edison Company
Management’s Narrative Analysis of Results of Operations
The Management’s Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.
Overview
Detroit Edison has experienced increased electric sales in 2010 driven by higher residential and interconnection sales, partially offset by decreases in industrial and commercial sales. The residential sales increase is a result of warmer summer weather. Industrial sales are lower due to reduced demand from customers in the automotive and steel industries and their related suppliers and other ancillary businesses. Commercial sales continue to be lower due primarily to customers participating in the electric Customer Choice program. The impact of customers participating in the electric Customer Choice program is mitigated by the Choice Incentive Mechanism (CIM). The CIM is an over/under recovery mechanism which measures non-fuel revenues that are lost or gained as a result of fluctuations in electric Customer Choice sales. If annual electric Customer Choice sales exceed the baseline amount from Detroit Edison’s most recent rate case, 90 percent of its lost non-fuel revenues associated with sales above that level may be recovered from bundled customers. If annual electric Customer Choice sales decrease below the baseline, the Company must refund 100 percent of its increase in non-fuel revenues associated with sales below that level to bundled customers.
We have an RDM that is designed to minimize the impact on revenues of changes in average customer usage of electricity. The January 2010 MPSC order in Detroit Edison’s 2009 rate case provided for, among other items, the implementation of a pilot RDM effective February 1, 2010. The RDM enables Detroit Edison to recover or refund the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established in the MPSC order. The RDM for Detroit Edison addresses changes in customer usage due to general economic conditions and conservation, but does not shield Detroit Edison from the impacts of lost customers. In addition, the pilot RDM materially shields Detroit Edison from the impact of weather on customer usage. The RDM is subject to review by the MPSC after the initial one-year pilot program.
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
We continue to experience high levels of past due receivables primarily attributable to economic conditions. Our service territory continues to experience high levels of unemployment, underemployment and low income households, home foreclosures and a lack of adequate levels of assistance for low-income customers. We have taken actions to manage the level of past due receivables, including customer assistance forums, contracting with collection agencies, working with Michigan officials and others to increase the share of low-income funding allocated to our customers, and increasing customer disconnections. As a result of actions taken to manage the level of past due receivables, arrears were reduced in 2010. Detroit Edison has an uncollectible expense tracking mechanism that enables it to recover or refund 80 percent of the difference between the actual uncollectible expense for each year and the $66 million level reflected in base rates. The uncollectible tracking mechanism requires an annual reconciliation proceeding before the MPSC.

Results of Operations
Detroit Edison’s results for the three and nine months ended September 30, 2010 as compared to the comparable 2009 periods are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$1,444	$1,289	$3,798	$3,515
Fuel and Purchased Power	484	400	1,217	1,112

Gross Margin	960	889	2,581	2,403
Operation and Maintenance	325	306	960	928
Depreciation and Amortization	230	222	644	607
Taxes Other Than Income	54	43	180	147
Asset Gains, Net	—	—	(1)	—

Operating Income	351	318	798	721
Other (Income) and Deductions	78	75	236	220
Income Tax Provision	108	94	219	195

Net Income	$165	$149	$343	$306

Operating Income as a Percentage of Operating Revenues	24%	25%	21%	21%
Gross margin increased $71 million in the third quarter of 2010 and $178 million in the nine-month period ended September 30, 2010. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Nine Months
Weather, net of RDM	50	50
Restoration and line clearance tracker	29	27
Customer Choice, net of CIM	(9)	(17)
2010 rate order, surcharges and other	1	118

Increase in gross margin	$71	$178

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2010	2009	2010	2009
Electric Sales
Residential	5,034	4,107	12,301	10,992
Commercial	4,730	4,806	12,660	13,764
Industrial	2,357	2,562	7,438	7,584
Other	798	799	2,398	2,399

	12,919	12,274	34,797	34,739
Interconnections sales (1)	1,270	1,644	4,031	3,868

Total Electric Sales	14,189	13,918	38,828	38,607

Electric Deliveries
Retail and Wholesale	12,919	12,274	34,797	34,739
Electric Customer Choice, including self generators (2)	1,289	337	3,675	998

Total Electric Sales and Deliveries	14,208	12,611	38,472	35,737

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Power Generated and Purchased

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2010	2009	2010	2009
Power Plant Generation
Fossil	11,224	10,729	30,339	30,424
Nuclear	2,368	2,367	6,656	6,106

	13,592	13,096	36,995	36,530
Purchased Power	1,669	1,753	4,465	4,569

System Output	15,261	14,849	41,460	41,099
Less Line Loss and Internal Use	(1,072)	(931)	(2,632)	(2,492)

Net System Output	14,189	13,918	38,828	38,607

Average Unit Cost ($/MWh)
Generation (1)	$19.81	$18.01	$19.22	$18.07

Purchased Power	$51.07	$35.50	$43.71	$37.07

Overall Average Unit Cost	$23.23	$20.08	$21.85	$20.18

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense increased $19 million in the third quarter of 2010 and $32 million in the nine-month period ended September 30, 2010. The increase for the third quarter is primarily due to higher restoration and line clearance expenses of $28 million and higher energy optimization and renewable energy expenses of $3 million, partially offset by lower generation expenses of $6 million, lower employee benefit-related expenses of $3 million and reduced uncollectible expenses of $3 million. The increase for the nine-month period is primarily due to higher restoration and line clearance expenses of $33 million, higher energy optimization and renewable energy expenses of $16 million, higher legal expenses of $11 million and higher employee benefit-related expenses of $6 million, partially offset by reduced uncollectible expenses of $22 million and lower generation expenses of $14 million.
Taxes other than income were higher by $11 million in the 2010 third quarter and $33 million in the 2010 nine-month period due primarily to a $17 million and $30 million, respectively, reduction in property tax expense in 2009 due to refunds received in partial settlement of appeals of assessments for prior years.
Outlook —We continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. The 2010 MPSC order provided for an uncollectible expense tracking mechanism which assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in customer usage due to general economic conditions and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility in the future. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, we face additional issues, such as higher levels of capital spending, volatility in prices for coal and other commodities, increased transportation costs, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue an intense focus on our continuous improvement efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.
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
We may be impacted by the delayed collection of underrecoveries of our PSCR costs and the impact of the UETM on accounts receivable as a result of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.
In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act (HCERA) were enacted into law (collectively, the “Act”). The Act is a comprehensive health care reform bill. A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012. We are currently assessing other impacts the legislation may have on our active and retiree healthcare costs. The Company contributed $200 million to its pension plans during the first quarter of 2010, including a contribution of DTE Energy stock of $100 million made on behalf of the Company. The Company has repaid DTE Energy the value of the stock contribution in cash. The Company expects to contribute $90 million to its postretirement medical and life insurance benefit plans during 2010. No contributions were made to the plans in the nine months ended September 30, 2010. As a result of the continued downward trend in long-term interest rates, we expect our 2011 pension and other postretirement benefit costs to increase as compared to 2010.
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
The Company filed a rate case on October 29, 2010 that requests an increase in base rates that is required to recover higher costs associated with environmental compliance, operation and maintenance of the Company’s electric distribution system and generation plants, inflation, the capital costs of plant additions, the reduction in territory sales, the impact from the expiration of certain wholesale for resale contracts and the increased migration of customers to the electric Customer Choice program. See Note 7 of the Notes to Consolidated Financial Statements.
We believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, our business is capital intensive, and requires access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of Detroit Edison’s power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA is requesting the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA is requesting the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating.
Detroit Edison believes that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, consider early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. Detroit Edison cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
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

Item 6. — Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

4-269	Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (2010 Series B)

4-270	Thirty-First Supplemental Indenture, dated as of August 1, 2010 to the Collateral Trust Indenture, dated as of June 1, 1993 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2010 Series B 3.45% Senior Notes due 2020)

4-271	Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (2010 Series A)

4-272	Thirty-Second Supplemental Indenture, dated as of September 1, 2010, by and between the Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2010 Series A 4.89% Senior Notes due 2020)

12-38	Computation of Ratio of Earnings to Fixed Charges

31-59	Chief Executive Officer Section 302 Form 10-Q Certification

31-60	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits incorporated herein by reference:

4-273	Form of Amended and Restated Detroit Edison Two-Year Credit Agreement, dated as of April 29, 2009 and amended and restated as of August 20, 2010, by and among The Detroit Edison Company the lenders party thereto, Barclays Bank plc, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.1 to Detroit Edison Form 8-K filed on August 26, 2010).

4-274	Form of Detroit Edison Three-Year Credit Agreement, dated as of August 20, 2010, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank plc, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.2 to Detroit Edison Form 8-K filed on August 26, 2010).

Exhibits furnished herewith:

32-59	Chief Executive Officer Section 906 Form 10-Q Certification

32-60	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
Date: October 29, 2010	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer