Form 10-K
period 2010-12-31
DETROIT EDISON CO
filed 2011-02-18
CIK 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
DOCUMENTS INCORPORATED BY REFERENCE
None

The Detroit Edison Company
Annual Report on Form 10-K
Year Ended December 31, 2010

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

CIM	A Choice Incentive Mechanism authorized by the MPSC that allows Detroit Edison to recover or refund non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales.

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company ( a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, Michigan Consolidated Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

HCERA	Health Care and Education Reconciliation Act of 2010

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MDNRE	Michigan Department of Natural Resources and Environment

MPSC	Michigan Public Service Commission

NRC	United States Nuclear Regulatory Commission

PPACA	Patient Protection and Affordable Care Act of 2010

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage of electricity

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

VIE	Variable Interest Entity

Units of Measurement

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Detroit Edison. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	economic conditions resulting in changes in demand, customer conservation and increased thefts of electricity;
•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;
•	economic climate and population changes in the geographic areas where we do business;
•	high levels of uncollectible accounts receivable;
•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;
•	instability in capital markets which could impact availability of short and long-term financing;
•	the timing and extent of changes in interest rates;
•	the level of borrowings;
•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;
•	the potential for increased costs or delays in completion of significant construction projects;
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;
•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent emission controls, a renewable portfolio standard, energy efficiency mandates, a carbon tax or cap and trade structure and ash landfill regulations;
•	nuclear regulations and operations associated with nuclear facilities;
•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;
•	employee relations and the impact of collective bargaining agreements;
•	unplanned outages;
•	changes in the cost and availability of coal and other raw materials and purchased power;
•	cost reduction efforts and the maximization of plant and distribution system performance;
•	the effects of competition;
•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;
•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;
•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;
•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;
•	changes in and application of accounting standards and financial reporting regulations;
•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and
•	binding arbitration, litigation and related appeals.
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

Part I
Items 1. and 2. Business and Properties
General
Detroit Edison is a Michigan corporation organized in 1903 and is a wholly-owned subsidiary of DTE Energy. Detroit Edison is a public utility subject to regulation by the MPSC and the FERC. Detroit Edison is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan.
References in this report to “we,” “us,” “our” or “Company” are to Detroit Edison.
Our generating plants are regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA and the MDNRE. Electricity is generated from our several fossil plants, a hydroelectric pumped storage plant and a nuclear plant, and is purchased from electricity generators, suppliers and wholesalers.
The electricity we produce and purchase is sold to three major classes of customers: residential, commercial and industrial, principally throughout southeastern Michigan.
Revenue by Service

(in Millions)	2010	2009	2008
Residential	$2,052	$1,820	$1,726
Commercial	1,629	1,702	1,753
Industrial	688	730	894
Other	479	299	289

Subtotal	4,848	4,551	4,662
Interconnection sales(1)	145	163	212

Total Revenue	$4,993	$4,714	$4,874

(1)	Represents power that is not distributed by Detroit Edison.
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
Fuel Supply and Purchased Power
Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have long-term and short-term contracts for a total purchase of approximately 30 million tons of low-sulfur western coal to be delivered from 2011 through 2013 and approximately 5 million tons of Appalachian coal to be delivered from 2011 through 2012. All of these contracts have pricing schedules. We have approximately 98% of our 2011 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have our expected western rail requirements under contract for the next five years. All of our eastern coal rail requirements are under contract through 2012 and approximately 50% of this requirement is under contract in 2013. Our expected vessel transportation requirements for delivery of purchased coal to our generating facilities are under contract through 2014.
Detroit Edison participates in the energy market through MISO. We offer our generation in the market on a day-ahead, real-time and FTR basis and bid for power in the market to serve our load. We are a net purchaser of power that supplements our generation capability to meet customer demand during peak cycles.

In 2008, a renewable portfolio standard was established for Michigan electric providers targeting 10% of electricity sold to retail customers from renewable energy by 2015. Detroit Edison has approximately 251 MW of renewable energy under contract at December 31, 2010 representing approximately 4% of electricity sold to retail customers. Approximately 40 MW is in commercial operation at December 31, 2010 with an additional 211 MW expected in commercial operation in 2011 or early 2012.
Properties
Detroit Edison owns generating plants and facilities that are located in the State of Michigan. Substantially all of our property is subject to the lien of a mortgage.
Generating plants owned and in service as of December 31, 2010 are as follows:

		Summer Net
	Location by	Rated
	Michigan	Capability(1)
Plant Name	County	(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River(2)	St. Clair	1,044	9.5	1984 and 1985
Conners Creek	Wayne	239	2.1	1951
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	94	0.9	1968
Marysville	St. Clair	84	0.8	1943 and 1947
Monroe(3)	Monroe	3,027	27.6	1971, 1973 and 1974
River Rouge	Wayne	523	4.8	1957 and 1958
St. Clair(4)	St. Clair	1,368	12.5	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	698	6.4	1949 and 1968

		7,862	71.7
Oil or Gas-fueled Peaking Units	Various	1,101	10.0	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2(5)	Monroe	1,087	9.9	1988
Hydroelectric Pumped Storage Ludington(6)	Mason	917	8.4	1973

		10,967	100.0

(1)	Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	The Belle River capability represents Detroit Edison’s entitlement to 81% of the capacity and energy of the plant. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

(3)	The Monroe power plant provided 38% of Detroit Edison’s total 2010 power generation.

(4)	Excludes one oil-fueled unit (250 MW) in cold standby status.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.
Detroit Edison owns and operates 674 distribution substations with a capacity of approximately 33,585,000 kilovolt-amperes (kVA) and approximately 412,100 line transformers with a capacity of approximately 23,849,000 kVA.
Circuit miles of electric distribution lines owned and in service as of December 31, 2010:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,345	13,916
24 kV	181	696
40 kV	2,278	381
120 kV	54	13

	30,858	15,006

There are numerous interconnections that allow the interchange of electricity between Detroit Edison and electricity providers external to our service area. These interconnections are generally owned and operated by ITC Transmission, an unrelated company, and connect to neighboring energy companies.
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
Strategy and Competition
We strive to be the preferred supplier of electrical generation in southeast Michigan. We can accomplish this goal by working with our customers, communities and regulatory agencies to be a reliable, low-cost supplier of electricity. To ensure generation and network reliability we continue to make capital investments in our generating plants and distribution system, which will improve plant availability, operating efficiencies and environmental compliance in areas that have a positive impact on reliability with the goal of high customer satisfaction.
Our distribution operations focus on improving reliability, restoration time and the quality of customer service. We seek to lower our operating costs by improving operating efficiencies. Revenues from year to year will vary due to weather conditions, economic factors, regulatory events and other risk factors as discussed in the “Risk Factors” in Item 1A. of this Report. We are minimizing the impacts of changes in average customer usage through regulatory mechanisms which decouple our revenue levels from sales volumes.
The electric Customer Choice program in Michigan allows all of our electric customers to purchase their electricity from alternative electric suppliers of generation services, subject to limits. Customers choosing to purchase power from alternative electric suppliers represented approximately 10% of retail sales in 2010 and 3% of retail sales in 2009 and 2008. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers whose MPSC-authorized full service rates exceed their cost of service. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan are adjusting the pricing disparity over five years and have placed a 10% cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance. In addition, we have a Choice Incentive Mechanism, which is an over/under recovery mechanism that measures non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales. If annual electric Customer Choice sales exceed the baseline amount from Detroit Edison’s most recent rate case, 90 percent of its lost non-fuel revenues associated with sales above that level may be recovered from full service customers. If annual electric Customer Choice sales decrease below the baseline, the Company must refund 90 percent of its increase in non-fuel revenues associated with sales below that level to full service customers. We expect that in 2011 customers choosing to purchase power from alternative electric suppliers will represent approximately 10% of retail sales.

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

(in Millions)
Air	$2,100
Water	55
MGP sites	4
Other sites	21

Estimated total future expenditures through 2020	$2,180

Estimated 2011 expenditures	$239

Estimated 2012 expenditures	$276

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
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five Detroit Edison power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. An additional NOV/FOV was received in June 2010 related to a recent project and outage at Unit 2 of the Monroe Power Plant.
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in May 2011.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
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
Manufactured Gas Plant (MGP) and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as MGP sites. Detroit Edison owns, or previously owned, three former MGP sites. In addition to the MGP sites, we are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electrical distribution substations, and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years.
Landfill— Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.
The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published on June 21, 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either, to designate coal ash as a “Hazardous Waste” as defined by RCRA or to regulate coal ash as non-hazardous waste under RCRA. However, agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA were to designate coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.
Global Climate Change
Climate regulation and/or legislation is being proposed and discussed within the U.S. Congress and the EPA. Despite passage of a greenhouse gas cap and trade bill by the U.S. House in June 2009, the Senate has been unable to pass a similar climate bill. A greenhouse gas cap and trade program is not expected to be included in energy or climate bills to be considered by the 112th Congress. Meanwhile, the EPA is beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. The EPA regulation of greenhouse gases (GHGs) begins in 2011 requiring the best available control technology (BACT) for major sources or modifications to existing major sources that cause significant increases in GHG emissions. The impact of this rule is uncertain until BACT is better defined by the permitting agencies. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for Detroit Edison. It is not possible to quantify these impacts on Detroit Edison or its customers at this time.
See Notes 10 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

EMPLOYEES
We had approximately 4,700 employees as of December 31, 2010, of which approximately 2,700 were represented by unions. The majority of our union employees are under contracts that expire in August 2012 and June 2013.
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
Regional and national economic conditions can have an unfavorable impact on us. Our business follows the economic cycles of the customers we serve. We provide services to the domestic automotive and steel industries which have undergone considerable financial distress, exacerbating the decline in regional economic conditions. Should national or regional economic conditions further decline, reduced volumes of electricity and collections of accounts receivable could result in decreased earnings and cash flow.
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
We are subject to rate regulation. Our electric rates are set by the MPSC and the FERC and cannot be changed without regulatory authorization. We may be negatively impacted by new regulations or interpretations by the MPSC, the FERC or other regulatory bodies. Our ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers’ rates. Our regulators also may decide to disallow recovery of certain costs in customers’ rates if they determine that those costs do not meet the standards for recovery under our governing laws and regulations. The State of Michigan elected a new governor and legislature in November 2010 and we cannot predict whether the resulting changes in political conditions will affect the regulations or interpretations affecting Detroit Edison. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rate increases or require us to incur additional expenses.
We may be required to refund amounts we collect under self-implemented rates. Michigan law allows utilities to self-implement rate changes six months after a rate filing, subject to certain limitations. However, if the final rate case order provides for lower rates than we have self-implemented, we must refund the difference, with interest. We have self-implemented rates in the past and have been ordered to make refunds to customers. Our financial performance may be negatively affected if the MPSC sets lower rates in future rate cases than those we have self-implemented, thereby requiring us to issue refunds. We cannot predict what rates an MPSC order will adopt in future rate cases.
Michigan’s electric Customer Choice program could negatively impact our financial performance. The electric Customer Choice program, as originally contemplated in Michigan, anticipated an eventual transition to a totally deregulated and competitive environment where customers would be charged market-based rates for their electricity. The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. In addition, such regulated electric rates for certain groups of our customers exceed the cost of service to those customers. Due to distorted pricing mechanisms during the initial implementation period of electric Customer Choice, many commercial customers chose alternative electric suppliers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a cap on the total potential Customer Choice related migration. However, even with the electric Customer Choice-related relief received in recent Detroit Edison rate orders and the legislated 10 percent cap on participation in the electric Customer Choice program, there continues to be financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and full service electric price changes.

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
Our ability to access capital markets is important. Our ability to access capital markets is important to operate our businesses. In the past, turmoil in credit markets has constrained, and may again in the future constrain, our ability as well as the ability of our subsidiaries to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. We have substantial amounts of credit facilities that expire in 2012 and 2013. We intend to seek to renew the facilities on or before the expiration dates. However, we cannot predict the outcome of these efforts, which could result in a decrease in amounts available and/or an increase in our borrowing costs and negatively impact our financial performance.
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
The supply and/or price of energy commodities and/or related services may impact our financial results. We are dependent on coal for much of our electrical generating capacity. Price fluctuations, fuel supply disruptions and increases in transportation costs could have a negative impact on the amounts we charge our customers for electricity. We have hedging strategies and regulatory recovery mechanisms in place to mitigate negative fluctuations in commodity supply prices, but there can be no assurances that our financial performance will not be negatively impacted by price fluctuations.
The supply and/or price of other industrial raw and finished inputs and/or related services may impact our financial results. We are dependent on supplies of certain commodities, such as copper and limestone, among others, and industrial materials and services in order to maintain day-to-day operations and maintenance of our facilities. Price fluctuations or supply interruptions for these commodities and other items could have a negative impact on the amounts we charge our customers for our products.
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
A work interruption may adversely affect us. Unions represent approximately 2,700 of our employees. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.
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
In February 2008, DTE Energy was named as one of approximately 24 defendant oil, power and coal companies in a lawsuit filed in a United States District Court. DTE Energy was served with process in March 2008. The plaintiffs, the Native Village of Kivalina and City of Kivalina, which are home to approximately 400 people in Alaska, claim that the defendants’ business activities have contributed to global warming and, as a result, higher temperatures are damaging the local economy and leaving the island more vulnerable to storm activity in the fall and winter. As a result, the plaintiffs are seeking damages of up to $400 million for relocation costs associated with moving the village to a safer location, as well as unspecified attorney’s fees and expenses. On October 15, 2009, the U.S. District Court granted defendants’ motions dismissing all of plaintiffs’ federal claims in the case on two independent grounds: (1) the court lacks subject matter jurisdiction to hear the claims because of the political question doctrine; and (2) plaintiffs lack standing to bring their claims. The court also dismissed plaintiffs’ state law claims because the court lacked supplemental jurisdiction over them after it dismissed the federal claims; the dismissal of the state law claims was without prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit.
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of Detroit Edison’s power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in May 2011.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and Detroit Edison cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
For additional discussion on legal matters, see Notes 10 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of the 138,632,324 issued and outstanding shares of common stock of Detroit Edison, par value $10 per share, are owned by DTE Energy, and constitute 100% of the voting securities of Detroit Edison. Therefore, no market exists for our common stock.
We paid cash dividends on our common stock of $305 million in 2010, 2009, and 2008.
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

(in Millions)	2010	2009	2008
Operating Revenues	$4,993	$4,714	$4,874
Fuel and Purchased Power	1,580	1,491	1,778

Gross Margin	3,413	3,223	3,096
Operation and Maintenance	1,305	1,277	1,322
Depreciation and Amortization	849	844	743
Taxes Other Than Income	237	205	232
Asset (Gains) Losses, Reserves and Impairments, Net	(6)	(2)	(1)

Operating Income	1,028	899	800
Other (Income) and Deductions	317	295	283
Income Tax Provision	270	228	186

Net Income	$441	$376	$331

Gross margin increased $190 million in 2010 and increased $127 million in 2009. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	2010	2009
Weather, net of RDM	$84	$(66)
Energy optimization and renewable surcharge/regulatory offset	(10)	54
Securitization bond and tax surcharge rate increase	40	62
2010 rate order, surcharges and other	76	77

Increase in gross margin	$190	$127

(in Thousands of MWh)	2010	2009	2008
Electric Sales
Residential	15,726	14,625	15,492
Commercial	16,570	18,200	18,920
Industrial	10,195	9,922	13,086
Other	3,210	3,229	3,218

	45,701	45,976	50,716
Interconnection sales (1)	4,876	5,156	3,583

Total Electric Sales	50,577	51,132	54,299

Electric Deliveries
Retail and Wholesale	45,701	45,976	50,716
Electric Customer Choice, including self generators (2)	5,005	1,477	1,457

Total Electric Sales and Deliveries	50,706	47,453	52,173

(1)	Represents power that is not distributed by Detroit Edison

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements

(in Thousands of MWh)	2010		2009		2008
Power Generated and Purchased
Power Plant Generation
Fossil	39,433	73%	40,595	74%	41,254	71%
Nuclear	7,738	14	7,406	14	9,613	17

	47,171	87	48,001	88	50,867	88
Purchased Power	6,638	13	6,495	12	6,877	12

System Output	53,809	100%	54,496	100%	57,744	100%
Less Line Loss and Internal Use	(3,232)		(3,364)		(3,445)

Net System Output	50,577		51,132		54,299

Average Unit Cost ($/MWh)
Generation (1)	$18.94		$18.20		$17.93

Purchased Power	$42.38		$37.74		$69.50

Overall Average Unit Cost	$21.83		$20.53		$24.07

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense increased $28 million in 2010 and decreased $45 million in 2009. The increase in 2010 is primarily due to higher restoration and line clearance expenses of $40 million, higher energy optimization and renewable energy expenses of $18 million, higher legal expenses of $15 million, partially offset by reduced uncollectible expenses of $20 million, lower generation expenses of $18 million and lower employee benefit-related expenses of $6 million. The decrease in 2009 was primarily due to $71 million from continuous improvement initiatives and other cost reductions resulting in lower contract labor and outside services expense, information technology and other staff expenses, $14 million of lower employee benefit-related expenses, lower restoration and line clearance expenses of $12 million, $9 million of reduced uncollectible expenses and $6 million of reduced maintenance activities, partially offset by higher pension and health care costs of $54 million and $14 million of energy optimization and renewable energy expenses.
Depreciation and amortization expense increased $5 million in 2010 and $101 million in 2009 due primarily to a higher depreciable base and increased amortization of regulatory assets.
Taxes other than income were higher by $32 million in 2010 due primarily to a $30 million reduction in property tax expense in 2009 due to refunds received in settlement of appeals of assessments for prior years.
Outlook —We continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. The 2010 MPSC order provided for an uncollectible expense tracking mechanism which financially assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in average customer usage due to general economic conditions, weather and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, we face additional challenges, such as higher levels of capital spending, volatility in prices for coal and other commodities, increased transportation costs, investment returns and changes in discount rate assumptions in benefit plans and health care costs, lower levels of wholesale sales due to contract expirations, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our continuous improvement efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
We have commodity price risk arising from market price fluctuations. We have risks in conjunction with the anticipated purchases of coal, uranium, electricity, and base metals to meet our service obligations. However, we do not bear significant exposure to earnings risk as such changes are included in the PSCR regulatory rate-recovery mechanism. We are exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
Credit Risk
Bankruptcies
We purchase and sell electricity from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our purchase and sale contracts and we record provisions for amounts considered at risk of probable loss. We believe our accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on our consolidated financial statements.
Other
We have a tracking mechanism to mitigate a significant amount of losses related to uncollectible accounts receivable. This mechanism is subject to the jurisdiction of the MPSC and is periodically reviewed. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Report.
We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
Detroit Edison is subject to interest rate risk in connection with the issuance of debt securities. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2010 would decrease $186 million and increase $202 million, respectively.

Item 8. Financial Statements and Supplementary Data

Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010, which is the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
(c) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of The Detroit Edison Company:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Detroit Edison Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2010 and 2009 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of The Detroit Edison Company:
We have audited the consolidated statements of operations, cash flows, and changes in shareholder’s equity and comprehensive income of The Detroit Edison Company and subsidiaries (the “Company”) for the year ended December 31, 2008. Our audit also included the 2008 information in the financial statement schedule listed in accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of The Detroit Edison Company and subsidiaries for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2008 financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP

Detroit, Michigan
February 27, 2009

The Detroit Edison Company
Consolidated Statements of Operations

	Year Ended December 31
(in Millions)	2010	2009	2008
Operating Revenues	$4,993	$4,714	$4,874

Operating Expenses
Fuel and purchased power	1,580	1,491	1,778
Operation and maintenance	1,305	1,277	1,322
Depreciation and amortization	849	844	743
Taxes other than income	237	205	232
Asset (gains) losses and reserves, net	(6)	(2)	(1)

	3,965	3,815	4,074

Operating Income	1,028	899	800

Other (Income) and Deductions
Interest expense	313	325	293
Interest income	(1)	(2)	(6)
Other income	(39)	(39)	(51)
Other expenses	44	11	47

	317	295	283

Income Before Income Taxes	711	604	517

Income Tax Provision	270	228	186

Net Income	$441	$376	$331

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Cash Flows

	Year Ended December 31
(in Millions)	2010	2009	2008
Operating Activities
Net income	$441	$376	$331
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	849	844	743
Deferred income taxes	322	15	91
Asset (gains) losses and reserves, net	(6)	(2)	(2)
Changes in assets and liabilities, exclusive of changes shown separately (Note 18)	(253)	(39)	118

Net cash from operating activities	1,353	1,194	1,281

Investing Activities
Plant and equipment expenditures	(864)	(793)	(943)
Restricted cash	(25)	5	50
Notes receivable from affiliate	(21)	(42)	(41)
Proceeds from sale of nuclear decommissioning trust fund assets	377	295	232
Investment in nuclear decommissioning trust funds	(410)	(315)	(255)
Other investments	(60)	(46)	(54)

Net cash used for investing activities	(1,003)	(896)	(1,011)

Financing Activities
Issuance of long-term debt	614	129	862
Redemption of long-term debt	(652)	(278)	(166)
Repurchase of long-term debt	—	—	(238)
Short-term borrowings, net	—	(75)	(331)
Short-term borrowings from affiliate	—	—	(277)
Capital contribution by parent company	—	250	175
Dividends on common stock	(305)	(305)	(305)
Other	(11)	(15)	(7)

Net cash used for financing activities	(354)	(294)	(287)

Net Increase (Decrease) in Cash and Cash Equivalents	(4)	4	(17)
Cash and Cash Equivalents at Beginning of the Period	34	30	47

Cash and Cash Equivalents at End of the Period	$30	$34	$30

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Financial Position

	December 31
(in Millions)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$30	$34
Restricted cash (Note 2)	104	79
Accounts receivable (less allowance for doubtful accounts of $93 and $118, respectively)
Customer	690	696
Affiliates	8	3
Other	204	108
Inventories
Fuel	224	135
Materials and supplies	170	173
Notes receivable
Affiliates	97	65
Other	—	3
Other	109	79

	1,636	1,375

Investments
Nuclear decommissioning trust funds	939	817
Other	118	104

	1,057	921

Property
Property, plant and equipment	16,068	15,451
Less accumulated depreciation and amortization	(6,418)	(6,133)

	9,650	9,318

Other Assets
Regulatory assets	3,277	3,333
Securitized regulatory assets	729	870
Intangible assets	25	9
Notes receivable — affiliates	6	17
Other	142	118

	4,179	4,347

Total Assets	$16,522	$15,961

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Financial Position

	December 31
(in Millions, Except Shares)	2010	2009
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$50	$74
Other	349	251
Accrued interest	81	83
Current portion long-term debt, including capital leases	308	660
Regulatory liabilities	60	27
Other	279	234

	1,127	1,329

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,046	3,579
Securitization bonds	643	793
Capital lease obligations	20	25

	4,709	4,397

Other Liabilities
Deferred income taxes	2,235	1,871
Regulatory liabilities	714	711
Asset retirement obligations	1,354	1,285
Unamortized investment tax credit	67	75
Nuclear decommissioning	149	136
Accrued pension liability — affiliates	960	987
Accrued postretirement liability — affiliates	1,060	1,058
Other	138	239

	6,677	6,362

Commitments and Contingencies (Notes 10 and 16)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	829	693
Accumulated other comprehensive income (loss)	(16)	(16)

	4,009	3,873

Total Liabilities and Shareholder’s Equity	$16,522	$15,961

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive income

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2007	138,632	$1,386	$1,385	$528	$4	$3,303

Net income	—	—	—	331	—	331
Implementation of ASC 715 (SFAS No. 158) measurement date provision, net of tax	—	—	—	(9)	—	(9)
Dividends declared on common stock	—	—	—	(228)	—	(228)
Net change in unrealized gains on investments, net of tax	—	—	—	—	(2)	(2)
Benefit obligations, net of tax	—	—	—	—	(14)	(14)
Capital contribution by parent company	—	—	175	—	—	175

Balance, December 31, 2008	138,632	1,386	1,560	622	(12)	3,556

Net income	—	—	—	376	—	376
Dividends declared on common stock	—	—	—	(305)	—	(305)
Net change in unrealized gains on investments, net of tax	—	—	—	—	(2)	(2)
Benefit obligations, net of tax	—	—	—	—	(2)	(2)
Capital contribution by parent company	—	—	250	—	—	250

Balance, December 31, 2009	138,632	1,386	1,810	693	(16)	3,873

Net income	—	—	—	441	—	441
Dividends declared on common stock	—	—	—	(305)	—	(305)

Balance, December 31, 2010	138,632	$1,386	$1,810	$829	$(16)	$4,009

The following table displays comprehensive income:

(in Millions)	2010	2009	2008
Net income	$441	$376	$331

Other comprehensive income:
Net change in unrealized gain (losses) on investments, net of tax of $—, $(1) and $(1)	—	(2)	(2)
Benefit obligations, net of tax of $—, $(1) and $(7)	—	(2)	(14)

Comprehensive income	$441	$372	$315

See Notes to Consolidated Financial Statements

The Detroit Edison Company
Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
Corporate Structure
Detroit Edison is an electric utility engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeast Michigan. Detroit Edison is regulated by the MPSC and the FERC. In addition, we are regulated by other federal and state regulatory agencies including the NRC, the EPA and the MDNRE.
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
The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2010, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.
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
The following table summarizes the major balance sheet items at December 31, 2010 restricted for Securitization that are either (1) assets that can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

December 31,
(in Millions)	2010
ASSETS
Restricted cash	$104
Accounts receivable	42
Securitized regulatory assets	729
Other assets	13

$888

LIABILITIES
Accounts payable and accrued current liabilities	$17
Other current liabilities	62
Current portion long-term debt, including capital leases	150
Securitization bonds	643
Other long term liabilities	6

$878

As of December 31, 2010, Detroit Edison had $6 million in Notes receivable and at December 31, 2009, had a bank loan guarantee of $11 million related to non-consolidated VIEs.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Revenues
Revenues from the sale and delivery of electricity are recognized as services are provided. The Company records revenues for electric provided but unbilled at the end of each month. Rates for Detroit Edison include provisions to adjust billings for fluctuations in fuel and purchased power costs and certain other costs. Revenues are adjusted for differences between actual costs and the amounts billed in current rates. Under or over recovered revenues related to these cost tracking mechanisms are recorded on the Consolidated Statement of Financial Position and are recovered or returned to customers through adjustments to the billing factors. See Note 10 for further discussion of cost recovery mechanisms.
Detroit Edison has a CIM, which is an over/under recovery mechanism that measures non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales. If annual electric Customer Choice sales exceed the baseline amount from Detroit Edison’s most recent rate case, 90 percent of its lost non-fuel revenues associated with sales above that level may be recovered from full-service customers. If annual electric Customer Choice sales decrease below the baseline, the Company must refund 90 percent of its increase in non-fuel revenues associated with sales below that level to full service customers.
Detroit Edison has an RDM that is designed to minimize the impact on revenues of changes in average customer usage of electricity. The January 2010 MPSC order in Detroit Edison’s 2009 rate case provided for, among other items, the implementation of a pilot RDM effective February 1, 2010. The RDM enables Detroit Edison to recover or refund the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established in the MPSC order. The RDM addresses changes in customer usage due to general economic conditions and conservation, but does not shield Detroit Edison from the impacts of lost customers. In addition, the pilot RDM materially shields Detroit Edison from the impact of weather on customer usage. The RDM is subject to review by the MPSC after the initial one-year pilot program.
Accounting for ISO Transactions
Detroit Edison participates in the energy market through MISO. MISO requires that we submit hourly day-ahead, real time and FTR bids and offers for energy at locations across the MISO region. Detroit Edison accounts for MISO transactions on a net hourly basis in each of the day-ahead, real-time and FTR markets and net transactions across all MISO energy market locations. In any single hour, Detroit Edison records net purchases in Fuel and purchased power and net sales in Operating revenues on the Consolidated Statements of Operations. Detroit Edison records net sale billing adjustments when invoices are received. Detroit Edison records expense accruals for future net purchases adjustments based on historical experience, and reconciles accruals to actual expenses when invoices are received from MISO.
Comprehensive Income
Comprehensive income is the change in Common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. Amounts recorded to Other comprehensive loss for the year ended December 31, 2010 included immaterial amounts for changes in benefit obligations and unrealized gains and losses on available for sale securities.

			Accumulated
			Other
	Benefit		Comprehensive
(in Millions)	Obligations	Other	Loss
Beginning balances	$(16)	$—	$(16)
Current period change	—	—	—

Ending balance	$(16)	$—	$(16)

Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with remaining maturities of three months or less. Restricted cash consists of funds held to satisfy requirements of certain debt agreements, related to Securitization bonds. Restricted cash designated for interest and principal payments within one year is classified as a current asset.
Receivables
Accounts receivable are primarily composed of trade receivables and unbilled revenue. Our accounts receivable are stated at net realizable value.
The allowance for doubtful accounts is calculated using the aging approach that utilizes rates developed in reserve studies. Detroit Edison establishes an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, which is typically in 21 days, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on past-due terms with customers. Customer accounts are written off when collection efforts have been exhausted, generally one year after service has been terminated.
Unbilled revenues of $236 million and $269 million are included in customer accounts receivable at December 31, 2010 and 2009, respectively.
Notes Receivable
Notes receivable, or financing receivables, are primarily comprised of capital lease receivables and loans and are included in Other current assets and Notes receivable on the Company’s Consolidated Statements of Financial Position.
Notes receivable are typically considered delinquent when payment is not received for periods ranging from 60 to 120 days. The Company ceases accruing interest (nonaccrual status), considers a note receivable impaired, and establishes an allowance for credit loss when it is probable that all principal and interest amounts due will not be collected in accordance with the contractual terms of the note receivable. Cash payments received on nonaccrual status notes receivable, that do not bring the account contractually current, are first applied to contractually owed past due interest, with any remainder applied to principle. Accrual of interest is generally resumed when the note receivable becomes contractually current.

In determining the allowance for credit losses for notes receivable, we consider the historical payment experience and other factors that are expected to have a specific impact on the counterparty’s ability to pay. In addition, the Company monitors the credit ratings of the counterparties from which we have notes receivable.
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
The Company credits depreciation and amortization expense when we establish regulatory assets for plant-related costs such as depreciation or plant-related financing costs. The Company charges depreciation and amortization expense when we amortize these regulatory assets. The Company credits interest expense to reflect the accretion income on certain regulatory assets.
Approximately $3 million and $13 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2010 and December 31, 2009, respectively. Amounts are accrued on a pro-rata basis over an 18-month period that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC.
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
Intangible Assets
The Company has certain intangible assets relating to emission allowances and renewable energy credits. Emission allowances and renewable energy credits are charged to expense as the allowances and credits are consumed in the operation of the business. The Company’s intangible assets related to emission allowances were $9 million at December 31, 2010 and 2009. The Company’s intangible assets related to renewable energy credits were $17 million at December 31, 2010. The Company had no renewable energy credits at December 31, 2009.
Excise and Sales Taxes
The Company records the billing of excise and sales taxes as a receivable with an offsetting payable to the applicable taxing authority, with no net impact on the Consolidated Statements of Operations.
Deferred Debt Costs
The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. In accordance with MPSC regulations, the unamortized discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue.
Investments in Debt and Equity Securities
The Company generally classifies investments in debt and equity securities as either trading or available-for-sale and has recorded such investments at market value with unrealized gains or losses included in earnings or in other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to regulatory assets or liabilities, due to a recovery mechanism from customers. The Company’s equity investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the equity investment being written down to its estimated fair value. See Note 4.
Stock-Based Compensation
The Company received an allocation of costs from DTE Energy associated with stock-based compensation. Our allocation for 2010, 2009 and 2008 for stock-based compensation expense was approximately $23 million, $24 million and $15 million, respectively.
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
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Variable Interest Entity
In June 2009, the FASB issued ASU 2009-17, Amendments to FASB Interpretation 46(R). This standard amends the consolidation guidance that applies to VIEs and affects the overall consolidation analysis under ASC 810-10, Consolidation. The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of ASC 810-10, as well as qualifying special purpose entities that are currently outside the scope of ASC 810-10. Accordingly, the Company reconsidered its previous ASC 810-10 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. ASU 2009-17 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company adopted the standard as of January 1, 2010. See Note 1.
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
NOTE 4 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2010 and December 31, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Assets:
Nuclear decommissioning trusts	$599	$340	$—	$939
Other investments	52	55	—	107
Derivative assets — FTRs	—	—	2	2

Total	$651	$395	$2	$1,048

Liabilities:
Derivative liabilities — Emissions	—	(3)	—	(3)

Total	$—	$(3)	$—	$(3)

Net Assets at December 31, 2010	$651	$392	$2	$1,045

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Assets:
Current	$—	$—	$2	$2
Noncurrent(1)	651	395	—	1,046

Total Assets	$651	$395	$2	$1,048

Liabilities:
Current	$—	$(3)	$—	$(3)
Noncurrent	—	—	—	—

Total Liabilities	$—	$(3)	$—	$(3)

Net Assets at December 31, 2010	$651	$392	$2	$1,045

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2009:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2009
Assets:
Cash equivalents	$15	$—	$—	$15
Nuclear decommissioning trusts	549	268	—	817
Other investments	40	57	—	97
Derivative assets	—	—	2	2

Total	$604	$325	$2	$931

Liabilities:
Derivative liabilities	—	(8)	—	(8)

Total	$—	$(8)	$—	$(8)

Net Assets at December 31, 2009	$604	$317	$2	$923

(1)	Includes $107 million of other investments that are included in the Consolidated Statements of Financial Position in Other Investments at December 31, 2010.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31
(in Millions)	2010	2009
Asset balance as of January 1	$2	4
Change in fair value recorded in regulatory assets/liabilities	6	—
Purchases, issuances and settlements	(6)	—
Transfers in/out of Level 3	—	(2)

Asset balance as of December 31	$2	$2

The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to regulatory assets and liabilities held at December 31, 2010 and 2009	$2	$2

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. No significant transfers between Levels 1, 2 or 3 occurred in the year ended December 31, 2010. Transfers out of Level 3 in 2009 reflect increased reliance on broker quotes for certain transactions.
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
Fair Value of Financial Instruments
The fair value of long-term debt is determined by using quoted market prices when available and a discounted cash flow analysis based upon estimated current borrowing rates when quoted market prices are not available. The table below shows the fair value and the carrying value for long-term debt securities. Certain other financial instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value. See Note 5 for further fair value information on financial and derivative instruments.

	December 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.3 billion	$5.0 billion	$5.2 billion	$5.0 billion
Nuclear Decommissioning Trust Funds
Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. See Note 9 for additional information.
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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	December 31	December 31
(in Millions)	2010	2009
Fermi 2	$910	$790
Fermi 1	3	3
Low level radioactive waste	26	24

Total	$939	$817

At December 31, 2010, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 38% in fixed debt instruments and 1% in cash equivalents. At December 31, 2009, investments in the nuclear decommissioning trust funds consisted of approximately 51% in publicly traded equity securities, 48% in fixed debt instruments and 1% in cash equivalents. The debt securities at both December 31, 2010 and December 31, 2009 had an average maturity of approximately 6 and 5 years, respectively.
The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended
	December 31
(in Millions)	2010	2009	2008
Realized gains	$192	$37	$34
Realized losses	$(83)	$(55)	$(49)
Proceeds from sales of securities	$377	$295	$232
Realized gains and losses from the sale of securities for the Fermi 2 trust and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of December 31, 2010
Equity securities	$572	$77
Debt securities	361	11
Cash and cash equivalents	6	—

	$939	$88

As of December 31, 2009
Equity securities	$420	$135
Debt securities	388	17
Cash and cash equivalents	9	—

	$817	$152

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $26 million and $48 million of unrealized losses as Regulatory assets at December 31, 2010 and 2009, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges in 2010, 2009 and 2008 for Fermi 1.

Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	December 31, 2010		December 31, 2009
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$125	$125	$105	$105
Equity securities	4	4	4	4
As of December 31, 2010, these securities are comprised primarily of money-market and equity securities. Gains (losses) related to trading securities held at December 31, 2010, 2009 and 2008 were $7 million, $8 million and $(14) million, respectively.
NOTE 5 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
The Company recognizes all derivatives at their fair value on the Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for the derivative are recognized in earnings each period. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.
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
The following represents the fair value of derivative instruments as of December 31, 2010 and 2009:

	Year Ended
	December 31
(in Millions)	2010	2009
FTRs — Other current assets	$2	$2
Emissions — Other current liabilities	(3)	(5)
Emissions — Other non-current liabilities	—	(3)

Total derivatives not designated as hedging instrument	$(1)	$(6)

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position are $1 million in losses related to Emissions recognized in Regulatory assets and $6 million in gains related to FTRs recognized in Regulatory liabilities for the year ended December 31, 2010, and $14 million and $2 million in losses related to Emissions recognized in Regulatory assets and Regulatory liabilities, respectively, for the year ended December 31, 2009.

The following represents the cumulative gross volume of derivative contracts outstanding as of December 31, 2010:

Commodity	Number of Units
Emissions (Tons)	1,750
FTRs (MW)	53,753
NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
Summary of property by classification as of December 31:

(in Millions)	2010	2009
Property, Plant and Equipment
Generation	$9,268	$8,833
Distribution	6,800	6,618

Total	16,068	15,451

Less Accumulated Depreciation and Amortization
Generation	(3,850)	(3,890)
Distribution	(2,568)	(2,243)

Total	(6,418)	(6,133)

Net Property, Plant and Equipment	$9,650	$9,318

AFUDC capitalized during 2010 and 2009 was approximately $10 million and $12 million, respectively.
The composite depreciation rate for Detroit Edison was 3.3% in 2010, 2009 and 2008.
The average estimated useful life for our generation and distribution property was 40 years and 37 years, respectively, at December 31, 2010.
Capitalized software costs are classified as Property, plant and equipment and the related amortization is included in Accumulated depreciation on the Consolidated Statements of Financial Position. The Company capitalizes the costs associated with computer software it develops or obtains for use in its business. The Company amortizes capitalized software costs on a straight-line basis over the expected period of benefit, ranging from 5 to 15 years.
Capitalized software costs amortization expense was $55 million in 2010, $55 million in 2009, and $45 million in 2008. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2010 were $479 million and $175 million, respectively. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2009 were $488 million and $161 million, respectively. Amortization expense of capitalized software costs is estimated to be approximately $55 million annually for 2011 through 2015.
Gross property under capital leases was $121 million at December 31, 2010 and December 31, 2009. Accumulated amortization of property under capital leases was $96 million and $88 million at December 31, 2010 and December 31, 2009, respectively.
NOTE 7 — JOINTLY OWNED UTILITY PLANT
Detroit Edison has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. Detroit Edison’s share of direct expenses of the jointly owned plants are included in Fuel and purchased power and Operation and maintenance expenses in the Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2010 was as follows:

			Ludington
			Hydroelectric
	Belle River		Pumped Storage
In-service date	1984-1985		1973
Total plant capacity	1,270	MW	1,872	MW
Ownership interest		*	49%
Investment (in millions)	$1,635		$199
Accumulated depreciation (in millions)	$923		$117

*	Detroit Edison’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.
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
A reconciliation of the asset retirement obligations for 2010 follows:

(in Millions)
Asset retirement obligations at January 1, 2010	$1,300
Accretion	84
Liabilities incurred	10
Liabilities settled	(6)
Revision in estimated cash flows	(22)

Asset retirement obligations at December 31, 2010	1,366
Less amount included in current liabilities	(12)

$1,354

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. In 2010, Detroit Edison filed a rate case with the MPSC proposing a reduction to the nuclear decommissioning surcharge under the assumption that it would request an extension of the Fermi 2 license for an additional 20 years beyond the term of the existing license which expires in 2025. This proposed extension of the license, including the associated impact on spent nuclear fuel, resulted in a revision in estimated cash flows for the Fermi 2 asset retirement obligation of approximately $22 million. It is estimated that the cost of decommissioning Fermi 2 is $1.3 billion in 2010 dollars and $10 billion in 2045 dollars, using a 6% inflation rate. In 2001, Detroit Edison began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning of Fermi 1 is expected to be completed by 2012. Approximately $1.3 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission Fermi 2. The Company expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
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
NOTE 9 — RESTRUCTURING
Performance Excellence Process
In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process. The Company incurred costs to achieve (CTA) restructuring expense for employee severance, early retirement programs and other costs which include project management and consultant support. In September 2006, the MPSC issued an order approving a settlement agreement that allowed Detroit Edison, commencing in 2006, to defer the incremental CTA. Further, the order provided for Detroit Edison to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison deferred approximately $24 million of CTA in 2008 as a regulatory asset and capitalized $2 million. The recovery of these costs was provided for by the MPSC in the order approving the settlement in the show cause proceeding and in the December 23, 2008 MPSC rate order. Detroit Edison amortized prior year deferred CTA costs of $18 million in 2010, $18 million in 2009 and $16 million in 2008. Amounts expensed are recorded in Operation and maintenance expense on the Consolidated Statements of Operations. Deferred amounts are recorded in Regulatory assets on the Consolidated Statements of Financial Position.
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
The following are balances and a brief description of the regulatory assets and liabilities at December 31:

(in Millions)	2010	2009
Assets
Recoverable pension and postretirement costs:
Pension	$1,329	$1,261
Postretirement costs	472	515
Asset retirement obligation	336	415
Recoverable income taxes related to securitized regulatory assets	400	476
Deferred income taxes — Michigan Business Tax	319	343
Costs to achieve Performance Excellence Process	118	136
Choice incentive mechanism	105	—
Other recoverable income taxes	85	89
Unamortized loss on reacquired debt	35	38
Accrued PSCR revenue	52	—
Enterprise Business Systems costs	21	24
Recoverable restoration expense	19	—
Electric Customer Choice implementation costs	—	18
Other	44	18

	3,335	3,333
Less amount included in current assets	(58)	—

	$3,277	$3,333

Securitized regulatory assets	$729	$870

Liabilities
Asset removal costs	$132	$157
Deferred income taxes — Michigan Business Tax	362	367
Renewable energy	125	32
Refundable self implemented rates	27	27
Refundable revenue decoupling	47	—
Refundable costs under PA 141	33	27
Refundable restoration expense	15	15
Accrued PSCR refund	—	14
Fermi 2 refueling outage	3	13
Pension equalization mechanism	—	75
Other	30	11

	774	738
Less amount included in current liabilities	(60)	(27)

	$714	$711

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

ASSETS
•	Recoverable pension and postretirement costs — In 2007, the Company adopted ASC 715 (SFAS No. 158) which required, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. The Company records the charge related to the additional liability as a regulatory asset since the traditional rate setting process allows for the recovery of pension and postretirement costs. The asset will reverse as the deferred items are recognized as benefit expenses in net income. (1)

•	Asset retirement obligation — This obligation is primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant. (1)

•	Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015.

•	Deferred income taxes — Michigan Business Tax (MBT) — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax liabilities were established for the Company’s utilities, and offsetting regulatory assets were recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense. (1)

•	Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs will be amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.

•	Choice incentive mechanism — Receivable for non-fuel revenues lost as a result of fluctuations in electric Customer Choice sales.

•	Other recoverable income taxes — Income taxes receivable from Detroit Edison’s customers representing the difference in property-related deferred income taxes and amounts previously reflected in Detroit Edison’s rates. This asset will reverse over the remaining life of the related plant. (1)

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and a return on fuel and purchased power costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Enterprise Business Systems (EBS) costs — The MPSC approved the deferral and amortization over 10 years beginning in January 2009 of EBS costs that would otherwise be expensed.

•	Recoverable restoration expense — Receivable for the MPSC approved restoration expenses tracking mechanism that tracks the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to MPSC authorization.

•	Electric Customer Choice implementation costs — PA 141 permits, after MPSC authorization, the recovery of and a return on costs incurred associated with the implementation of the electric Customer Choice program.

•	Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to PA 142 and an MPSC order. A non-bypassable securitization bond surcharge recovers the securitized regulatory asset over a fourteen-year period ending in 2015.

(1)	Regulatory assets not earning a return.

LIABILITIES
•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Deferred income taxes — Michigan Business Tax — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax assets were established for the Company’s utilities, and offsetting regulatory liabilities were recorded as the impacts of the deferred tax assets will be reflected in rates.

•	Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.

•	Refundable self implemented rates — Amounts refundable to customers for base rates implemented in excess of amounts provided for in January 2010 Detroit Edison MPSC order.

•	Refundable revenue decoupling — Amounts refundable to Detroit Edison customers for the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established by the MPSC.

•	Refundable costs under PA 141 — Detroit Edison’s 2007 CIM reconciliation and allocation resulted in the elimination of Regulatory Asset Recovery Surcharge (RARS) balances for commercial and industrial customers. RARS revenues received that exceed the regulatory asset balances are required to be refunded to the affected classes.

•	Refundable restoration expense — Amounts refundable for the MPSC approved restoration expenses tracking mechanism that tracks the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to the MPSC authorization.

•	Accrued PSCR refund — Liability for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.

•	Pension equalization mechanism — Pension expense refundable to customers representing the difference created from volatility in the pension obligation and amounts recognized pursuant to MPSC authorization.
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
2009 Electric Rate Case Filing
On January 11, 2010, the MPSC issued an order in Detroit Edison’s January 26, 2009 rate case filing. The MPSC approved an annual revenue increase of $217 million or a 4.8% increase in Detroit Edison’s annual revenue requirement for 2010. Included in the approved increase in revenues was a return on equity of 11% on an expected 49% equity and 51% debt capital structure. In addition, the order provided for continued application of adjustment mechanisms for electric Customer Choice sales and expenses associated with restoration costs (storm and non-storm) and line clearance expenses and implementation of RDM and UETM mechanisms.
Since the final rate relief ordered was less than the Company’s self-implemented rate increase of $280 million effective on July 26, 2009, the MPSC ordered refunds for the period the self-implemented rates were in effect. On December 21, 2010, the MPSC issued an order authorizing this refund to be applied as credits to customer bills during the January 2011 billing period. Detroit Edison has a refund liability of approximately $27 million, including interest, at December 31, 2010 representing the refund due customers.
2009 Detroit Edison Depreciation Filing
In 2007, the MPSC ordered Michigan utilities to file depreciation studies using the current method, an approach that considers the time value of money and an inflation adjusted method proposed by the Company that removes excess escalation. In compliance with the MPSC order, Detroit Edison filed its ordered depreciation studies in November 2009. The various required depreciation studies indicate composite depreciation rates from 3.05% to 3.54%. The Company has proposed no change to its current composite depreciation rate of 3.33%. An MPSC order is expected in the second quarter of 2011.
Renewable Energy Plan
In March 2009, Detroit Edison filed its Renewable Energy Plan with the MPSC as required under Michigan Public Act 295 of 2008. The Renewable Energy Plan application requests authority to recover approximately $35 million of additional revenue in 2009. The proposed revenue increase is necessary in order to properly implement Detroit Edison’s 20-year renewable energy plan, to deliver cleaner, renewable electric generation to its customers, to further diversify Detroit Edison’s and the State of Michigan’s sources of electric supply, and to address the state and national goals of increasing energy independence. An MPSC order was issued in June 2009 approving the renewable energy plan and customer surcharges. The Renewable Energy Plan surcharges became effective in September 2009. In August 2010, Detroit Edison filed its reconciliation for the 2009 plan year indicating that the 2009 actual renewable plan revenues and costs approximated the related surcharge revenues and costs of the filed plan. An MPSC order is expected in the third quarter of 2011.
Energy Optimization (EO) Plans
In March 2009, Detroit Edison filed an EO Plan with the MPSC as required under Michigan Public Act 295 of 2008. The EO Plan application is designed to help each customer class reduce their electric usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. In March 2010, Detroit Edison filed an amended EO Plan with the MPSC. Detroit Edison’s amended EO Plan application proposed the recovery of EO expenditures for the period 2010-2015 of $406 million and further requested approval of surcharges to recover these costs, including a financial incentive mechanism. The MPSC approved the amended EO Plan and the surcharge and tariff sheets reflecting the exclusion of the financial incentive mechanism. The disposition of the financial incentive mechanism is expected to be addressed in the EO reconciliation cases. In April 2010, Detroit Edison filed a reconciliation for the 2009 plan year. The Detroit Edison reconciliation included $3.2 million in overrecovery, net of $3 million in incentives. On February 8, 2011, the MPSC issued an order approving the 2009 EO reconciliation filing, including financial incentives.
Detroit Edison Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation
In March 2010, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2009 RETM and LCT. The Company’s 2009 restoration and line clearance expenses are less than the amount provided in rates. Accordingly, Detroit Edison has proposed a refund in the amount of approximately $16 million, including interest. An MPSC order is expected in the second quarter of 2011.
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

Detroit Edison Regulatory Asset Recovery Surcharge (RARS) Reconciliation
In April 2010, Detroit Edison filed an application with the MPSC for approval of the final reconciliation of its RARS. On January 20, 2011, the MPSC issued an order authorizing a refund of approximately $28 million, including interest, to be applied as credits to customer bills during the February 2011 billing period.
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
NOTE 11 — INCOME TAXES
Income Tax Summary
We are part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for Detroit Edison is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy. We had an income tax receivable of $152 million at December 31, 2010 and $75 million at December 31, 2009 due from DTE Energy.

Total income tax expense varied from the statutory federal income tax rate for the following reasons:

(Dollars in Millions)	2010	2009	2008
Income tax expense at 35% statutory rate	$249	$211	$181

Investment tax credits	(6)	(6)	(6)
Depreciation	3	3	3
Employee Stock Ownership Plan dividends	(3)	(4)	(2)
Medicare Part D subsidy	—	(5)	(4)
Domestic production activities deduction	(6)	(5)	(2)
State and other income taxes, net of federal benefit	40	36	19
Other, net	(7)	(2)	(3)

Total	$270	$228	$186

Effective income tax rate	38.0%	37.7%	36.0%

Components of income tax expense (benefits) were as follows:

(in Millions)	2010	2009	2008
Current income taxes Federal	$(89)	$168	$66
State and other income tax expense	37	45	30

Total current income taxes	(52)	213	96

Deferred income taxes Federal	297	4	91
State and other income tax expense	25	11	(1)

Total deferred income taxes	322	15	90

Total	$270	$228	$186

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
Deferred tax assets (liabilities) were comprised of the following at December 31:

(in Millions)	2010	2009
Property, plant and equipment	$(1,819)	$(1,409)
Securitized regulatory assets	(396)	(474)
Pension and benefits	57	103
Other comprehensive income	10	9
Other, net	(112)	(76)

	$(2,260)	$(1,847)

(in Millions)	2010	2009
Deferred income tax liabilities	$(3,175)	$(2,832)
Deferred income tax assets	915	985

	$(2,260)	$(1,847)

Current deferred income tax asset (included in Current Assets — Other)	$—	$24
Current deferred income tax liability (included in Current Liabilities — Other)	(25)	—
Long -term deferred income tax liabilities	(2,235)	(1,871)

	$(2,260)	$(1,847)

The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2010	2009	2008
Balance at January 1	$96	$70	$7
Additions for tax positions of current years	6	10	72
Additions for tax positions of prior years	1	24	(9)
Reductions for tax positions of prior years	—	(8)	—
Settlements	(85)	—	—

Balance at December 31	$18	$96	$70

Unrecognized tax benefits at December 31, 2010, if recognized, would favorably impact our effective tax rate by $3 million.
The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $1 million and $6 million at December 31, 2010 and December 31, 2009, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized $1 million for interest expense related to income taxes during 2010 and $5 million for interest expense related to income taxes during 2009.
In 2009, DTE Energy and its subsidiaries settled a federal tax audit for the 2004 through 2006 tax years. The resulting change to unrecognized tax benefits was not significant. In 2010, DTE Energy and its subsidiaries settled a federal tax audit for the 2007 and 2008 tax years, which resulted in the recognition of $85 million of unrecognized tax benefits by Detroit Edison. The Company’s U.S. federal income tax returns for years 2009 and subsequent years remain subject to examination by the IRS. The Company’s Michigan Business Tax for the year 2008 and subsequent years is subject to examination by the State of Michigan. The Company also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.
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
The MBT consolidated deferred tax liability balance is $354 million as of December 31, 2010 and is reported net of the related federal tax benefit. The MBT deferred tax asset balance is $362 million as of December 31, 2010 and is reported net of the related federal deferred tax liability. The regulated asset balance is $319 million and the regulated liability balance is $362 million as of December 31, 2010 and is further discussed in Note 10.
NOTE 12 — LONG-TERM DEBT
Our long-term debt outstanding and weighted average interest rates(1) of debt outstanding at December 31 were:

(in Millions)	2010	2009
Taxable Debt, Principally Secured
5.5% due 2011 to 2038	$2,915	$2,829
Tax- Exempt Revenue Bonds (2)
5.5% due 2011 to 2038	1,283	1,263

	4,198	4,092
Less amount due within one year	(152)	(513)

	$4,046	$3,579

(in Millions)	2010	2009
Securitization Bonds
6.5% due 2010 to 2015	$793	$933
Less amount due within one year	(150)	(140)

	$643	$793

(1)	Weighted average interest rates as of December 31, 2010 are shown below the description of each category of debt.

(2)	Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.
Debt Issuances
In 2010, the Company issued the following long-term debt:
(in Millions)

Month Issued	Type	Interest Rate	Maturity	Amount

August	Senior Notes(1)	3.45%	2020	$300
September	Senior Notes(1)(2)	4.89%	2020	300
December	Tax-Exempt Revenue Bonds(3)	5.00%	2030	20

				$620

(1)	Proceeds were used to repay a portion of Detroit Edison’s $500 million 6.125% Senior Notes due October 1, 2010 and for general corporate purposes.

(2)	These bonds were priced in March 2010 in a private placement transaction which was closed and funded in September 2010.

(3)	Proceeds were used to finance the acquisition and construction of improvements to certain electrical generating facilities and pollution control equipment at Detroit Edison’s Monroe Power Plant.
Debt Retirements and Redemptions
In 2010, the following debt was retired:
(in Millions)

Month Retired	Type	Interest Rate	Maturity	Amount
September	Senior Notes(1)	6.125%	2010	$500

(1)	These Senior Notes, maturing October 1, 2010, were optionally redeemed on September 30, 2010.
The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2016 &
(in Millions)	2011	2012	2013	2014	2015	thereafter	Total
Amount to mature	$302	$467	$440	$470	$315	$3,003	$4,997
Default Provisions
Substantially all of the net properties of Detroit Edison are subject to the lien of its mortgage. Should Detroit Edison fail to timely pay its indebtedness under this mortgage, such failure may create cross defaults in the indebtedness of DTE Energy.

NOTE 13 — PREFERRED AND PREFERENCE SECURITIES
At December 31, 2010, Detroit Edison had approximately 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.
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
The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2010, the total funded debt to total capitalization ratio for Detroit Edison was 0.52 to 1. Should Detroit Edison have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under its credit agreements. Detroit Edison had no outstanding short-term borrowings at December 31, 2010 and 2009.
NOTE 15 — CAPITAL AND OPERATING LEASES
Lessee — The Company leases various assets under capital and operating leases, including coal cars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2023.
Future minimum lease payments under non-cancelable leases at December 31, 2010 were:

	Capital	Operating
(in Millions)	Leases	Leases
2011	$7	$25
2012	5	23
2013	5	19
2014	5	15
2015	5	13
Thereafter	3	64

Total minimum lease payments	30	$159

Less imputed interest	4

Present value of net minimum lease payments	26
Less current portion	6

Non-current portion	$20

Rental expense for operating leases was $44 million in 2010, $48 million in 2009, and $39 million in 2008.
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of over $230 million in 2011 and up to $2.1 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of Detroit Edison’s power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA is requesting the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA is requesting the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in May 2011.
Detroit Edison believes that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. Detroit Edison cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
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
Manufactured Gas Plant (MGP) and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as MGP sites. Detroit Edison owns, or previously owned, three former MGP sites. In addition to the MGP sites, we are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electrical distribution substations, and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years.
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
Public Liability Insurance
As of January 1, 2011, as required by federal law, Detroit Edison maintains $375 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $117.5 million could be levied against each licensed nuclear facility, but not more than $17.5 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is accounted as a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. In 2011, the Company expects to begin loading spent nuclear fuel into an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.

Guarantees
In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.
In connection with the November 2010 sale of the steam heating business by Thermal Ventures II, L.P. an $11 million bank term loan was repaid and the guarantee by Detroit Edison was released. In addition, Detroit Edison made a new $6 million secured senior term loan to the new entity. The Company has reserved the entire amount of the term loan.
Labor Contracts
There are several bargaining units for the Company’s approximately 2,700 represented employees. In the 2010 third quarter, a new three-year agreement was ratified covering approximately 2,400 represented employees. The remaining represented employees are under a contract that expires in August 2012.
Purchase Commitments
As of December 31, 2010, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $2.6 billion from 2011 through 2026 as detailed in the following table. Certain of these commitments are with variable interest entities where the Company determined it was not the primary beneficiary as it does not have significant exposure to losses.

(in Millions)
2011	$633
2012	441
2013	222
2014	194
2015	136
2016 - 2026	976

$2,602

The Company also estimates that 2011 capital expenditures will be approximately $1 billion. The Company has made certain commitments in connection with expected capital expenditures.
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
Other Contingencies
The Company is involved in certain other legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims that are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Company’s operations or financial statements in the period they are resolved.
See Note 10 for a discussion of contingencies related to Regulatory Matters.

NOTE 17 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
Measurement Date
In 2008, we changed the measurement date of our pension and postretirement benefit plans from November 30 to December 31. As a result, the Company recognized an adjustment of $15 million ($9 million after-tax) to retained earnings, which represents approximately one month of pension and other postretirement benefit costs for the period from December 1, 2007 to December 31, 2008.
Pension Plan Benefits
Detroit Edison participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by DTE Energy Corporate Services, LLC (LLC), a subsidiary of DTE Energy. Detroit Edison is allocated net periodic benefit costs for its share of the amounts of the combined plans.
The Company’s policy is to fund pension costs by contributing amounts consistent with the Pension Protection Act of 2006 provisions and additional amounts when it deems appropriate. The Company contributed $200 million to its pension plans in 2010, including a contribution of DTE Energy stock of $100 million) consisting of approximately 2.2 million shares value at an average price of $44.97 per share). In January 2011, the Company contributed $200 million to its pension plans.
Net pension cost includes the following components:

(in Millions)	2010	2009	2008
Service cost	$52	$43	$45
Interest cost	153	158	148
Expected return on plan assets	(171)	(165)	(163)
Amortization of:
Net actuarial loss	70	38	27
Prior service cost	5	7	5

Net pension cost	$109	$81	$62

(in Millions)	2010	2009
Other changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets
Net actuarial loss	$145	$177
Amortization of net actuarial loss	(70)	(38)
Amortization of prior service cost	(5)	(7)

Total recognized in other comprehensive income and regulatory assets	$70	$132

Total recognized in net periodic pension cost, other comprehensive income and regulatory assets	$178	$213
Estimated amounts to be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$93	$70

Prior service cost	4	5

The following table reconciles the obligations, assets and funded status of the plan as well as the amount recognized as prepaid pension cost or pension liability in the Consolidated Statements of Financial Position at December 31.

(in Millions)	2010	2009
Accumulated benefit obligation, end of year	$2,697	$2,490

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$2,677	$2,368
Service cost	52	43
Interest cost	153	158
Actuarial loss	180	264
Benefits paid	(163)	(156)

Projected benefit obligation, end of year	$2,899	$2,677

Change in plan assets
Plan assets at fair value, beginning of year	$1,687	$1,387
Actual return on plan assets	207	252
Company contributions	205	204
Benefits paid	(163)	(156)

Plan assets at fair value, end of year	$1,936	$1,687

Funded status of the plan	$(963)	$(990)

Amount recorded as:
Current liabilities	$(3)	$(3)
Noncurrent liabilities	(960)	(987)

	$(963)	$(990)

Amounts recognized in regulatory assets (see Note 10)
Net actuarial loss	$1,314	$1,241
Prior service cost	15	20

	$1,329	$1,261

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2010	2009	2008
Projected benefit obligation
Discount rate	5.50%	5.90%	6.90%
Rate of compensation increase	4.00%	4.00%	4.00%

Net pension costs
Discount rate	5.90%	6.90%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%
The Company employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment and rebalancing. As a result of this process, the Company is lowering its long-term rate of return assumptions for its pension plans to 8.50% for 2011. The Company believes this rate is a reasonable assumption for the long-term rate of return on its plan assets for 2011 given its investment strategy.

At December 31, 2010, the benefits related to the Company’s qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2011	$165
2012	172
2013	179
2014	183
2015	189
2016 - 2020	1,045

Total	$1,933

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
Target allocations for plan assets as of December 31, 2010 are listed below:

U.S. Large Cap Equity Securities	22%
U.S. Small Cap and Mid Cap Equity Securities	5
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	8

100%
Fair Value Measurements at December 31, 2010(a)

				Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Asset Category:
Short-term investments (b)	$—	$23	$—	$23
Equity securities
U.S. Large Cap(c)	461	26	—	487
U.S. Small/Mid Cap(d)	123	5	—	128
Non U.S(e)	194	151	—	345
Fixed income securities(f)	42	409	—	451
Other types of investments
Hedge Funds and Similar Investments(g)	128	50	206	384
Private Equity and Other(h)	—	—	118	118

Total	$948	$664	$324	$1,936

Fair Value Measurements at December 31, 2009(a)

				Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2009
Asset Category:
Short-term investments (b)	$—	$42	$—	$42
Equity securities
U.S. Large Cap(c)	436	20	—	456
U.S. Small/Mid Cap(d)	101	2	—	103
Non U.S(e)	153	79	—	232
Fixed income securities(f)	31	397	—	428
Other types of investments
Hedge Funds and Similar Investments(g)	—	—	320	320
Private Equity and Other(h)	—	—	106	106

Total	$721	$540	$426	$1,687

(a)	See Note 4 — Fair Value for a description of levels within the fair value hierarchy.

(b)	This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(c)	This category comprises both actively and not actively managed portfolios that track the S&P 500 low cost equity index funds. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(d)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(e)	This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(f)	This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)	This category includes a diversified group of funds and strategies that attempt to capture financial market inefficiencies. In 2009, pricing for investments in this category was based on limited observable inputs as there was little, if any, publicly available pricing. Valuations for assets in this category may be based on relevant publicly-traded securities, derivatives, and privately-traded securities. In 2010, pricing for investments in this category included quoted prices in active markets and quotations from broker or pricing services. Non-exchanged traded securities held in commingled funds are classified as Level 2 assets.

(h)	This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relative publicly-traded comparables and comparable transactions.
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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Hedge Funds
	and Similar	Private Equity
(in Millions)	Investments	and Other	Total
Beginning Balance at January 1, 2010	$320	$106	$426
Total realized/unrealized gains (losses)	34	16	50
Purchases, sales and settlements	(148)	(4)	(152)

Ending Balance at December 31, 2010	$206	$118	$324

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$20	$9	$29

	Hedge Funds
	and Similar	Private Equity
(in Millions)	Investments	and Other	Total
Beginning Balance at January 1, 2009	$310	$105	$415
Total realized/unrealized gains (losses)	20	(7)	13
Purchases, sales and settlements	(10)	8	(2)

Ending Balance at December 31, 2009	$320	$106	$426

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$23	$(7)	$16

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credit service. The cost of these plans was $17 million, $16 million, and $16 million in each of the years ended 2010, 2009, and 2008, respectively.
Other Postretirement Benefits
The Company participates in plans sponsored by LLC that provide certain postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) trusts exist for represented and non-represented employees. The Company contributed $90 million to its postretirement medical and life insurance benefit plans during 2010.
In January 2011, the Company contributed $36 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $90 million contribution to its VEBA trusts through the remainder of 2011.
Net postretirement cost includes the following components:

(in Millions)	2010	2009	2008
Service cost	$47	$45	$48
Interest cost	95	102	94
Expected return on plan assets	(52)	(42)	(58)
Amortization of:
Net loss	38	53	27
Prior service costs	2	2	2
Net transition obligation	2	2	2

Net postretirement cost	$132	$162	$115

(in Millions)	2010	2009
Other changes in plan assets and APBO recognized in regulatory assets
Net actuarial loss (gain)	$62	$(38)
Amortization of net actuarial loss	(38)	(52)
Prior service cost (credit)	(63)	—
Amortization of prior service credit	(2)	(2)
Amortization of transition (asset)	(2)	(2)

Total recognized in regulatory assets	$(43)	$(94)

Total recognized in net periodic pension cost and regulatory assets	$89	$68

Estimated amounts to be amortized from regulatory assets into net periodic benefit cost during next fiscal year

	2010	2009
Net actuarial loss	$42	$38
Prior service cost (credit)	(16)	2
Net transition obligation	2	2
The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the Consolidated Statements of Financial Position at December 31:

(in Millions)	2010	2009
Change in accumulated post retirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,650	$1,553
Service cost	47	45
Interest cost	95	102
Plan amendments	(62)	—
Actuarial loss	86	21
Medicare Part D subsidy	5	4
Benefits paid	(79)	(75)

Accumulated postretirement benefit obligation, end of year	$1,742	$1,650

Change in plan assets
Plan assets at fair value, beginning of year	$593	$478
Actual return on plan assets	76	99
Company contributions	90	90
Benefits paid	(77)	(75)

Plan assets at fair value, end of year	$682	$592

Funded status, end of year	$(1,060)	$(1,058)

Amount recorded as:
Non-current liabilities	$(1,060)	$(1,058)

Amounts recognized in regulatory assets (see Note 10)
Net actuarial loss	$534	$510
Prior service cost	(66)	(2)
Net transition obligation	4	7

	$472	$515

Assumptions used in determining the projected benefit obligation and net benefit costs are listed below:

	2010	2009	2008
Projected Benefit Obligation
Discount rate	5.50%	5.90%	6.90%

Net Benefit Costs
Discount rate	5.90%	6.90%	6.50%
Expected long-term rate of return on Plan assets	8.75%	8.75%	8.75%
Health care trend rate pre-65	7.00%	7.00%	7.00%
Health care trend rate post-65	7.00%	7.00%	6.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year in which ultimate reached	2016	2016	2011
A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $25 million and increased the accumulated benefit obligation by $242 million at December 31, 2010. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $20 million and would have decreased the accumulated benefit obligation by $204 million at December 31, 2010.
At December 31, 2010, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2011	$81
2012	85
2013	102
2014	107
2015	113
2016-2020	658

$1,146

The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefits plans is similar to those previously described for the pension plans.
Target allocations for plan assets as of December 31, 2010 are listed below:

U.S. Equity Securities	25%
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	10

100%
Fair Value Measurements at December 31, 2010(a)

				Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Asset Category:
Short-term investments(b)	$—	$5	$—	$5
Equity securities
U.S. Large Cap(c)	83	41	—	124
U.S. Small/Mid Cap(d)	40	39	—	79
Non U.S(e)	52	81	—	133
Fixed income securities(f)	3	167	—	170
Other types of investments
Hedge Funds and Similar Investments(g)	51	32	52	135
Private Equity and Other(h)	—	—	36	36

Total	$229	$365	$88	$682

Fair Value Measurements at December 31, 2009(a)

				Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2009
Asset Category:
Short-term investments(b)	$—	$12	$—	$12
Equity securities
U.S. Large Cap(c)	102	55	—	157
U.S. Small/Mid Cap(d)	32	34	—	66
Non U.S(e)	50	47	—	97
Fixed income securities(f)	5	160	—	165
Other types of investments
Hedge Funds and Similar Investments(g)	—	—	63	63
Private Equity and Other(h)	—	—	32	32

Total	$189	$308	$95	$592

(a)	See Note 4 — Fair Value for a description of levels within the fair value hierarchy.

(b)	This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(c)	This category comprises both actively and not actively managed portfolios that track the S&P 500 low cost equity index funds. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(d)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(e)	This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(f)	This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)	This category includes a diversified group of funds and strategies that attempt to capture financial market inefficiencies. In 2009, pricing for investments in this category was based on limited observable inputs as there was little, if any, publicly available pricing. Valuations for assets in this category may be based on relevant publicly-traded securities, derivatives, and privately-traded securities. In 2010, pricing for investments in this category included quoted prices in active markets and quotations from broker or pricing services. Non-exchanged traded securities held in commingled funds are classified as Level 2 assets.

(h)	This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relative publicly-traded comparables and comparable transactions.
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
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	HedgeFunds Similar	Private Equity and
(in Millions)	Investments	Other	Total
Beginning Balance at January 1, 2010	$63	$32	$95
Total realized/unrealized gains (losses)	7	6	13
Purchases, sales and settlements	(18)	(2)	(20)

Ending Balance at December 31, 2010	$52	$36	$88

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$4	$5	$9

	HedgeFunds Similar	Private Equity and
(in Millions)	Investments	Other	Total
Beginning Balance at January 1, 2009	$52	$26	$78
Total realized/unrealized gains (losses)	4	3	7
Purchases, sales and settlements	7	3	10

Ending Balance at December 31, 2009	$63	$32	$95

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$4	$2	$6

Healthcare Legislation
In March 2010, the PPACA and the HCERA were enacted into law (collectively, the “Act”). The Act is a comprehensive health care reform bill. A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012.
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
In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic postretirement benefit costs by $5 million in 2010, $17 million in 2009 and $11 million in 2008. At December 31, 2010, the gross amount of federal subsidies expected to be received in each of the next two years is estimated to be $5 million in 2011 and $6 million in 2012.

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION
A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

(in Millions)	2010	2009	2008
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$—	$16	$72
Inventories	(71)	30	(24)
Recoverable pension and postretirement costs	(26)	(13)	(852)
Accrued pension liability — affiliates	(27)	9	598
Accounts payable	47	(56)	(82)
Income taxes payable	(77)	(109)	(29)
Accrued postretirement liability — affiliates	3	(17)	259
Other assets	(131)	(5)	58
Other liabilities	29	106	118

	$(253)	$(39)	$118

Supplementary cash and non-cash information for the years ended December 31 were as follows:

(in Millions)	2010	2009	2008
Cash Paid For
Interest (excluding interest capitalized)	$315	$328	$290
Income taxes	28	319	24

NOTE 19 — RELATED PARTY TRANSACTIONS
The Company has agreements with affiliated companies to sell energy for resale, purchase power, provide fuel supply services, and provide power plant operation and maintenance services. The Company has agreements with certain DTE Energy affiliates where we charge them for their use of the shared capital assets of the Company. A shared services company accumulates various corporate support services expenses and charges various subsidiaries of DTE Energy, including Detroit Edison.
The following is a summary of transactions with affiliated companies:

(in Millions)	2010	2009	2008
Revenues
Energy sales	$1	$1	$—
Other services	7	4	6
Shared capital assets	29	28	23
Costs
Fuel and power purchases	4	3	5
Other services and interest	2	3	7
Corporate expenses (net)	294	313	388
Other
Dividends declared	305	305	228
Dividends paid	305	305	305
Capital contribution	—	250	175

	December 31,
(in Millions)	2010	2009
Assets
Accounts receivable	$8	$3
Notes receivable	103	82
Liabilities & Equity
Accounts payable	50	74
Other liabilities
Accrued pension liability	960	987
Accrued postretirement liability	1,060	1,058
Our accounts receivable from affiliated companies and accounts payable to affiliated companies are payable upon demand and are generally settled in cash within a monthly business cycle.
NOTE 20 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(in Millions)	Quarter	Quarter	Quarter	Quarter	Year
2010
Operating Revenues	$1,146	$1,208	$1,444	$1,195	$4,993
Operating Income	226	221	351	230	1,028
Net Income	91	87	165	98	441

2009
Operating Revenues	1,118	1,108	1,289	1,199	4,714
Operating Income	214	189	318	178	899
Net Income	78	79	149	70	376

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
For the years ended December 31, 2010 and December 31, 2009 professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of Detroit Edison’s annual financial statements for the years ended December 31, 2010 and December 31, 2009, respectively, and fees billed for other services rendered by PwC during those periods.

	2010	2009
Audit fees (1)	$1,217,885	$1,231,865
Audit-related fees (2)	37,000	37,400
All other fees (3)	410,498	100,000

Total	$1,665,383	$1,369,265

(1)	Represents the aggregate fees for the audits of Detroit Edison’s annual financial statements included in the Annual Reports on Form 10-K and for the reviews of the financial statements included in the Quarterly Reports on Form 10-Q.

(2)	Represents the aggregate fees billed for audit-related services for various attest services.

(3)	Represents consulting services for the purpose of providing advice and recommendations.
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
     (1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
     (2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”
     (3) Exhibits.

(i) Exhibits filed herewith.

4-273	Supplemental Indenture, dated as of December 1, 2010 to the Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2010 Series CT)

12-39	Computation of Ratio of Earnings to Fixed Charges.

23-24	Consent of PricewaterhouseCoopers LLP.

23-25	Consent of Deloitte & Touche LLP.

31-61	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-62	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii) Exhibits incorporated herein by reference.

3(a)	Restated Articles of Incorporation of The Detroit Edison Company, as filed December 10, 1991. (Exhibit 3-13 to Form 10-Q for the quarter ended June 30, 1999).

3(b)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for the quarter ended September 30, 1999).

4(a)	Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Registration Statement on Form A-2 (File No. 2-4609)). (amendment)

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Registration Statement on Form S-1 (File No. 2-7136)). (amendment)

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Registration Statement on Form S-1 (File No. 2-8290)). (amendment)

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Registration Statement on Form S-1 (File No. 2-9226)). (amendment)

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Form 8-K dated September 11, 1957). (amendment)

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Registration Statement on Form S-9 (File No. 2-25664)). (amendment)

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Form 10-K for the year ended December 31, 2000). (1990 Series B, C, E and F) Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Form 10-K for the year ended December 31, 1996). (1991 Series DP)

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Form 10-K for the year ended December 31, 2000). (amendment)

Supplemental Indenture, dated as of August 1, 1999, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-204 to Form 10-Q for the quarter ended September 30, 1999). (1999 Series AP, BP and CP)

Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)

Supplemental Indenture, dated as of August 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-227 to Form 10-Q for the quarter ended September 30, 2001). (2001 Series CP)

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Form 10-Q for the quarter ended September 30, 2002). (2002 Series A and B)

Supplemental Indenture, dated as of December 1, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-232 to Form 10-K for the year ended December 31, 2002). (2002 Series C and D)

Supplemental Indenture, dated as of August 1, 2003, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-235 to Form 10-Q for the quarter ended September 30, 2003). (2003 Series A)

Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)

Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated September 29, 2005). (2005 Series C)

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of December 1, 2007, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated December 18, 2007). (2007 Series A)

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)

Supplemental Indenture, dated as of October 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-259 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J)

Supplemental Indenture, dated as of December 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, providing for General and Refunding Mortgage Bonds. (Exhibit 4-261 to Form 10-K for the year ended December 31, 2008). (2008 Series LT)

Supplemental Indenture, dated as of March 15, 2009 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-263 to Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT)

Supplemental Indenture, dated as of November 1, 2009 to the Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee. (Exhibit 4-267 to Form 10-K for the year ended December 31, 2009). (2009 Series CT)

Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-269 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series B)

Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-271 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series A)

4(b)	Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Registration Statement on Form S-3 (File No. 33-50325)).

Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Form 10-Q for the quarter ended September 30, 2002). (5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032)

Eleventh Supplemental Indenture, dated as of December 1, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-233 to Form 10-Q for the quarter ended March 31, 2003). (5.45% Senior Notes due 2032 and 5.25% Senior Notes due 2032)

Twelfth Supplemental Indenture, dated as of August 1, 2003, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-236 to Form 10-Q for the quarter ended September 30, 2003). (5 1/2% Senior Notes due 2030)

Thirteenth Supplemental Indenture, dated as of April 1, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-237 to Form 10-Q for the quarter ended March 31, 2004). (4.875% Senior Notes Due 2029 and 4.65% Senior Notes due 2028)

Fourteenth Supplemental Indenture, dated as of July 15, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-239 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D 5.40% Senior Notes due 2014)

Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035)

Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)

Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)

Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)

Twenty-Second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)

Twenty-Fourth Supplemental Indenture, dated as of May 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-254 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)

Amendment dated June 1, 2009 to the Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (2008 Series ET Variable Rate Senior Notes due 2029) (Exhibit 4-265 to Form 10-Q for the quarter ended June 30, 2009)

Twenty-Fifth Supplemental Indenture, dated as of June 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-256 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)

Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-258 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)

Amendment dated June 1, 2009 to the Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2008 Series KT Variable Rate Senior Notes due 2020) (Exhibit 4-266 to Form 10-Q for the quarter ended June 30, 2009)

Twenty-Seventh Supplemental Indenture, dated as of October 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-260 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J 6.40% Senior Notes due 2013)

Twenty-Eighth Supplemental Indenture, dated as of December 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. (Exhibit 4-262 to Detroit Edison’s Form 10-K for the year ended December 31, 2008). (2008 Series LT 6.75% Senior Notes due 2038)

Twenty-Ninth Supplemental Indenture, dated as of March 15, 2009, to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-264 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT 6.00% Senior Notes due 2036)

Thirtieth Supplemental Indenture, dated as of November 1, 2009 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-268 to Form 10-K for the year ended December 31, 2009). (2009 Series CT Variable Rate Senior Notes due 2024).

Thirty-First Supplemental Indenture, dated as of August 1, 2010 to the Collateral Trust Indenture, dated as of June 1, 1993 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-270 to Form 10-Q for the quarter ended September 30, 2010.) (2010 Series B 3.45% Senior Notes due 2020)

Thirty-Second Supplemental Indenture, dated as of September 1, 2010, by and between the Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-272 to Form 10-Q for the quarter ended September 30, 2010.) (2010 Series A 4.89% Senior Notes due 2020)

4(c)	Trust Agreement of Detroit Edison Trust I. (Exhibit 4.9 to Registration Statement on Form S-3 (File No. 333-100000)).

4(d)	Trust Agreement of Detroit Edison Trust II. (Exhibit 4.10 to Registration Statement on Form S-3 (File No. 333-100000)).

10(a)	Securitization Property Sales Agreement dated as of March 9, 2001, between The Detroit Edison Securitization Funding LLC and The Detroit Edison Company. (Exhibit 10-42 to Form 10-Q for the quarter ended March 31, 2001).

10(b)	Certain arrangements pertaining to the employment of Anthony F. Earley, Jr. with The Detroit Edison Company, dated April 25, 1994. (Exhibit 10-53 to Form 10-Q for the quarter ended March 31, 1994).

10(c)	Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993. (Exhibit 10-48 to Form 10-K for year ended December 31, 1993).

10(d)	Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997. (Exhibit 10-5 to Form 10-K for the year ended December 31, 1996).

10(e)	Amended and Restated Post-Employment Income Agreement, dated March 23, 1998, between The Detroit Edison Company and Anthony F. Earley, Jr. (Exhibit 10-21 to Form 10-Q for the quarter ended March 31, 1998).

10(f)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997. (Exhibit 10-4 to Form 10-K for the year ended December 31, 1996).

10(g)	Form of Amended and Restated Detroit Edison Two-Year Credit Agreement, dated as of April 29, 2009 and amended and restated as of August 20, 2010, by and among The Detroit Edison Company the lenders party thereto, Barclays Bank plc, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.1 to Detroit Edison Form 8-K filed on August 26, 2010).

10(h)	Form of Detroit Edison Three-Year Credit Agreement, dated as of August 20, 2010, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank plc, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.2 to Detroit Edison Form 8-K filed on August 26, 2010).

99(a)	Belle River Participation Agreement, dated as of December 1, 1982, between The Detroit Edison Company and Michigan Public Power Agency. (Exhibit 28-5 to Registration Statement No. 2-81501).

99(b)	Belle River Transmission Ownership and Operating Agreement, dated as of December 1, 1982, between The Detroit Edison Company and Michigan Public Power Agency. (Exhibit 28-6 to Registration Statement No. 2-81501).

(iii) Exhibits furnished herewith.

32-61	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-62	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

The Detroit Edison Company
Schedule II — Valuation and Qualifying Accounts

	Year Ended December 31
(in Millions)	2010	2009	2008
Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statements of Financial Position)
Balance at Beginning of Period	$118	$121	$93
Additions:
Charged to costs and expenses	57	62	81
Charged to other accounts (1)	8	7	5
Deductions (2)	(90)	(72)	(58)

Balance At End of Period	$93	$118	$121

(1)	Collection of accounts previously written off.

(2)	Non-collectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
Date: February 18, 2011	By	/s/ GERARD M. ANDERSON
Gerard M. Anderson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GERARD M. ANDERSON	By	/s/ PETER B. OLEKSIAK

	Gerard M. Anderson		Peter B. Oleksiak
	Chairman of the Board and		Vice President, Controller and
	Chief Executive Officer		Chief Accounting Officer

By	/s/ DAVID E. MEADOR	By	/s/ LISA A. MUSCHONG

	David E. Meador		Lisa A. Muschong
	Director, Executive Vice President and Chief		Director
Financial Officer

By	/s/ BRUCE D. PETERSON

Bruce D. Peterson
Director
Date: February 18, 2011