Form 10-Q
period 2011-03-31
DETROIT EDISON CO
filed 2011-04-27
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2011
Commission file number 1-2198
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
Quarter Ended March 31, 2011

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

Forward-Looking Statements
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Detroit Edison. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation, increased thefts of electricity and high levels of uncollectible accounts receivable;
•	changes in the economic and financial viability of suppliers and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;
•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;
•	instability in capital markets which could impact availability of short and long-term financing;
•	the timing and extent of changes in interest rates;
•	the level of borrowings;
•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;
•	the potential for increased costs or delays in completion of significant construction projects;
•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;
•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;
•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;
•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;
•	employee relations and the impact of collective bargaining agreements;
•	unplanned outages;
•	changes in the cost and availability of coal and other raw materials and purchased power;
•	cost reduction efforts and the maximization of plant and distribution system performance;
•	the effects of competition;
•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;
•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;
•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;
•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;
•	the availability, cost, coverage and terms of insurance and stability of insurance providers;
•	changes in and application of accounting standards and financial reporting regulations;
•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.
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

The Detroit Edison Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Revenues	$1,192	$1,146

Operating Expenses
Fuel and purchased power	378	343
Operation and maintenance	329	309
Depreciation and amortization	202	204
Taxes other than income	59	65
Asset (gains) and losses, net	19	(1)

	987	920

Operating Income	205	226

Other (Income) and Deductions
Interest expense	71	81
Other income	(10)	(8)
Other expenses	6	6

	67	79

Income Before Income Taxes	138	147

Income Tax Provision	53	56

Net Income	$85	$91

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
(in Millions)	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$15	$30
Restricted cash	55	104
Accounts receivable (less allowance for doubtful accounts of $83 and $93, respectively)
Customer	627	690
Affiliates	18	8
Other	78	204
Inventories
Fuel	201	224
Materials and supplies	174	170
Notes receivable
Affiliates	—	97
Other	2	—
Prepaid property taxes	71	44
Other	79	65

	1,320	1,636

Investments
Nuclear decommissioning trust funds	961	939
Other	115	118

	1,076	1,057

Property
Property, plant and equipment	16,178	16,068
Less accumulated depreciation and amortization	(6,484)	(6,418)

	9,694	9,650

Other Assets
Regulatory assets	3,243	3,277
Securitized regulatory assets	692	729
Intangible assets	28	25
Notes receivable
Affiliates	—	6
Other	6	—
Other	144	142

	4,113	4,179

Total Assets	$16,203	$16,522

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
(in Millions, Except Shares)	2011	2010
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$55	$50
Other	296	349
Accrued interest	74	81
Current portion long-term debt, including capital leases	285	308
Regulatory liabilities	—	60
Short-term borrowing — affiliates	131	—
Other	259	279

	1,100	1,127

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,064	4,046
Securitization bonds	559	643
Capital lease obligations	17	20

	4,640	4,709

Other Liabilities
Deferred income taxes	2,175	2,235
Regulatory liabilities	749	714
Asset retirement obligations	1,389	1,354
Unamortized investment tax credit	64	67
Nuclear decommissioning	151	149
Accrued pension liability — affiliates	770	960
Accrued postretirement liability — affiliates	1,028	1,060
Other	118	138

	6,444	6,677

Commitments and Contingencies (Notes 7 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	838	829
Accumulated other comprehensive income (loss)	(15)	(16)

	4,019	4,009

Total Liabilities and Shareholder’s Equity	$16,203	$16,522

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Activities
Net income	$85	$91
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	202	204
Deferred income taxes	19	5
Asset gains (losses), net	19	(1)
Changes in assets and liabilities, exclusive of changes shown separately (Note 12)	(225)	76

Net cash from operating activities	100	375

Investing Activities
Plant and equipment expenditures	(219)	(177)
Restricted cash for debt redemptions	49	51
Proceeds from sale of nuclear decommissioning trust fund assets	20	59
Investment in nuclear decommissioning trust funds	(28)	(68)
Note receivable — affiliates	103	59
Other investments	(4)	(9)

Net cash used for investing activities	(79)	(85)

Financing Activities
Short-term borrowings	131	—
Redemption of long-term debt	(89)	(85)
Dividends on common stock	(76)	(76)
Other	(2)	(2)

Net cash used for financing activities	(36)	(163)

Net Increase in Cash and Cash Equivalents	(15)	127
Cash and Cash Equivalents at Beginning of the Period	30	34

Cash and Cash Equivalents at End of the Period	$15	$161

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive
(Dollars in Millions, shares in thousands)	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2010	138,632	$1,386	$1,810	$829	$(16)	$4,009

Net income	—	—	—	85	—	85
Dividends declared on common stock	—	—	—	(76)	—	(76)
Benefit obligations, net of tax	—	—	—	—	1	1

Balance, March 31, 2011	138,632	$1,386	$1,810	$838	$(15)	$4,019

The following table displays other comprehensive income for the three-month periods ended March 31:

(in Millions)	2011	2010
Net income	$85	$91
Other comprehensive income, net of tax:
Benefit obligations, net of taxes	1	1

Comprehensive income	$86	$92

See Notes to Consolidated Financial Statements (Unaudited)

The Detroit Edison Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Corporate Structure
Detroit Edison is an electric utility engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan. Detroit Edison is regulated by the MPSC and the FERC. In addition, the Company is regulated by other federal and state regulatory agencies including the NRC, the EPA and the MDEQ.
References in this report to “we,” “us,” “our” or “Company” are to Detroit Edison and its subsidiaries, collectively.
Basis of Presentation
These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited, but in the Company’s opinion include all adjustments necessary for a fair presentation of such financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.
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
The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2011, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

In 2001, Detroit Edison financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. Detroit Edison performs servicing activities including billing and collecting surcharge revenue for Securitization. This entity is a VIE, and is consolidated as the Company is the primary beneficiary. The maximum risk exposure related to Securitization is reflected on the Company’s Consolidated Statements of Financial Position.
The following tables summarize the major balance sheet items at March 31, 2011 and December 31, 2010 restricted for Securitization that are either (1) assets that can be used only to settle its obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	March 31,	December 31,
(in Millions)	2011	2010
ASSETS
Restricted cash	$55	$104
Accounts receivable	39	42
Securitized regulatory assets	692	729
Other assets	12	13

	$798	$888

LIABILITIES
Accounts payable and accrued current liabilities	$4	$17
Current portion long-term debt, including capital leases	158	150
Other current liabilities	62	62
Securitization bonds	559	643
Other long term liabilities	6	6

	$789	$878

As of March 31, 2011 and December 31, 2010, Detroit Edison had $5 million and $6 million in Notes receivable, respectively, related to non-consolidated VIEs.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Income Taxes
The Company had $3 million of unrecognized tax benefits at March 31, 2011 and December 31, 2010, that, if recognized, would favorably impact its effective tax rate. The Company has increased its unrecognized tax benefit by $70 million as a result of a change in a tax position taken during the period. During the next twelve months, it is reasonably possible that DTE Energy and its subsidiaries will settle certain federal tax audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $85 million within the next twelve months. The Company had an income tax receivable of $43 million at March 31, 2011 and $152 million at December 31, 2010 due from DTE Energy.
Stock-Based Compensation
The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million and $6 million for the three months ended March 31, 2011 and March 31, 2010, respectively.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward provision which was adopted in the first quarter of 2011, as permitted.

NOTE 4 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2011 and December 31, 2010. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.
•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2011:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	March 31, 2011
Assets:
Nuclear decommissioning trusts	$624	$337	$—	$961
Other investments	52	53	—	105
Derivative assets — FTRs	—	—	1	1

Total	$676	$390	$1	$1,067

Liabilities:
Derivative liabilities — Emissions	—	(3)	—	(3)

Total	$—	$(3)	$—	$(3)

Net Assets at March 31, 2011	$676	$387	$1	$1,064

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	March 31, 2011
Assets:
Current	$—	$—	$1	$1
Noncurrent	676	390	—	1,066

Total Assets	$676	$390	$1	$1,067

Liabilities:
Current	$—	$(3)	$—	$(3)
Noncurrent	—	—	—	—

Total Liabilities	$—	$(3)	$—	$(3)

Net Assets at March 31, 2011	$676	$387	$1	$1,064

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Assets:
Nuclear decommissioning trusts	$599	$340	$—	$939
Other investments	52	55	—	107
Derivative assets — FTRs	—	—	2	2

Total	$651	$395	$2	$1,048

Liabilities:
Derivative liabilities — Emissions	—	(3)	—	(3)

Total	$—	$(3)	$—	$(3)

Net Assets at December 31, 2010	$651	$392	$2	$1,045

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Assets:
Current	$—	$—	$2	$2
Noncurrent	651	395	—	1,046

Total Assets	$651	$395	$2	$1,048

Liabilities:
Current	$—	$(3)	$—	$(3)
Noncurrent	—	—	—	—

Total Liabilities	$—	$(3)	$—	$(3)

Net Assets at December 31, 2010	$651	$392	$2	$1,045

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Asset balance as of beginning of the period	$2	$2
Changes in fair value recorded in regulatory assets/liabilities	(1)	(1)

Asset balance as of March 31	$1	$1

The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to regulatory assets and liabilities held at March 31, 2011 and 2010	$—	$—

Transfers in and transfers out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in and transfers out of Level 3 are reflected as if they had occurred at the beginning of the period. No significant transfers between Levels 1, 2 or 3 occurred in the three months ended March 31, 2011 and March 31, 2010.
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

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.2 billion	$4.9 billion	$5.3 billion	$5.0 billion

Nuclear Decommissioning Trust Funds
Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. See Note 6.
The NRC has jurisdiction over the decommissioning of nuclear power plants and requires decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning using the NRC formula. The decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission Fermi 2. The Company expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC. See Note 7.
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.
The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	March 31	December 31
(in Millions)	2011	2010
Fermi 2	$930	$910
Fermi 1	3	3
Low level radioactive waste	28	26

Total	$961	$939

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Realized gains	$14	$9
Realized losses	(8)	(8)
Proceeds from sales of securities	20	59
Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of March 31, 2011
Equity securities	$590	$100
Debt securities	359	10
Cash and cash equivalents	12	—

	$961	$110

	Fair	Unrealized
(in Millions)	Value	Gains
As of December 31, 2010
Equity securities	$572	$77
Debt securities	361	11
Cash and cash equivalents	6	—

	$939	$88

The debt securities at March 31, 2011 and December 31, 2010 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $27 million and $26 million of unrealized losses as Regulatory assets at March 31, 2011 and December 31, 2010, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three months ended March 31, 2011 and March 31, 2010 for Fermi 1 trust assets.
Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	March 31, 2011		December 31, 2010
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$71	$71	$125	$125
Equity securities	5	5	4	4
As of March 31, 2011, these securities are comprised primarily of money-market and equity securities. Gains related to trading securities held at March 31, 2011 and March 31, 2010 were $3 million and $2 million, respectively.
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
Detroit Edison’s primary market risk exposure is associated with commodity prices, credit and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities until realized.
The following represents the fair value of derivative instruments as of March 31, 2011 and December 31, 2010:

	March 31	December 31
(in Millions)	2011	2010
FTRs — Other current assets	$1	$2
Emissions — Other current liabilities	(3)	(3)

Total derivatives not designated as hedging instrument	$(2)	$(1)

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were immaterial to both Regulatory assets and Regulatory liabilities for the three months ended March 31, 2011.
The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2011:

Commodity	Number of Units
Emissions (Tons)	2,250
FTRs (MW)	21,562
NOTE 6 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the asset retirement obligations for the three months ended March 31, 2011 follows:

(in Millions)
Asset retirement obligations at December 31, 2010	$1,366
Accretion	21
Revision in estimated cash flows	19
Liabilities settled	(2)

Asset retirement obligations at March 31, 2011	1,404
Less amount included in current liabilities	(15)

$1,389

In 2001, Detroit Edison began the final decommissioning of Fermi 1, with the goal of removing the remaining radioactive material and terminating the Fermi 1 license. In the first quarter of 2011, based on management decisions revising the timing and estimate of cash flows, Detroit Edison accrued an additional $19 million with respect to the decommissioning of Fermi 1. Subject to NRC notification, management intends to suspend decommissioning activities and place the facility in safe storage status. The expense amount has been recorded in Asset (gains) and losses, reserves and impairments, net on the Consolidated Statements of Operations.
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
Detroit Edison Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation
In March 2011, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2010 RETM and LCT. The Company’s 2010 restoration expenses were higher than the amount provided in rates. Accordingly, Detroit Edison has requested recovery of approximately $19.5 million.
Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)
In March 2011, Detroit Edison filed an application with the MPSC for approval of its UETM for 2010 requesting authority to refund approximately $7.2 million consisting of costs related to 2010 uncollectible expense.

Detroit Edison Choice Incentive Mechanism (CIM)
In March 2011, Detroit Edison filed an application with the MPSC for approval of its CIM reconciliation for 2010 requesting recovery of approximately $105.2 million.
Energy Optimization (EO) Plans
In April 2011, Detroit Edison filed an application for approval of its reconciliation of its 2010 EO plan expenses. Detroit Edison’s EO reconciliation includes a cumulative $21 million net over-recovery at year end 2010 for the 2010 EO plan.
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
The following table summarizes Detroit Edison’s PSCR reconciliation filing currently pending with the MPSC:

		Net Over/(Under)-Recovery,	PSCR Cost of
PSCR Year	Date Filed	Including Interest	Power Sold
2009	March 2010	$15.6 million	$1.2 billion
2010	March 2011	$(52.6) million	$1.2 billion
2010 PSCR Year — The 2010 PSCR reconciliation includes $15.6 million net over-recovery for the 2009 PSCR year. In addition to the net under-recovery of $52.6 million, the 2010 PSCR reconciliation includes an under-recovery of $7.1 million for the reconciliation of the 2007-2008 Pension Equalization Mechanism and an over-refund of $3.8 million for the 2011 refund of the self-implemented rate increase related to the 2009 electric rate case filing.
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
NOTE 8 — LONG-TERM DEBT
In April 2011, Detroit Edison remarketed $31 million of Tax-Exempt Revenue Bonds in a long-term rate mode at 2.35% for a three-year term. The final maturity of the issue is October 1, 2024.
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
The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2011, the total funded debt to total capitalization ratio for Detroit Edison was 0.51 to 1. Should Detroit Edison have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under its credit agreements. Detroit Edison had no outstanding short-term borrowings at March 31, 2011.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of over $230 million in 2011 and up to $2.1 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The EPA’s proposed National Emission Standards for Hazardous Air Pollutants from Coal and Oil-Fired Electric Utility Steam Generating Units rule (covering mercury and other air pollutants) was issued on March 16, 2011 for review and comment. DTE Energy is reviewing potential impacts of the proposed rule. The EPA will be accepting input on the proposal and may modify it prior to finalization, scheduled for November 2011. It is not possible to quantify the impact of this and other expected rulemakings at this time.
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
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA is requesting the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA is requesting the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in September 2011.
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
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA’s use of this provision in determining best technology available for reducing environmental impacts. On March 28, 2011, the EPA issued a revised rule, which is currently under review. A final rule is scheduled to be issued in mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2011 and December 31, 2010, the Company had $9 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.
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
Other
In 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (MACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines. This new set of regulations may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The new MACT regulations for industrial boilers provide three years for compliance with the major and area source standards. The Company is currently assessing the impact on current operations to determine the financial impact, if any, to comply with the new standards.
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
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is accounted for as a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. In 2011, the Company expects to begin loading spent nuclear fuel into an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.
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

Purchase Commitments
As of March 31, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $2.6 billion from 2011 through 2026. Certain of these commitments are with variable interest entities where the Company determined it was not the primary beneficiary as it does not have significant exposure to losses.
The Company also estimates that 2011 capital expenditures will be approximately $1.3 billion. The Company has made certain commitments in connection with expected capital expenditures.
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
NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2011	2010	2011	2010
Service cost	$15	$13	$13	$13
Interest cost	39	38	23	24
Expected return on plan assets	(42)	(43)	(16)	(13)
Amortization of:
Net actuarial loss	23	18	11	9
Prior service cost	1	1	(4)	—
Net transition liability	—	—	1	1

Net periodic benefit cost	$36	$27	$28	$34

Pension and Other Postretirement Contributions
In January 2011, the Company contributed $200 million to its pension plans.
In January 2011, the Company contributed $36 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $90 million contribution to its other postretirement benefit plans by the end of 2011.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(in Millions)	2011	2010
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$55	$75
Inventories	18	—
Accrued pension liability — affiliates	(190)	(93)
Accounts payable	(15)	21
Accrued PSCR refund	(4)	(3)
Income taxes receivable/payable	26	77
Postretirement obligation — affiliates	(32)	6
Other assets	(18)	(9)
Other liabilities	(65)	2

	$(225)	$76

Part I — Item 2.
The Detroit Edison Company
Management’s Narrative Analysis of Results of Operations
The Management’s Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.
Detroit Edison’s results for the three months ended March 31, 2011 as compared to the comparable 2010 period are discussed below:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Revenues	$1,192	$1,146
Fuel and Purchased Power	378	343

Gross Margin	814	803
Operation and Maintenance	329	309
Depreciation and Amortization	202	204
Taxes Other Than Income	59	65
Asset (Gains) and Losses, Net	19	(1)

Operating Income	205	226
Other (Income) and Deductions	67	79
Income Tax Provision	53	56

Net Income	$85	$91

Operating Income as a Percentage of Operating Revenues	17%	20%
Gross margin increased $11 million in the first quarter of 2011. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months
Base sales, net of RDM and CIM	$7
Energy optimization incentive	9
Restoration tracker	5
Electric Choice implementation surcharge elimination	(6)
Securitization bond and tax surcharge	(3)
Other	(1)

Increase in gross margin	$11

	Three Months Ended
	March 31
(in Thousands of MWh)	2011	2010
Electric Sales
Residential	3,889	3,665
Commercial	3,993	3,942
Industrial	2,341	2,475
Other	798	802

	11,021	10,884
Interconnection sales (1)	306	1,310

Total Electric Sales	11,327	12,194

Electric Deliveries
Retail and Wholesale	11,021	10,884
Electric Customer Choice, including self generators(2)	1,302	1,103

Total Electric Sales and Deliveries	12,323	11,987

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

	Three Months Ended
Power Generated and Purchased	March 31
(in Thousands of MWh)	2011	2010
Power Plant Generation
Fossil	8,058	9,520
Nuclear	1,706	2,200

	9,764	11,720
Purchased Power	2,477	1,322

System Output	12,241	13,042
Less Line Loss and Internal Use	(914)	(848)

Net System Output	11,327	12,194

Average Unit Cost ($/MWh)
Generation (1)	$20.80	$18.78

Purchased Power	$40.79	$32.30

Overall Average Unit Cost	$24.84	$20.15

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense increased $20 million in the first quarter of 2011 due primarily to increased power plant generation outages of $9 million, higher employee benefit related expenses of $8 million, higher storm and line clearance expenses of $6 million and higher energy optimization and renewable energy expenses of $4 million, partially offset by reduced uncollectible expenses of $6 million.
Asset (gains) and losses, net decreased $20 million due to an accrual of $19 million in the first quarter of 2011 resulting from management’s revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1. See Note 6 of the Notes to the Consolidated Financial Statements.
Outlook — We continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. The 2010 MPSC order provided for an uncollectible expense tracking mechanism which financially assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in average customer usage due to general economic conditions, weather and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility.

We expect that our planned significant environmental and renewable energy investments will result in earnings growth. Looking forward, additional factors may impact earnings such as volatility in prices for coal and other commodities, increased transportation costs, investment returns and changes in discount rate assumptions in benefit plans and health care costs, lower levels of wholesale sales due to contract expirations, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.
Detroit Edison filed a rate case on October 29, 2010 based on a projected twelve-month period ending March 31, 2012. The filing with the MPSC requested a $443 million increase in base rates. Detroit Edison also proposed certain adjustments which could reduce the net impact on the required increase in rates by approximately $190 million. Detroit Edison plans to self-implement $107 million of its requested annual increase on April 28, 2011. This increase will remain in place until a final order is issued by the MPSC, which is expected by October 2011. If the final rate case order does not support the self-implemented rate increase, Detroit Edison must refund the difference with interest.
Environmental Matters
Global Climate Change
The EPA has promulgated the Greenhouse Gas Tailoring rule that regulates greenhouse gases as pollutants under the EPA’s new source permitting and major source operating permit programs, and that requires a Best Available Control Technology (BACT) determination for new and modified major sources of GHG. In addition, the EPA will be issuing proposed GHG performance standards for new and modified electric generating units in July 2011. Comprehensive climate change and energy legislation was passed out of the U.S. House in 2009, but the Senate was unable to agree on passage of a climate bill. In the current U.S. Congress, efforts are focused on delaying the EPA’s regulation of GHGs with no expectation of enacting a comprehensive national climate program. Pending or future regulatory or legislative actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on Detroit Edison or its customers at this time.
See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding environmental matters.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, which is the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	— Legal Proceedings
The Company is involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on its operations or financial statements in the periods they are resolved.
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
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in September 2011.
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
For additional discussion on legal matters, see Note 10 of the Notes to Consolidated Financial Statements

Item 1A.	— Risk Factors
There are various risks associated with the operations of Detroit Edison. To provide a framework to understand the operating environment of Detroit Edison, we have provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company’s 2010 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future. In addition to the risk factors set forth in our 10-K, the following updated risks could affect our performance.
Operation of a nuclear facility subjects us to risk. Ownership of an operating nuclear generating plant subjects us to significant additional risks. These risks include, among others, plant security, environmental regulation and remediation, changes in federal nuclear regulation and operational factors that can significantly impact the performance and cost of operating a nuclear facility. While we maintain insurance for various nuclear-related risks, there can be no assurances that such insurance will be sufficient to cover our costs in the event of an accident or business interruption at our nuclear generating plant, which may affect our financial performance.
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

Item 6.	— Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

4-274
Supplemental Indenture, dated as of March 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (2011 Series AT)

12-40	Computation of Ratio of Earnings to Fixed Charges

31-63	Chief Executive Officer Section 302 Form 10-Q Certification

31-64	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-63	Chief Executive Officer Section 906 Form 10-Q Certification

32-64	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)

Date: April 27, 2011	/S/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and
Chief Accounting Officer