Form 10-Q
period 2011-06-30
DETROIT EDISON CO
filed 2011-07-29
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

313-235-4000
(Registrant's telephone number, including area code)

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

Yes ☐ No ☑

All of the registrant's 138,632,324 outstanding shares of common stock are owned by DTE Energy Company.

THE DETROIT EDISON COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2011

DEFINITIONS

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CIM	A Choice Incentive Mechanism authorized by the MPSC that allows Detroit Edison to recover or refund non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales.
Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.
Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies
DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, Michigan Consolidated Gas Company and numerous non-utility subsidiaries
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.
MCIT	Michigan Corporate Income Tax
MDEQ	Michigan Department of Environmental Quality
MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.
MPSC	Michigan Public Service Commission
NRC	United States Nuclear Regulatory Commission
PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.
RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage of electricity
Securitization
Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

VIE	Variable Interest Entity

Units of Measurement

kWh	Kilowatthour of electricity
MW	Megawatt of electricity
MWh	Megawatthour of electricity

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Detroit Edison. Words such as "anticipate," "believe," "expect," "projected" and "goals" signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•
economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation, increased thefts of electricity and high levels of uncollectible accounts receivable;

•	changes in the economic and financial viability of suppliers and trading counterparties, and the continued ability of such parties to perform their obligations to the Detroit Edison;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	the potential for increased costs or delays in completion of significant construction projects;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials and purchased power;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	binding arbitration, litigation and related appeals; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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

Part I — Item 1.

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in Millions)	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$19	$30
Restricted cash	106	104
Accounts receivable (less allowance for doubtful accounts of $83 and $93, respectively)
Customer	696	690
Affiliates	11	8
Other	73	204
Inventories
Fuel	239	224
Materials and supplies	176	170
Notes receivable
Affiliates	—	97
Other	2	—
Regulatory assets	85	52
Other	61	57
	1,468	1,636

Investments
Nuclear decommissioning trust funds	975	939
Other	118	118
	1,093	1,057

Property
Property, plant and equipment	16,527	16,068
Less accumulated depreciation and amortization	(6,617)	(6,418)
	9,910	9,650

Other Assets
Regulatory assets	3,186	3,277
Securitized regulatory assets	656	729
Intangible assets	31	25
Notes receivable
Affiliates	—	6
Other	6	—
Other	138	142
	4,017	4,179

Total Assets	$16,488	$16,522

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in Millions, Except Shares)	June 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$50	$50
Other	323	349
Accrued interest	72	81
Current portion long-term debt, including capital leases	257	308
Regulatory liabilities	29	60
Short-term borrowing - affiliates	21	—
Short-term borrowing - other	107	—
Other	257	279
	1,116	1,127

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,313	4,046
Securitization bonds	559	643
Capital lease obligations	16	20
	4,888	4,709

Other Liabilities
Deferred income taxes	2,509	2,235
Regulatory liabilities	397	714
Asset retirement obligations	1,390	1,354
Unamortized investment tax credit	62	67
Nuclear decommissioning	152	149
Accrued pension liability - affiliates	782	960
Accrued postretirement liability - affiliates	1,029	1,060
Other	117	138
	6,438	6,677

Commitments and Contingencies (Notes 6 and 9)

Shareholder's Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	865	829
Accumulated other comprehensive income (loss)	(15)	(16)
	4,046	4,009

Total Liabilities and Shareholder's Equity	$16,488	$16,522

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$1,240	$1,208	$2,432	$2,354

Operating Expenses
Fuel and purchased power	417	390	795	733
Operation and maintenance	331	326	660	635
Depreciation and amortization	202	210	404	414
Taxes other than income	60	61	119	126
Asset (gains) and losses, net	(5)	—	14	(1)
	1,005	987	1,992	1,907

Operating Income	235	221	440	447

Other (Income) and Deductions
Interest expense	73	77	144	158
Other income	(11)	(9)	(21)	(17)
Other expenses	6	11	12	17
	68	79	135	158

Income Before Income Taxes	167	142	305	289

Income Tax Provision	63	55	116	111

Net Income	$104	$87	$189	$178

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30
(in Millions)	2011	2010
Operating Activities
Net income	$189	$178
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	404	414
Deferred income taxes	35	(1)
Asset (gains) and losses, net	14	(1)
Changes in assets and liabilities, exclusive of changes shown separately (Note 11)	(220)	(67)
Net cash from operating activities	422	523

Investing Activities
Plant and equipment expenditures	(606)	(401)
Restricted cash for debt redemptions	(2)	2
Proceeds from sale of nuclear decommissioning trust fund assets	59	128
Investment in nuclear decommissioning trust funds	(76)	(145)
Notes receivable - affiliates	103	70
Other investments	(13)	(13)
Net cash used for investing activities	(535)	(359)

Financing Activities
Short-term borrowings - affiliates	21	66
Short-term borrowings - other	107	—
Issuance of long-term debt	248	—
Redemption of long-term debt	(115)	(85)
Dividends on common stock	(152)	(152)
Other	(7)	(7)
Net cash from (used for) financing activities	102	(178)

Net Decrease in Cash and Cash Equivalents	(11)	(14)
Cash and Cash Equivalents at Beginning of the Period	30	34
Cash and Cash Equivalents at End of the Period	$19	$20

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(Dollars in Millions, shares in thousands)	Shares	Amount
Balance, December 31, 2010	138,632	$1,386	$1,810	$829	$(16)	$4,009
Net income	—	—	—	189	—	189
Dividends declared on common stock	—	—	—	(153)	—	(153)
Benefit obligations, net of tax	—	—	—	—	1	1
Balance, June 30, 2011	138,632	$1,386	$1,810	$865	$(15)	$4,046

The following table displays comprehensive income for the six-month periods ended June 30:

(in Millions)	2011	2010
Net income	189	$178
Other comprehensive income, net of tax:
Benefit obligations, net of taxes	1	1
Comprehensive income	$190	$179

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

The accompanying Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from the Company's estimates.

The Consolidated Financial Statements are unaudited, but in the Company's opinion include all adjustments necessary to a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.

Certain prior year balances were reclassified to match the current year's financial statement presentation.

Principles of Consolidation

The Company consolidates all majority owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. Non-majority owned investments include investments in limited liability companies, partnerships or joint ventures. When the Company does not influence the operating policies of an investee, the cost method is used. These consolidated financial statements also reflect the Company's proportionate interests in certain jointly owned utility plant. The Company eliminates all intercompany balances and transactions.

The Company evaluates whether an entity is a VIE whenever reconsideration events occur. The Company consolidates VIEs for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. The Company performs ongoing reassessments of all VIEs to determine if the primary beneficiary status has changed.

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2011, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

In 2001, Detroit Edison financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. Detroit Edison performs servicing activities including billing and collecting surcharge revenue for Securitization. This entity is a VIE, and is consolidated as the Company is the primary beneficiary. The maximum risk exposure related to Securitization is reflected on the Company's Consolidated

Statements of Financial Position.

The following tables summarize the major balance sheet items at June 30, 2011 and December 31, 2010 restricted for Securitization that are either (1) assets that can be used only to settle its obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

(in Millions)	June 30, 2011	December 31, 2010
ASSETS
Restricted cash	$106	$104
Accounts receivable	34	42
Securitized regulatory assets	656	729
Other assets	12	13
	$808	$888
LIABILITIES
Accounts payable and accrued current liabilities	$16	$17
Current portion long-term debt, including capital leases	158	150
Other current liabilities	59	62
Securitization bonds	559	643
Other long term liabilities	6	6
	$798	$878

As of June 30, 2011 and December 31, 2010, Detroit Edison had $5 million and $6 million in Notes receivable, respectively, related to non-consolidated VIEs.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company had $3 million of unrecognized tax benefits at June 30, 2011 and December 31, 2010, that, if recognized, would favorably impact its effective tax rate. The Company has increased its unrecognized tax benefit by $70 million in the six months ended June 30, 2011, as a result of a change in a tax position taken during a prior period. During the next twelve months, it is reasonably possible that DTE Energy and its subsidiaries will settle certain federal tax audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $84 million within the next twelve months.

Michigan Corporate Income Tax (MCIT)

On May 25, 2011, the Michigan Business Tax (MBT) was repealed and the MCIT was enacted and will become effective January 1, 2012. The MCIT subjects corporations with business activity in Michigan to a 6 percent tax rate on an apportioned income tax base and eliminates the modified gross receipts tax and nearly all credits available under the MBT. The MCIT also eliminated the future deductions allowed under MBT that enabled companies to establish a one-time deferred tax asset upon enactment of the MBT to offset deferred tax liabilities that resulted from enactment of the MBT.

Effective with the enactment of the MCIT in the second quarter of 2011, the net state deferred tax liability was remeasured to reflect the impact of the MCIT tax rate on cumulative temporary differences expected to reverse after the effective date. The net impact of this remeasurement was a decrease in deferred income tax liabilities of $35 million that was offset against the regulatory asset established upon the enactment of the MBT.

Due to the elimination of the future tax deductions allowed under the MBT, the one-time MBT deferred tax asset that was established upon the enactment of the MBT has been remeasured to zero. The net impact of this remeasurement is a reduction of net deferred tax assets of $342 million which was offset against the regulatory liability established upon enactment of the MBT.

Consistent with the original establishment of this deferred tax liability, no recognition of this non-cash transaction has been reflected in the Consolidated Statements of Cash Flows.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $5 million and $6 million for the three months ended June 30, 2011 and June 30, 2010, respectively, while such allocation was $14 million and $12 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2011 and December 31, 2010. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established, that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:

•	Level 1 - Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•
Level 2 - Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•
Level 3 - Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2011:

(in Millions)	Level 1	Level 2	Level 3	Net Balance at June 30, 2011
Assets:
Nuclear decommissioning trusts	$626	$349	$—	$975
Other investments	53	53	—	106
Derivative assets - FTRs	—	—	3	3
Total	$679	$402	$3	$1,084
Liabilities:
Derivative liabilities - Emissions	—	(1)	—	(1)
Total	$—	(1)	$—	$(1)

Net Assets at June 30, 2011	$679	401	$3	$1,083

(in Millions)	Level 1	Level 2	Level 3	Net Balance at June 30, 2011
Assets:
Current	$—	$—	$3	$3
Noncurrent	679	402	—	1,081
Total Assets	$679	$402	$3	$1,084
Liabilities:
Current	$—	$(1)	$—	$(1)
Noncurrent	—	—	—	—
Total Liabilities	$—	$(1)	$—	$(1)

Net Assets at June 30, 2011	$679	$401	$3	$1,083

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010:

(in Millions)	Level 1	Level 2	Level 3	Net Balance at December 31, 2010
Assets:
Nuclear decommissioning trusts	$599	$340	—	$939
Other investments	52	55	—	107
Derivative assets - FTRs	—	—	2	2
Total	$651	$395	$2	$1,048
Liabilities:
Derivative liabilities - Emissions	—	(3)	—	(3)
Total	—	$(3)	—	$(3)

Net Assets at December 31, 2010	$651	$392	$2	$1,045

(in Millions)	Level 1	Level 2	Level 3	Net Balance at December 31, 2010
Assets:
Current	—	—	$2	$2
Noncurrent	651	395	—	1,046
Total Assets	$651	$395	$2	$1,048
Liabilities:
Current	—	$(3)	—	$(3)
Noncurrent	—	—	—	—
Total Liabilities	—	$(3)	—	$(3)

Net Assets at December 31, 2010	$651	$392	$2	$1,045

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2011	2010	2011	2010
Asset balance as of beginning of the period	$1	$1	$2	$2
Changes in fair value recorded in regulatory assets/liabilities	4	4	3	3
Purchases, issuances and settlements:
Settlements	(2)	(2)	(2)	(2)
Asset balance as of June 30	$3	$3	$3	$3
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2011 and 2010	$3	$3	$3	$3

Transfers in and transfers out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in and transfers out of Level 3 are reflected as if they had occurred at the beginning of the period. No significant transfers between Levels 1, 2 or 3 occurred in the three and six months ended June 30, 2011 and June 30, 2010.

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

	June 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.5 billion	$5.1 billion	$5.3 billion	$5.0 billion

Nuclear Decommissioning Trust Funds

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. See Note 5.

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

The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

(in Millions)	June 30 2011	December 31 2010
Fermi 2	$942	$910
Fermi 1	3	3
Low level radioactive waste	30	26
Total	$975	$939

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2011	2010	2011	2010
Realized gains	$12	$12	$26	$21
Realized losses	(9)	(11)	(17)	(19)
Proceeds from sales of securities	39	69	59	128

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

(in Millions)	Fair Value	Unrealized Gains
As of June 30, 2011
Equity securities	$589	$100
Debt securities	381	14
Cash and cash equivalents	5	—
	975	114

(in Millions)	Fair Value	Unrealized Gains
As of December 31, 2010	$572	$77
Equity securities
Debt securities	361	11
Cash and cash equivalents	6	—
	$939	$88

The debt securities at June 30, 2011 and December 31, 2010 had an average maturity of approximately 8 and 6 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $32 million and $26 million of unrealized losses as Regulatory assets at June 30, 2011 and December 31, 2010, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three and six months ended June 30, 2011 and June 30, 2010 for Fermi 1 trust assets.

Other Available-For-Sale Securities

The following table summarizes the fair value of the Company's investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	June 30, 2011		December 31, 2010
(in Millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash equivalents	$122	$122	$125	$125
Equity securities	5	5	4	4

As of June 30, 2011, these securities were comprised primarily of money-market funds and equity securities. Gains (losses) related to trading securities held at June 30, 2011 and June 30, 2010 were $4 million and $(2) million, respectively.

NOTE 4 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

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

Detroit Edison's primary market risk exposure is associated with commodity prices, credit and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities until realized.

The following represents the fair value of derivative instruments as of June 30, 2011 and December 31, 2010:

(in Millions)	June 30 2011	December 31 2010
FTRs - Other current assets	$3	$2
Emissions - Other current liabilities	(1)	(3)
Total derivatives not designated as hedging instruments	$2	$(1)

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $4 million and $3 million in gains related to FTRs recognized in Regulatory liabilities for the three and six months ended June 30, 2011, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of June 30, 2011:

Commodity	Number of Units
Emissions (Tons)	1,700
FTRs (MW)	76,228

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the six months ended June 30, 2011 follows:

(in Millions)
Asset retirement obligations at December 31, 2010	$1,366
Accretion	42
Revision in estimated cash flows	(1)
Liabilities incurred	1
Liabilities settled	(7)
Asset retirement obligations at June 30, 2011	1,401
Less amount included in current liabilities	(11)
$1,390

In 2001, Detroit Edison began the final decommissioning of Fermi 1, with the goal of removing the remaining radioactive material and terminating the Fermi 1 license. In the first quarter of 2011, based on management decisions revising the timing and estimate of cash flows, Detroit Edison accrued an additional $19 million with respect to the decommissioning of Fermi 1. Subject to NRC notification, management intends to suspend decommissioning activities and place the facility in safe storage status. The expense amount has been recorded in Asset (gains) and losses, net on the Consolidated Statements of Operations. In the second quarter of 2011, based on updated studies revising the timing and estimate of cash flows, a reduction of approximately $20 million was made to the Detroit Edison asset retirement obligation for asbestos removal with approximately $5.7 million of the decrease associated with Fermi 1 recorded in Asset (gains) and losses, net on the Consolidated Statements of Operations.

NOTE 6 — REGULATORY MATTERS

2010 Electric Rate Case Filing

Detroit Edison filed a rate case on October 29, 2010 based on a projected 12-month period ending March 31, 2012. The filing with the MPSC requested a $443 million increase in base rates that is required to recover higher costs associated with environmental compliance, operation and maintenance of the Company's electric distribution system and generation plants, inflation, the capital costs of plant additions, the reduction in territory sales, the impact from the expiration of certain wholesale for resale contracts and the increased migration of customers to the electric Customer Choice program. Detroit Edison also proposed certain adjustments which could reduce the net impact on the required increase in rates by approximately $190 million. These adjustments relate to electric Customer Choice migration, pension and other postretirement benefits expenses and the Nuclear Decommissioning surcharge. On April 28, 2011, Detroit Edison self-implemented a rate increase of $107 million. This increase, which is collected subject to refund, will remain in place until a final order is issued.

Detroit Edison Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation

In March 2010, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2009 RETM and LCT. The Company's 2009 restoration and line clearance expenses were less than the amount provided in rates. Accordingly, Detroit Edison proposed a refund of approximately $16 million, including interest. On May 10, 2011 the MPSC issued an order approving the proposed refund and Detroit Edison began applying credits to customer bills in July 2011.

Detroit Edison Choice Implementation Surcharge (CIS)

In June 2011, Detroit Edison filed an application with the MPSC for approval of its CIS reconciliation and proposed refund of $2.4 million.

2009 Detroit Edison Depreciation Filing
In compliance with an MPSC order, Detroit Edison filed a depreciation case in November 2009. On June 16, 2011, the MPSC issued an order reducing Detroit Edison's composite depreciation rates from 3.33% to 3.06%, effective for accounting purposes, the day after the issuance of the MPSC order in the 2010 rate case expected in October 2011.

Renewable Energy Plan
In June 2011, Detroit Edison filed an amended Renewable Energy Plan with the MPSC requesting authority to continue to recover approximately $100 million of surcharge revenues. The proposed revenues are necessary in order to continue to properly implement Detroit Edison's 20-year renewable energy plan, to deliver cleaner, renewable electric generation to its customers, to further diversify Detroit Edison's and the State of Michigan's sources of electric supply, and to address the state and national goals of increasing energy independence.

Detroit Edison Revenue Decoupling Mechanism (RDM)

In May 2011, Detroit Edison filed an application with the MPSC for approval of its RDM reconciliation for the period February 2010 through January 2011 requesting authority to refund approximately $55.8 million, plus interest.

Power Supply Cost Recovery (PSCR) Proceedings

The PSCR process is designed to allow Detroit Edison to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. Detroit Edison's power supply costs include fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowances costs, urea costs, transmission costs and MISO costs. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.
The following table summarizes Detroit Edison's PSCR reconciliation filing currently pending with the MPSC:

PSCR Year	Date Filed	Net Over/(Under)-Recovery, Including Interest	PSCR Cost of Power Sold
2009	March 2010	$15.6 million	$1.2 billion
2010	March 2011	$(52.6) million	$1.2 billion

2010 PSCR Year - The 2010 PSCR reconciliation includes $15.6 million net over-recovery for the 2009 PSCR year. In addition to the net under-recovery of $52.6 million, the 2010 PSCR reconciliation includes an under-recovery of $7.1 million for the reconciliation of the 2007-2008 Pension Equalization Mechanism and an over-refund of $3.8 million for the 2011 refund of the self-implemented rate increase related to the 2009 electric rate case filing.

2011 Plan Year - In September 2010, Detroit Edison filed its 2011 PSCR plan case seeking approval of a levelized PSCR factor of 2.98 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.2 billion. The plan also includes approximately $36 million for the recovery of its projected 2010 PSCR under-recovery.

Other

The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 7 — LONG-TERM DEBT

Debt Issuances

In 2011, the Company has remarketed or issued the following long-term debt:

(in Millions)

Month Issued	Type	Interest Rate	Maturity	Amount
April	Tax-Exempt Revenue Bonds(1)(2)	2.35%	2024	$31
May	Mortgage Bonds(3)	3.90%	2021	250
				$281

(1)    These bonds were remarketed in a long-term rate mode with a three-year term ending April 1, 2014. The final maturity of the issue is October 1, 2024.

(2)    Detroit Edison Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

(3) Proceeds were used for general corporate purposes.

In June 2011, Detroit Edison agreed to issue and sell $225 million of general and refunding mortgage bonds, with an average rate of 4.6% and an average maturity of 17 years, to a group of institutional investors in a private placement transaction. The bonds are expected to close and fund on September 1, 2011.

Debt Retirements and Redemptions

In 2011, the following debt was retired:

(in Millions)

Month Retired	Type	Interest Rate	Maturity	Amount
May	Tax-Exempt Revenue Bonds	6.95%	2011	$26

NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

In August 2010, Detroit Edison entered into an amended and restated $212 million two-year unsecured revolving credit agreement and a new $63 million three-year unsecured revolving credit agreement with a syndicate of 23 banks that may be used for general corporate borrowings, but are intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.25% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates.

The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2011, the total funded debt to total capitalization ratio for Detroit Edison was 0.53 to 1. Should Detroit Edison have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under its credit agreements. Detroit Edison had $107 million in outstanding short-term borrowings at June 30, 2011.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental

Air - Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of over $205 million in 2011 and up to $2.0 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The EPA's proposed National Emission Standards for Hazardous Air Pollutants from Coal and Oil-Fired Electric Utility Steam Generating Units rule (covering mercury and other air pollutants) was issued on March 16, 2011 for review and comment. The EPA will be accepting input on the proposal and may modify it prior to finalization, scheduled for November 2011. Also, on July 6, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) which replaces the Clean Air Interstate Rule (CAIR), requiring further reductions of sulfur dioxides and nitrogen oxides. Detroit Edison is reviewing potential impacts of the proposed and recently finalized rules, but is not able to quantify the financial impact of these and other expected rulemakings at this time.

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

On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA's motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in September 2011.

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

Water - In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $80 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA's use of this provision in determining best technology available for reducing environmental impacts. On March 28, 2011, the EPA issued a proposed rule. A final rule is scheduled to be issued in mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the financial impacts of these developing requirements.

Contaminated Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2011 and December 31, 2010, the Company had $9 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company's financial position and cash flows.

Landfill - Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.

The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published on June 21, 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the financial impact of those proposed rules at this time.

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

Detroit Edison maintains a policy for extra expenses, including replacement power costs necessitated by Fermi 2's unavailability due to an insured event. This policy has a 12-week waiting period and provides an aggregate $490 million of coverage over a three-year period.

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is accounted for as a component of nuclear fuel expense. Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government's long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. In 2011, the Company expects to begin loading spent nuclear fuel into an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.

Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity's obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.

Labor Contracts

There are several bargaining units for the Company's approximately 2,700 represented employees. In the 2010 third quarter, a new three-year agreement was ratified covering approximately 2,400 represented employees. The remaining represented employees are under a contract that expires in August 2012.

Purchase Commitments

As of June 30, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company's business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $1.4 billion from 2011 through 2026. Certain of these commitments are with variable interest entities where the Company determined it was not the primary beneficiary as it does not have significant exposure to losses.

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

Other Contingencies

The Company is involved in certain other legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims that it can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Company's operations or financial statements in the periods they are resolved.

See Notes 4 and 6 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
(in Millions)	2011	2010	2011	2010
Three Months Ended June 30
Service cost	$15	$13	$13	$11
Interest cost	38	38	24	24
Expected return on plan assets	(42)	(43)	(15)	(13)
Amortization of:
Net actuarial loss	24	18	10	9
Prior service cost	1	1	(4)	—
Net transition liability	—	—	—	1
Special termination benefits	2	—	—	—
Net periodic benefit cost	$38	$27	$28	$32

	Pension Benefits		Other Postretirement Benefits
(in Millions)	2011	2010	2011	2010
Six Months Ended June 30
Service cost	$30	$26	$26	$23
Interest cost	77	76	47	48
Expected return on plan assets	(84)	(86)	(31)	(26)
Amortization of:
Net actuarial loss	47	35	21	19
Prior service cost	2	3	(8)	1
Net transition liability	—	—	1	1
Special termination benefits	2	—	—	—
Net periodic benefit cost	$74	$54	$56	$66

Pension and Other Postretirement Contributions

In January 2011, the Company contributed $200 million to its pension plans.

In January 2011, the Company contributed $36 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $90 million contribution to its other postretirement benefit plans by the end of 2011.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30
(in Millions)	2011	2010
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(35)	$(37)
Inventories	(21)	(53)
Accrued pension liability - affiliates	(178)	(186)
Accounts payable	(1)	59
Accrued PSCR refund	(33)	(23)
Income taxes receivable/payable	66	100
Postretirement obligation - affiliates	(31)	10
Other assets	85	47
Other liabilities	(72)	16
	$(220)	$(67)

Part 1  — Item 2.

The Detroit Edison Company
Management's Narrative Analysis of Results of Operations

The Management's Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.

Detroit Edison's results for the three and six months ended June 30, 2011 as compared to the comparable 2010 period are discussed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$1,240	$1,208	$2,432	$2,354
Fuel and Purchased Power	417	390	795	733
Gross Margin	823	818	1,637	1,621
Operation and Maintenance	331	326	660	635
Depreciation and Amortization	202	210	404	414
Taxes Other Than Income	60	61	119	126
Asset (Gains) and Losses, Net	(5)	—	14	(1)
Operating Income	235	221	440	447
Other (Income) and Deductions	68	79	135	158
Income Tax Provision	63	55	116	111
Net Income	$104	$87	$189	$178
Operating Income as a Percentage of Operating Revenues	19%	18%	18%	19%

Gross margin increased $5 million in the second quarter of 2011 and $16 million in the six-month period ended June 30, 2011. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Six Months
Base sales, net of RDM and CIM	$20	$30
Securitization bond and tax surcharge	(13)	(15)
Electric Choice implementation surcharge elimnation	(6)	(11)
Energy optimization incentive	—	9
Restoration tracker	1	6
Other	3	(3)
Increase in gross margin	$5	$16

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2011	2010	2011	2010
Electric Sales
Residential	3,607	3,602	7,495	7,267
Commercial	3,998	3,988	7,991	7,930
Industrial	2,405	2,605	4,747	5,081
Other	763	799	1,560	1,600
	10,773	10,994	21,793	21,878
Interconnection sales (1)	1,156	1,450	1,461	2,760
Total Electric Sales	11,929	12,444	23,254	24,638

Electric Deliveries
Retail and Wholesale	10,773	10,994	21,793	21,878
Electric Customer Choice, including self generators (2)	1,409	1,283	2,711	2,386
Total Electric Sales and Deliveries	12,182	12,277	24,504	24,264
____________

(1)    Represents power that is not distributed by Detroit Edison.

(2)    Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Power Generated and Purchased

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2011	2010	2011	2010
Power Plant Generation
Fossil	8,807	9,595	16,864	19,115
Nuclear	2,408	2,087	4,114	4,287
	11,215	11,682	20,978	23,402
Purchased Power	1,573	1,474	4,050	2,796
System Output	12,788	13,156	25,028	26,198
Less Line Loss and Internal Use	(859)	(712)	(1,774)	(1,560)
Net System Output	11,929	12,444	23,254	24,638

Average Unit Cost ($/MWh)
Generation (1)	$21.85	$18.96	$21.36	$18.87
Purchased Power	$44.65	$45.60	$42.29	$39.31
Overall Average Unit Cost	$24.66	$21.95	$24.75	$21.05
____________

(1)    Represents fuel costs associated with power plants.

Operation and maintenance expense increased $5 million and $25 million in the three and six months ended June 30, 2011, respectively. The increase for the 2011 second quarter is primarily due to higher energy optimization and renewable energy expenses of $5 million, partially offset by lower restoration and line clearance expenses of $2 million. The increase for the 2011 six-month period is attributable to increased power plant generation expenses of $15 million, higher energy optimization and renewable energy expenses of $9 million and higher employee benefit related expenses of $8 million, partially offset by reduced uncollectible expenses of $5 million.

Asset (gains) and losses, net increased $5 million and decreased $15 million in the three and six months ended June 30, 2011, respectively. The changes in the six month periods are primarily attributable to an accrual of $19 million in the first quarter of 2011 resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by second quarter 2011 revisions in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation. See Note 5 of the Notes to the Consolidated Financial Statements.

Outlook - We continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. The 2010 MPSC order provided for an uncollectible expense tracking mechanism which financially assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in average customer usage due to general economic conditions, weather and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility. We expect that our planned significant environmental and renewable energy investments will result in earnings growth. Looking forward, additional factors may impact earnings such as the outcome of the 2010 electric rate case and other regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs, lower levels of wholesale sales due to contract expirations, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

In July 2011, Detroit Edison notified the NRC that it intends to apply for renewal of the operating license for the Fermi 2 nuclear power plant. The current license expires in 2025 and NRC approval of the application would permit the plant to operate an additional 20 years. The application is expected to be filed with the NRC in 2014.

Environmental Matters

Global Climate Change

The EPA has promulgated the Greenhouse Gas Tailoring rule that regulates greenhouse gases as pollutants under the EPA's new source permitting and major source operating permit programs, and that requires a Best Available Control Technology (BACT) determination for new and modified major sources of greenhouse gas (GHG). In addition, the EPA will be issuing proposed GHG performance standards for new and modified electric generating units in late 2011. Comprehensive climate change and energy legislation was passed out of the U.S. House in 2009, but the Senate was unable to agree on passage of a climate bill. In the current U.S. Congress, efforts are focused on delaying the EPA's regulation of GHGs with no expectation of enacting a comprehensive national climate program. Pending or future regulatory or legislative actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on Detroit Edison or its customers at this time.

See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding environmental matters.

Part I  — Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, which is the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II — Other Information

Item 1A.  — Risk Factors

There are various risks associated with the operations of Detroit Edison. To provide a framework to understand the operating environment of Detroit Edison, we have provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company's 2010 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future. In addition to the risk factors set forth in our 10-K, the following updated risks could affect our performance.

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
Exhibits filed herewith:

4-275
Supplemental Indenture, dated as of May15, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (2011 Series B)

12-41	Computation of Ratio of Earnings to Fixed Charges

31-65	Chief Executive Officer Section 302 Form 10-Q Certification

31-66	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-65	Chief Executive Officer Section 906 Form 10-Q Certification

32-66	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)

Date:	July 28, 2011	/S/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and
Chief Accounting Officer