Form 10-Q/A
period 2011-06-30
DETROIT EDISON CO
filed 2011-10-11
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The Detroit Edison Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on July 29, 2011, for the sole purpose of correcting the company name set forth in the certifications pursuant to Rule 13a-14(a) and 15d-14(a) included as Exhibits 31-65 and 31-66 and certifications pursuant to 18 U.S.C. Sec. 1350 included as Exhibits 32-65 and 32-66 of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

12-41	Computation of Ratio of Earnings to Fixed Charges

31-67	Chief Executive Officer Section 302 Form 10-Q/A Certification

31-68	Chief Financial Officer Section 302 Form 10-Q/A Certification

Exhibits furnished herewith:

32-67	Chief Executive Officer Section 906 Form 10-Q/A Certification

32-68	Chief Financial Officer Section 906 Form 10-Q/A Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)

Date:	October 11, 2011	/S/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and
Chief Accounting Officer