Form 10-Q
period 2011-09-30
DETROIT EDISON CO
filed 2011-11-04
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

THE DETROIT EDISON COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

Page
DEFINITIONS	1
FORWARD-LOOKING STATEMENTS	2
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Position (Unaudited)	4
Consolidated Statements of Operations (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	7
Consolidated Statements of Changes in Shareholder's Equity and Comprehensive Income (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Narrative Analysis of Results of Operations	26
Item 4. Controls and Procedures	29
PART II- OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 6. Exhibits	31
SIGNATURE	32
EX-4.276
EX-4.277
EX-4.278
EX-31.69
EX-31.70
EX-32.69
EX-32.70
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

Part I — Item 1.

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in Millions)	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$20	$30
Restricted cash, principally Securitization	58	104
Accounts receivable (less allowance for doubtful accounts of $85 and $93, respectively)
Customer	701	690
Affiliates	12	8
Other	45	204
Inventories
Fuel	219	224
Materials and supplies	178	170
Notes receivable
Affiliates	—	97
Other	2	—
Regulatory assets	201	58
Prepaid property taxes	91	44
Other	16	7
	1,543	1,636

Investments
Nuclear decommissioning trust funds	893	939
Other	113	118
	1,006	1,057

Property
Property, plant and equipment	16,643	16,068
Less accumulated depreciation and amortization	(6,632)	(6,418)
	10,011	9,650

Other Assets
Regulatory assets	3,237	3,277
Securitized regulatory assets	618	729
Intangible assets	35	25
Notes receivable
Affiliates	—	6
Other	6	—
Other	139	142
	4,035	4,179

Total Assets	$16,595	$16,522

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in Millions, Except Shares)	September 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$36	$50
Other	340	349
Accrued interest	75	81
Current portion long-term debt, including capital leases	179	308
Regulatory liabilities	20	60
Short-term borrowing - affiliates	33	—
Short-term borrowing - other	49	—
Other	250	279
	982	1,127

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,395	4,046
Securitization bonds	479	643
Capital lease obligations	7	20
	4,881	4,709

Other Liabilities
Deferred income taxes	2,586	2,235
Regulatory liabilities	467	714
Asset retirement obligations	1,413	1,354
Unamortized investment tax credit	60	67
Nuclear decommissioning	141	149
Accrued pension liability - affiliates	789	960
Accrued postretirement liability - affiliates	1,029	1,060
Other	119	138
	6,604	6,677

Commitments and Contingencies (Notes 6 and 9)

Shareholder's Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	947	829
Accumulated other comprehensive income (loss)	(15)	(16)
	4,128	4,009

Total Liabilities and Shareholder's Equity	$16,595	$16,522

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$1,517	$1,444	$3,949	$3,798

Operating Expenses
Fuel and purchased power	553	484	1,348	1,217
Operation and maintenance	352	325	1,012	960
Depreciation and amortization	215	230	619	644
Taxes other than income	63	54	182	180
Asset (gains) and losses, net	(1)	—	13	(1)
	1,182	1,093	3,174	3,000

Operating Income	335	351	775	798

Other (Income) and Deductions
Interest expense	74	83	218	241
Interest income	—	(1)	—	(1)
Other income	(9)	(10)	(30)	(27)
Other expenses	14	6	26	23
	79	78	214	236

Income Before Income Taxes	256	273	561	562

Income Tax Expense	98	108	214	219

Net Income	$158	$165	$347	$343

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30
(in Millions)	2011	2010
Operating Activities
Net income	$347	$343
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	619	644
Deferred income taxes	119	78
Asset (gains) and losses, net	13	(1)
Changes in assets and liabilities, exclusive of changes shown separately (Note 11)	(268)	(87)
Net cash from operating activities	830	977

Investing Activities
Plant and equipment expenditures	(842)	(641)
Restricted cash for debt redemptions, principally Securitization	47	36
Proceeds from sale of nuclear decommissioning trust fund assets	69	179
Investment in nuclear decommissioning trust funds	(97)	(204)
Notes receivable - affiliates	103	(30)
Other investments	(24)	(34)
Net cash used for investing activities	(744)	(694)

Financing Activities
Short-term borrowings - affiliates	33	—
Short-term borrowings - other	50	—
Issuance of long-term debt	610	595
Redemption of long-term debt	(554)	(652)
Dividends on common stock	(229)	(228)
Other	(6)	(10)
Net cash used for financing activities	(96)	(295)

Net Decrease in Cash and Cash Equivalents	(10)	(12)
Cash and Cash Equivalents at Beginning of Period	30	34
Cash and Cash Equivalents at End of Period	$20	$22

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(Dollars in Millions, shares in thousands)	Shares	Amount
Balance, December 31, 2010	138,632	$1,386	$1,810	$829	$(16)	$4,009
Net income				347		347
Dividends declared on common stock				(229)		(229)
Benefit obligations, net of tax					1	1
Balance, September 30, 2011	138,632	$1,386	$1,810	$947	$(15)	$4,128

The following table displays comprehensive income for the nine-month periods ended September 30:

(in Millions)	2011	2010
Net income	347	$343
Other comprehensive income, net of tax:
Benefit obligations, net of taxes	1	1
Comprehensive income	$348	$344

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2011, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items at September 30, 2011 and December 31, 2010 restricted for Securitization that are either (1) assets that can be used only to settle its obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

(in Millions)	September 30, 2011	December 31, 2010
ASSETS
Restricted cash	$58	$104
Accounts receivable	38	42
Securitized regulatory assets	618	729
Other assets	10	13
	$724	$888
LIABILITIES
Accounts payable and accrued current liabilities	$4	$17
Current portion long-term debt, including capital leases	164	150
Other current liabilities	62	62
Securitization bonds	479	643
Other long term liabilities	6	6
	$715	$878

As of September 30, 2011 and December 31, 2010, Detroit Edison had $5 million and $6 million in Notes receivable, respectively, related to non-consolidated VIEs.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company had $4 million and $3 million of unrecognized tax benefits at September 30, 2011 and December 31, 2010, respectively, that, if recognized, would favorably impact its effective tax rate. The Company has increased its unrecognized tax benefit by $70 million in the nine months ended September 30, 2011, as a result of a change in a tax position taken during a prior period. During the next twelve months, it is reasonably possible that DTE Energy and its subsidiaries will settle certain federal tax audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $85 million.

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

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $6 million and $5 million for the three months ended September 30, 2011 and September 30, 2010, respectively, while such allocation was $20 million and $17 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2011 and December 31, 2010.

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

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2011:

(in Millions)	Level 1	Level 2	Level 3	Net Balance at September 30, 2011
Assets:
Nuclear decommissioning trusts	$532	$361	$—	$893
Other investments	45	56	—	101
Derivative assets - FTRs	—	—	3	3
Total	$577	$417	$3	$997
Liabilities:
Derivative liabilities - Emissions	—	(1)	—	(1)
Total	$—	(1)	$—	$(1)

Net Assets at September 30, 2011	$577	416	$3	$996

(in Millions)	Level 1	Level 2	Level 3	Net Balance at September 30, 2011
Assets:
Current	$—	$—	$3	$3
Noncurrent	577	417	—	994
Total Assets	$577	$417	$3	$997
Liabilities:
Current	$—	$(1)	$—	$(1)
Noncurrent	—	—	—	—
Total Liabilities	$—	$(1)	$—	$(1)

Net Assets at September 30, 2011	$577	$416	$3	$996

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010:

(in Millions)	Level 1	Level 2	Level 3	Net Balance at December 31, 2010
Assets:
Nuclear decommissioning trusts	$599	$340	—	$939
Other investments	52	55	—	107
Derivative assets - FTRs	—	—	2	2
Total	$651	$395	$2	$1,048
Liabilities:
Derivative liabilities - Emissions	—	(3)	—	(3)
Total	—	$(3)	—	$(3)

Net Assets at December 31, 2010	$651	$392	$2	$1,045

(in Millions)	Level 1	Level 2	Level 3	Net Balance at December 31, 2010
Assets:
Current	—	—	$2	$2
Noncurrent	651	395	—	1,046
Total Assets	$651	$395	$2	$1,048
Liabilities:
Current	—	$(3)	—	$(3)
Noncurrent	—	—	—	—
Total Liabilities	—	$(3)	—	$(3)

Net Assets at December 31, 2010	$651	$392	$2	$1,045

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Asset balance as of beginning of the period	$3	$3	$2	$2
Changes in fair value recorded in regulatory assets/liabilities	—	—	3	4
Purchases, issuances and settlements:
Settlements	—	(1)	(2)	(4)
Asset balance as of September 30	$3	$2	$3	$2
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2011 and 2010	$—	$—	$3	$2

Transfers in and transfers out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in and transfers out of Level 3 are reflected as if they had occurred at the beginning of the period. No transfers between Levels 1, 2 or 3 occurred in the three and nine months ended September 30, 2011 and September 30, 2010.

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

Fair Value of Financial Instruments

The fair value of long-term debt is determined by using quoted market prices when available and a discounted cash flow analysis based upon estimated current borrowing rates when quoted market prices are not available. The table below shows the fair value and the carrying value for long-term debt securities. Certain other financial instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value. See Note 4 for further fair value information on financial and derivative instruments.

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.8 billion	$5.1 billion	$5.3 billion	$5.0 billion

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

The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

(in Millions)	September 30 2011	December 31 2010
Fermi 2	$858	$910
Fermi 1	3	3
Low level radioactive waste	32	26
Total	$893	$939

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Realized gains	$8	$8	$34	$29
Realized losses	(9)	(6)	(26)	(25)
Proceeds from sales of securities	10	51	69	179

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

(in Millions)	Fair Value	Unrealized Gains
As of September 30, 2011
Equity securities	$485	$52
Debt securities	395	22
Cash and cash equivalents	13	—
	893	74

(in Millions)	Fair Value	Unrealized Gains
As of December 31, 2010
Equity securities	$572	$77
Debt securities	361	11
Cash and cash equivalents	6	—
	$939	$88

The debt securities at September 30, 2011 and December 31, 2010 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $87 million and $26 million of unrealized losses as Regulatory assets at September 30, 2011 and December 31, 2010, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three and nine months ended September 30, 2011 and September 30, 2010 for Fermi 1 trust assets.

Other Available-For-Sale Securities

The following table summarizes the fair value of the Company's investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	September 30, 2011		December 31, 2010
(in Millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash equivalents	$76	$76	$125	$125
Equity securities	4	4	4	4

As of September 30, 2011, these securities were comprised primarily of money-market funds and equity securities. Gains (losses) related to trading securities held at September 30, 2011 and September 30, 2010 were $(3) million and $3 million, respectively.

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

The following represents the fair value of derivative instruments as of September 30, 2011 and December 31, 2010:

(in Millions)	September 30 2011	December 31 2010
FTRs - Other current assets	$3	$2
Emissions - Other current liabilities	(1)	(3)
Total derivatives not designated as hedging instruments	$2	$(1)

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $3 million in gains related to FTRs recognized in Regulatory liabilities for the nine months ended September 30, 2011. There was no material effect for the three months ended September 30, 2011.

The following represents the cumulative gross volume of derivative contracts outstanding as of September 30, 2011:

Commodity	Number of Units
FTRs (MW)	58,942

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the nine months ended September 30, 2011 follows:

(in Millions)
Asset retirement obligations at December 31, 2010	$1,366
Accretion	63
Revision in estimated cash flows	(1)
Liabilities incurred	3
Liabilities settled	(8)
Asset retirement obligations at September 30, 2011	1,423
Less amount included in current liabilities	(10)
$1,413

In 2001, Detroit Edison began the final decommissioning of Fermi 1, with the goal of removing the remaining radioactive material and terminating the Fermi 1 license. In the first quarter of 2011, based on management decisions revising the timing and estimate of cash flows, Detroit Edison accrued an additional $19 million with respect to the decommissioning of Fermi 1. Management intends to suspend decommissioning activities and place the facility in safe storage status. The expense amount has been recorded in Asset (gains) and losses, net on the Consolidated Statements of Operations. In the second quarter of 2011, based on updated studies revising the timing and estimate of cash flows, a reduction of approximately $20 million was made to the Detroit Edison asset retirement obligation for asbestos removal with approximately $6 million of the decrease associated with Fermi 1 recorded in Asset (gains) and losses, net on the Consolidated Statements of Operations.

NOTE 6 — REGULATORY MATTERS
2010 Electric Rate Case Filing

On October 20, 2011, the MPSC issued an order in Detroit Edison's October 29, 2010 rate case filing. The MPSC approved an annual revenue increase of $175 million. Included in the approved increase in revenues was a return on equity of 10.5% on an expected permanent capital structure of 49.2% equity and 50.8% debt.

Detroit Edison self-implemented a rate increase of $107 million on April 28, 2011. The MPSC stated the net revenue collected due to self-implementation be credited to the 2011 Choice Incentive Mechanism (CIM) regulatory asset. Self-implementation revenue of approximately $31 million was credited to the CIM Regulatory Asset as of September 30, 2011. The MPSC required that within ninety days, Detroit Edison file a report regarding the amount of revenue collected through application of its self-implemented rate increase and a proposed reconciliation with the final rates and rate design approved in the order. In addition, a 2011 CIM reconciliation is expected to be filed in early 2012.

Other key aspects of the MPSC order include the following:

•
adopt a new Revenue Decoupling Mechanism (RDM) effective April 1, 2012, that will compare actual revenue (excluding the impacts of weather) by rate class with the base established in this rate case. The RDM has an annual collar of 1.5% in the first year and 3% in the second and subsequent years. The RDM established in the previous rate case, which considered the impact of weather, will be terminated effective October 31, 2011. Therefore, there will be no RDM in place from October 31, 2011 through April 1, 2012;

•
recognition of the expiration of a wholesale contract. Since the expiration of the wholesale contract is not until December 31, 2011, the MPSC is requiring Detroit Edison to calculate a customer credit for each kWh sold under the wholesale contract from October 29, 2011 through December 31, 2011, with the credit to be applied in its next PSCR reconciliation;

•	the Restoration Reconciliation Mechanism, Line Clearance Recovery Mechanism, Uncollectible Expense Tracking Mechanism and CIM are terminated as of the date of the order;

•
due to uncertainty resulting from the Michigan Court of Appeals overturning collection of the Low Income Energy Efficiency Fund (LIEEF), the MPSC required the continued collection of LIEEF amounts in base rates and placement into escrow pending further orders by the MPSC;

•	approval of Detroit Edison's proposal to reduce the Nuclear Decommissioning Surcharge by approximately $20 million annually; and

•	implementation of lower depreciation rates previously approved in a June 2011 MPSC order.

Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)
In March 2011, Detroit Edison filed an application with the MPSC for approval of its UETM for 2010 requesting authority to refund approximately $7 million consisting of costs related to 2010 uncollectible expense. In August 2011, the MPSC approved a settlement agreement for the 2010 UETM authorizing a refund of approximately $7 million to be applied as credits to customer bills beginning September 1, 2011.
Detroit Edison Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation

In March 2011, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2010 RETM and LCT. The Company's 2010 restoration expenses were higher than the amount provided in rates. Accordingly, Detroit Edison requested recovery of $19.5 million. In October 2011, the MPSC approved a settlement agreement reconciling the RETM and approving the LCT report. The MPSC authorized surcharges to recover $19.5 million over a three-month period beginning November 1, 2011.

Detroit Edison Revenue Decoupling Mechanism (RDM)

In May 2011, Detroit Edison filed an application with the MPSC for approval of its RDM reconciliation for the period February 2010 through January 2011 requesting authority to refund approximately $56 million, plus interest. This is the initial reconciliation filing under the pilot RDM. In addition to the refund liability for the initial reconciliation filing, Detroit Edison has accrued an RDM refund for the February 2011 through September 2011 period of approximately $71 million, plus interest. There are various interpretations and alternative calculation methodologies relating to the RDM refund calculation that could ultimately be adopted by the MPSC that could result in significant adjustments in excess of the amounts accrued as of September 30, 2011. An MPSC order on the initial filing is expected in the first half of 2012.
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

PSCR Year	Date Filed	Net Under-Recovery, Including Interest	PSCR Cost of Power Sold
2010	March 2011	$52.6 million	$1.2 billion

2010 PSCR Year - The net under-recovery of $52.6 million includes an over-recovery of $15.6 million for the 2009 PSCR year. In addition, the 2010 PSCR reconciliation includes an under-recovery of $7.1 million for the reconciliation of the 2007-2008 Pension Equalization Mechanism, and an over-refund of $3.8 million for the 2011 refund of the self-implemented rate increase related to the 2009 electric rate case filing.

2011 Plan Year - In September 2010, Detroit Edison filed its 2011 PSCR plan case seeking approval of a levelized PSCR factor of 2.98 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.2 billion. The plan also includes approximately $36 million for the recovery of its projected 2010 PSCR under-recovery.
2012 Plan Year - In September 2011, Detroit Edison filed its 2012 PSCR plan case seeking approval of a levelized PSCR factor of 4.18 mills/kWh above the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.4 billion. The plan also includes approximately $158 million for the recovery of its projected 2011 PSCR under-recovery.
Energy Optimization (EO) Plans
In September 2011, Detroit Edison filed a biennial EO Plan with the MPSC as required. Detroit Edison's EO Plan application proposed the recovery of EO expenditures for the period 2012-2015 of $294 million and further requested approval of surcharges to recover these costs.
Low Income Energy Efficiency Fund
The Customer Choice and Electricity Reliability Act of 2000, authorized the creation of the LIEEF administered by the MPSC. The purpose of the fund is to provide shut-off and other protection for low income customers and to promote energy efficiency by all customer classes. Detroit Edison collects funding for the LIEEF as part of its base rates and remits the funds to the State of Michigan monthly. In July 2011, the Michigan Court of Appeals issued a decision reversing the portion of MichCon's June 2010 MPSC rate order that permitted MichCon to recover funding for the LIEEF in base rates. In response to the Court of Appeals decision, Detroit Edison has ceased remitting payments for LIEEF funding to the State of Michigan. In October 2011, the MPSC issued an order directing Detroit Edison to continue collecting funds for LIEEF in rates and to escrow the collected funds pending further order by the MPSC. As a result of these actions, Detroit Edison no longer records Operation and Maintenance expense for the payments to the LIEEF fund, but records an offset to Revenues for the amounts that are being escrowed.

Other

The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 7 — LONG-TERM DEBT

Debt Issuances

In 2011, the Company remarketed or issued the following long-term debt:

(in Millions)

Month Issued	Type	Interest Rate	Maturity	Amount
April	Tax-Exempt Revenue Bonds(1)(2)	2.35%	2024	$31
May	Mortgage Bonds(3)	3.90%	2021	250
September	Mortgage Bonds(4)	4.31%	2023	102
September	Mortgage Bonds(4)	4.46%	2026	77
September	Mortgage Bonds(4)	5.67%	2041	46
September	Tax-Exempt Revenue Bonds(2)(5)	2.13%	2030	82
September	Mortgage Bonds(6)	4.50%	2041	140
				$728

(1)	These bonds were remarketed for a three-year term ending April 1, 2014. The final maturity of the issue is October 1, 2024.

(2)	Detroit Edison Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially the same as those of the Revenue Bonds.

(3) Proceeds were used for general corporate purposes.

(4)	Proceeds were used to retire callable tax-exempt revenue bonds, and for general corporate purposes.

(5)	These bonds were remarketed for a five year term ending September 1, 2016. The final maturity of the issue is September 1, 2030.

(6)	Proceeds were used to retire approximately $140 million of callable tax-exempt revenue bonds and for general corporate purposes.

Debt Retirements and Redemptions

In 2011, the following debt was retired:

(in Millions)

Month Retired	Type	Interest Rate	Maturity	Amount
May	Tax-Exempt Revenue Bonds	6.95%	2011	$26
September	Tax-Exempt Revenue Bonds	5.55%	2029	118
September	Tax-Exempt Revenue Bonds	5.65%	2029	67
September	Tax-Exempt Revenue Bonds	5.65%	2029	40
September	Tax-Exempt Revenue Bonds	5.45%	2029	140
				$391

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

The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2011, the total funded debt to total capitalization ratio for Detroit Edison was 0.52 to 1. Should Detroit Edison have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under its credit agreements. Detroit Edison had $49 million in outstanding short-term borrowings at September 30, 2011.

In October 2011, the Company completed an early renewal of its $212 million and $63 million syndicated unsecured revolving credit facilities before their scheduled expiration in August 2012 and August 2013, respectively. A new $300 million five-year facility will expire in October 2016 and has covenants similar to the prior facilities.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental
Air - Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of approximately $200 million in 2011 and up to $2 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The EPA's proposed National Emission Standards for Hazardous Air Pollutants from Coal and Oil-Fired Electric Utility Steam Generating Units rule (covering mercury and other air pollutants) was issued on March 16, 2011 for review and comment. The EPA accepted comments on the proposal and may modify it prior to finalization, scheduled for November 2011. Also, on July 6, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) which replaces the Clean Air Interstate Rule (CAIR), requiring further reductions of sulfur dioxides and nitrogen oxides. Detroit Edison is reviewing potential impacts of the proposed and recently finalized rules, but is not able to quantify the financial impact of these and other expected rulemakings at this time.
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
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA's motion for preliminary injunction was denied. On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and Detroit Edison cannot predict the financial impact or outcome of these matters, or the timing of its resolution.

Water - In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $80 million in additional capital expenditures over the 4 to 6 years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA's use of this provision in determining best technology available for reducing environmental impacts. On April 20, 2011, the EPA published a proposed rule. A final rule is scheduled to be issued in mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the financial impacts of these developing requirements.
Contaminated Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2011 and December 31, 2010, the Company had $8 million and $9 million, respectively, accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company's financial position and cash flows.
Landfill - Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction. Those repairs are ongoing and are expected to be completed by 2013.
The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published on June 21, 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the financial impact of those expected rulemakings at this time.

Other
In March 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). Both IBMACT and CISWI regulations were stayed and a re-proposal is expected by the end of 2011. The re-proposed rules may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The re-proposed regulations will provide a minimum period of three years for compliance with the applicable standards. Based on the final approved regulations, anticipated in the first half of 2012, the Company will assess the financial impact, if any, on current operations for compliance with the applicable new standards.

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is accounted for as a component of nuclear fuel expense. Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government's long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and has postponed the initial offload from the spent fuel pool until 2013. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.

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

Purchase Commitments

As of September 30, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company's business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $1.4 billion from 2011 through 2026. Certain of these commitments are with variable interest entities where the Company determined it was not the primary beneficiary as it does not have significant exposure to losses.

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

See Notes 4 and 6 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
(in Millions)	2011	2010	2011	2010
Three Months Ended September 30
Service cost	$11	$13	$11	$12
Interest cost	39	38	21	24
Expected return on plan assets	(42)	(43)	(16)	(13)
Amortization of:
Net actuarial loss	27	18	9	10
Prior service cost (credit)	1	1	(4)	—
Net transition liability	—	—	1	—
Net periodic benefit cost	$36	$27	$22	$33

	Pension Benefits		Other Postretirement Benefits
(in Millions)	2011	2010	2011	2010
Nine Months Ended September 30
Service cost	$41	$39	$37	$35
Interest cost	116	115	68	71
Expected return on plan assets	(126)	(129)	(47)	(39)
Amortization of:
Net actuarial loss	74	53	30	29
Prior service cost (credit)	3	4	(12)	1
Net transition liability	—	—	2	2
Special termination benefits	2	—	—	—
Net periodic benefit cost	$110	$82	$78	$99

Pension and Other Postretirement Contributions

In January 2011, the Company contributed $200 million to its pension plans.

In January 2011, the Company contributed $36 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $125 million contribution to its other postretirement benefit plans by the end of 2011.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30
(in Millions)	2011	2010
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(22)	$(8)
Inventories	(3)	(38)
Accrued pension liability - affiliates	(171)	(179)
Accounts payable	(24)	34
Accrued PSCR refund	(121)	(59)
Income taxes receivable/payable	71	119
Postretirement obligation - affiliates	(31)	14
Other assets	56	12
Other liabilities	(23)	18
	$(268)	$(87)

Part 1  — Item 2.

The Detroit Edison Company
Management's Narrative Analysis of Results of Operations

The Management's Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.

Detroit Edison's results for the three and nine months ended September 30, 2011 as compared to the comparable 2010 period are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$1,517	$1,444	$3,949	$3,798
Fuel and Purchased Power	553	484	1,348	1,217
Gross Margin	964	960	2,601	2,581
Operation and Maintenance	352	325	1,012	960
Depreciation and Amortization	215	230	619	644
Taxes Other Than Income	63	54	182	180
Asset (Gains) and Losses, Net	(1)	—	13	(1)
Operating Income	335	351	775	798
Other (Income) and Deductions	79	78	214	236
Income Tax Expense	98	108	214	219
Net Income	$158	$165	$347	$343
Operating Income as a Percentage of Operating Revenues	22%	24%	20%	21%

Gross margin increased $4 million in the third quarter of 2011 and $20 million in the nine-month period ended September 30, 2011. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Nine Months
Base sales, net of RDM and CIM	$17	$49
Securitization bond and tax surcharge	(13)	(27)
Electric Choice implementation surcharge elimination	(7)	(18)
Energy optimization incentive	—	9
Restoration tracker	22	27
Low Income Energy Efficiency Fund revenue deferral	(13)	(13)
Other	(2)	(7)
Increase in gross margin	$4	$20

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2011	2010	2011	2010
Electric Sales
Residential	4,863	5,034	12,358	12,301
Commercial	4,759	4,730	12,750	12,660
Industrial	2,606	2,357	7,353	7,438
Other	782	798	2,343	2,398
	13,010	12,919	34,804	34,797
Interconnection sales (1)	884	1,270	2,346	4,031
Total Electric Sales	13,894	14,189	37,150	38,828

Electric Deliveries
Retail and Wholesale	13,010	12,919	34,804	34,797
Electric Customer Choice	1,393	1,289	4,104	3,675
Total Electric Sales and Deliveries	14,403	14,208	38,908	38,472
____________

(1)	Represents power that is not distributed by Detroit Edison.

Power Generated and Purchased

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2011	2010	2011	2010
Power Plant Generation
Fossil	10,143	11,224	27,007	30,339
Nuclear	2,386	2,368	6,500	6,656
	12,529	13,592	33,507	36,995
Purchased Power	2,353	1,669	6,403	4,465
System Output	14,882	15,261	39,910	41,460
Less Line Loss and Internal Use	(988)	(1,072)	(2,760)	(2,632)
Net System Output	13,894	14,189	37,150	38,828

Average Unit Cost ($/MWh)
Generation (1)	$25.45	$19.81	$22.90	$19.22
Purchased Power	$49.15	$51.07	$44.81	$43.71
Overall Average Unit Cost	$29.20	$23.23	$26.41	$21.85
____________

(1)	Represents fuel costs associated with power plants.

Operation and maintenance expense increased $27 million and $52 million in the three and nine months ended September 30, 2011, respectively. The increase for the 2011 third quarter is primarily due to higher restoration and line clearance expenses of $26 million, increased power plant generation maintenance and outage expenses of $15 million and higher energy optimization and renewable energy expenses of $4 million, partially offset by $13 million in reduced contributions to a low income and energy efficiency fund due to a recent court order. The increase for the 2011 nine-month period is attributable to higher restoration and line clearance expenses of $27 million, increased power plant generation maintenance and outage expenses of $24 million, higher energy optimization and renewable energy expenses of $14 million, partially offset by $13 million in reduced contributions to a low income and energy efficiency fund due to a recent court order. See Note 6 of the Notes to Consolidated Financial Statements.
Asset (gains) and losses, net increased $1 million and decreased $14 million in the three and nine months ended September 30, 2011, respectively. The change in the nine month period is primarily attributable to an accrual of $19 million in the first quarter of 2011 resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by a second quarter 2011 revision of $6 million in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation. See Note 5 of the Notes to the Consolidated Financial Statements.
Outlook - We continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. We expect that our planned significant environmental and renewable energy investments will result in earnings growth. Looking forward, additional factors may impact earnings such as the outcome of regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.
In July 2011, Detroit Edison notified the NRC that it intends to apply for renewal of the operating license for the Fermi 2 nuclear power plant. The current license expires in 2025 and NRC approval of the application would permit the plant to operate an additional 20 years. The application is expected to be filed with the NRC in 2014.

Environmental Matters

Global Climate Change

The EPA has promulgated the Greenhouse Gas Tailoring rule that regulates greenhouse gases as pollutants under the EPA's new source permitting and major source operating permit programs, and that requires a Best Available Control Technology (BACT) determination for new and modified major sources of greenhouse gas (GHG). In addition, the EPA will be issuing proposed GHG performance standards for new and modified electric generating units in late 2011. In the U.S. Congress, efforts are focused on delaying the EPA's regulation of GHGs with no expectation of enacting a comprehensive national climate program. Pending or future regulatory or legislative actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on Detroit Edison or its customers at this time.

See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding environmental matters.

Part I  — Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, which is the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II — Other Information

Item 1. - Legal Proceedings
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of Detroit Edison's power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. In June 2010, EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.
On August 5, 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. In January 2011 the EPA's motion for preliminary injunction was denied. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, consider early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and Detroit Edison cannot predict the financial impact or outcome of these matters, or the timing of its resolution.

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

Construction and capital improvements to our power facilities subject us to risk. We are managing ongoing and planning future significant construction and capital improvement projects at multiple power generation and distribution facilities. Many factors that could cause delays or increased prices for these complex projects are beyond our control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits, construction disputes and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect our financial performance and operations at the affected facilities.

Item 6. — Exhibits

Exhibit Number	Description
Exhibits filed herewith:

4-276
Supplemental Indenture, dated as of August 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (2011 Series GT)

4-277
Supplemental Indenture, dated as of August 15, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (2011 Series D, 2011 Series E, 2011 Series F)

4-278
Supplemental Indenture, dated as of September 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (2011 Series H)

31-69	Chief Executive Officer Section 302 Form 10-Q Certification

31-70	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits incorporated herein by reference:

10-1
Form of Amended and Restated Detroit Edison Five-Year Credit Agreement, dated as of August 20, 2010 and amended and restated as of October 21, 2011, by and among Detroit Edison, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.1 to Form 8-K filed on October 26, 2011).

Exhibits furnished herewith:

32-69	Chief Executive Officer Section 906 Form 10-Q Certification

32-70	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)

Date:	November 4, 2011	/S/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and
Chief Accounting Officer