Form 10-K
period 2011-12-31
DETROIT EDISON CO
filed 2012-02-16
CIK 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
DOCUMENTS INCORPORATED BY REFERENCE
None

The Detroit Edison Company
Annual Report on Form 10-K
Year Ended December 31, 2011

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

CIM	A Choice Incentive Mechanism authorized by the MPSC that allows Detroit Edison to recover or refund non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales.

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process.

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company ( a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, Michigan Consolidated Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MCIT	Michigan Corporate Income Tax

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MPSC	Michigan Public Service Commission

NRC	United States Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage of electricity

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

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials and purchased power;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	binding arbitration, litigation and related appeals; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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
Our generating plants are regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA and the MDEQ. Electricity is generated from our fossil-fuel plants, a hydroelectric pumped storage plant and a nuclear plant, and is purchased from electricity generators, suppliers and wholesalers. The electricity we produce and purchase is sold to three major classes of customers: residential, commercial and industrial, principally throughout southeastern Michigan.
Revenue by Service

(in Millions)	2011	2010	2009
Residential	$2,182	$2,052	$1,820
Commercial	1,704	1,629	1,702
Industrial	692	688	730
Other	456	479	299
Subtotal	5,034	4,848	4,551
Interconnection sales (1)	118	145	163
Total Revenue	$5,152	$4,993	$4,714
_________________________________

(1)	Represents power that is not distributed by Detroit Edison.
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
Fuel Supply and Purchased Power
Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have long-term and short term contracts for the purchase of approximately 29 million tons of low-sulfur western coal to be delivered from 2012 through 2014 and approximately 6 million tons of Appalachian coal to be delivered from 2012 through 2014. All of these contracts have pricing schedules. We have approximately 95% of our 2012 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have our expected western rail requirements under contract for the next four years. All of our expected eastern coal rail requirements are under contract through 2012 and approximately 50% of this requirement is under contract in 2013. Our expected vessel transportation requirements for delivery of purchased coal to our generating facilities are under contract through 2014.
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
Generating plants owned and in service as of December 31, 2011 are as follows:

	Location by Michigan	Summer Net Rated Capability (1)
Plant Name	County	(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River (2)	St. Clair	1,047	10.0	1984 and 1985
Greenwood	St. Clair	782	7.5	1979
Harbor Beach	Huron	93	0.9	1968
Monroe (3)	Monroe	2,893	27.7	1971, 1973 and 1974
River Rouge	Wayne	525	5.0	1957 and 1958
St. Clair	St. Clair	1,382	13.3	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	674	6.5	1949 and 1968
		7,396	70.9
Oil or Gas-fueled Peaking Units	Various	1,026	9.8	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2 (4)	Monroe	1,086	10.4	1988
Hydroelectric Pumped Storage Ludington (5)	Mason	917	8.9	1973
		10,425	100.0
_______________________________________

(1)
Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)
The Belle River capability represents Detroit Edison's entitlement to 81% of the capacity and energy of the plant. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

(3)	The Monroe generating plant provided 38% of Detroit Edison's total 2011 power generation.

(4)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(5)	Represents Detroit Edison's 49% interest in Ludington with a total capability of 1,872 MW. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

In December 2011, the Connors Creek (239 MW) and Marysville (84 MW) generating plants and Unit No. 5 at the St. Clair generating plant (250 MW) were retired consistent with Detroit Edison's operational plan.
In 2008, a renewable portfolio standard was established for Michigan electric providers targeting 10% of electricity sold to retail customers from renewable energy by 2015. Detroit Edison has approximately 500 MW of owned or contracted renewable energy under contract at December 31, 2011 representing approximately 6% of electricity sold to retail customers. Approximately 120 MW is in commercial operation at December 31, 2011 with an additional 380 MW expected in commercial operation in 2012 or early 2013.
Detroit Edison owns and operates 671 distribution substations with a capacity of approximately 33,516,000 kilovolt-amperes (kVA) and approximately 428,300 line transformers with a capacity of approximately 24,421,000 kVA.
Circuit miles of electric distribution lines owned and in service as of December 31, 2011:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,544	14,105
24 kV	182	696
40 kV	2,277	382
120 kV	54	8
	31,057	15,191

There are numerous interconnections that allow the interchange of electricity between Detroit Edison and electricity providers external to our service area. These interconnections are generally owned and operated by ITC Transmission, an unrelated company, and connect to neighboring energy companies.
Regulation
Detroit Edison's business is subject to the regulatory jurisdiction of various agencies, including, but not limited to, the MPSC, the FERC and the NRC. The MPSC issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison's MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on our investments. The FERC regulates Detroit Edison with respect to financing authorization and wholesale electric activities. The NRC has regulatory jurisdiction over all phases of the operation, construction, licensing and decommissioning of Detroit Edison's nuclear plant operations. We are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.
See Notes 3, 7, 9 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.
Energy Assistance Programs
Energy assistance programs, funded by the federal government and the State of Michigan, remain critical to Detroit Edison's ability to control its uncollectible accounts receivable and collections expenses. Detroit Edison's uncollectible accounts receivable expense is directly affected by the level of government-funded assistance its qualifying customers receive. We work continuously with the State of Michigan and others to determine whether the share of funding allocated to our customers is representative of the number of low-income individuals in our service territory. We also partner with federal, state and local officials to attempt to increase the share of low-income funding allocated to our customers. Changes in the level of funding provided to our low-income customers will affect the level of uncollectible expense.
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
The electric Customer Choice program in Michigan allows all of our electric customers to purchase their electricity from alternative electric suppliers of generation services, subject to limits. Customers choosing to purchase power from alternative electric suppliers represented approximately 10% of retail sales in 2011 and 2010 and 3% of retail sales in 2009. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers whose MPSC-authorized full service rates exceed market costs. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan are adjusting the pricing disparity over five years and have placed a 10% cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance. In addition, we had a Choice Incentive Mechanism, which was an over/under recovery mechanism that measured non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales. Effective with the October 2011 MPSC rate order, this mechanism has been terminated and our customer rates reflect the current level of electric Customer Choice sales. We expect that in 2012 customers choosing to purchase power from alternative electric suppliers will represent approximately 10% of retail sales.
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

(in Millions)
Air	$1,921
Water	80
Contaminated and other sites	17
Estimated total future expenditures through 2021	$2,018
Estimated 2012 expenditures	$255
Estimated 2013 expenditures	$311
Air - Detroit Edison is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury and other air pollution. These rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. Further, additional rulemakings could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants over the next few years.
Water - In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. In addition, there are proposed rules that may require the installation of cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines.
Contaminated and Other Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison owns, or previously owned, three former MGP sites.
We are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electrical distribution substations, and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for these sites and affect the Company's financial position and cash flows.
The EPA has published proposed rules to regulate coal ash, which may result in a designation as a hazardous waste. The EPA could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.
See Notes 9 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.
EMPLOYEES
We had approximately 4,800 employees as of December 31, 2011, of which approximately 2,800 were represented by unions. The majority of our union employees are under contracts that expire in August 2012 and June 2013.
Item 1A. Risk Factors
There are various risks associated with the operations of Detroit Edison. To provide a framework to understand the operating environment of the Company, we are providing a brief explanation of the more significant risks associated with our business. Although we have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect our performance.
We are subject to rate regulation.  Our electric rates are set by the MPSC and the FERC and cannot be changed without regulatory authorization. We may be negatively impacted by new regulations or interpretations by the MPSC, the FERC or other regulatory bodies. Our ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers' rates. Our regulators also may decide to disallow recovery of certain costs in customers' rates if they determine that those costs do not meet the standards for recovery under our governing laws and regulations. We typically self-implement base rate changes six months after rate case filings in accordance with Michigan law. However, if the final rates authorized by our regulators in the final rate order are lower than the amounts we collected during the self-implementation period, we must refund the difference with interest. Our regulators may also disagree with our rate calculations under the various tracking and decoupling mechanisms that are intended to mitigate the risk of certain aspects of our business. If we cannot agree with our regulators on an appropriate reconciliation of those mechanisms, it may impact our ability to recover certain costs through our customer rates. Our regulators may also decide to eliminate more of these mechanisms in future rate cases, which may make it more difficult for us to recover our costs in the rates we charge customers. We cannot predict what rates an MPSC order will adopt in future rate cases. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rates or require us to incur additional expenses.
Changes to Michigan's electric Customer Choice program could negatively impact our financial performance.  The electric Customer Choice program, as originally contemplated in Michigan, anticipated an eventual transition to a totally deregulated and competitive environment where customers would be charged market-based rates for their electricity. The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. In addition, such regulated electric rates for certain groups of our customers exceed the cost of service to those customers. Due to distorted pricing mechanisms during the initial implementation period of electric Customer Choice, many commercial customers chose alternative electric suppliers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a 10 percent cap on the total potential Customer Choice related migration. However, even with the electric Customer Choice-related relief received in recent Detroit Edison rate orders and the legislated 10 percent cap on participation in the electric Customer Choice program, there continues to be legislative and financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and full service electric price changes.
Regional and national economic conditions can have an unfavorable impact on us.  Our business follows the economic cycles of the customers we serve and the credit risk of counterparties we do business with. We provide services to the domestic automotive and steel industries which have undergone considerable financial distress, exacerbating the decline in regional economic conditions. Should national or regional economic conditions deteriorate, reduced volumes of electricity, collections of accounts receivable, and reductions in federal and state energy assistance funding could result in decreased earnings and cash flow.
Environmental laws and liability may be costly.  We are subject to and affected by numerous environmental regulations. These regulations govern air emissions, water quality, wastewater discharge and disposal of solid and hazardous waste. Compliance with these regulations can significantly increase capital spending, operating expenses and plant down times and can negatively affect the affordability of the rates we charge to our customers.
Uncertainty around future environmental regulations creates difficulty planning long-term capital projects in our generation fleet. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections and other regulatory approvals. We could be required to install expensive pollution control measures or limit or cease activities based on these regulations. Additionally, we may become a responsible party for environmental cleanup at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.
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

The supply and/or price of energy commodities and/or related services may impact our financial results.  We are dependent on coal for much of our electrical generating capacity. Price fluctuations, fuel supply disruptions and changes in transportation costs could have a negative impact on the amounts we charge our utility customers for electricity. We have hedging strategies and regulatory recovery mechanisms in place to mitigate some of the negative fluctuations in commodity supply prices, but there can be no assurances that our financial performance will not be negatively impacted by price fluctuations.
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
Our ability to access capital markets is important.  Our ability to access capital markets is important to operate our businesses. In the past, turmoil in credit markets has constrained, and may again in the future constrain, our ability as well as the ability of our subsidiaries to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. Our long term revolving credit facility does not expire until 2015, but we regularly access capital markets to refinance existing debt or fund new projects, and we cannot predict the pricing or demand for those future transactions.
Poor investment performance of pension and other postretirement benefit plan holdings and other factors impacting benefit plan costs could unfavorably impact our liquidity and results of operations.  Our costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and our required or voluntary contributions made to the plans. The performance of the debt and equity markets affects the value of assets that are held in trust to satisfy future obligations under our plans. We have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets will increase the funding requirements under our pension and postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, resulting in increasing benefit expense and funding requirements. Also, if future increases in pension and postretirement benefit costs as a result of reduced plan assets are not recoverable from customers, the results of operations and financial position of our company could be negatively affected. Without sustained growth in the plan investments over time to increase the value of our plan assets, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, financial position, or results of operations.
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

Renewable portfolio standards and energy efficiency programs may affect our business.  We are subject to existing Michigan and potential future federal legislation and regulation requiring us to secure sources of renewable energy. Under the current Michigan legislation we will be required in the future to provide a specified percentage of our power from Michigan renewable energy sources. We are developing a strategy for complying with the existing state legislation, but we do not know what requirements may be added by federal legislation. In addition, there could be additional state requirements increasing the percentage of power to be provided by renewable energy sources. We are actively engaged in developing renewable energy projects and identifying third party projects in which we can invest. We cannot predict the financial impact or costs associated with these future projects.
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
Failure to maintain the security of personally identifiable information could adversely affect us.  In connection with our business we collect and retain personally identifiable information of our customers, shareholders and employees. Our customers, shareholders and employees expect that we will adequately protect their personal information, and the United States regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of customer, shareholder, employee or Detroit Edison data by cybercrime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.
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
A work interruption may adversely affect us.  Unions represent approximately 2,800 of our employees. Our contract with one union representing about 500 of our electrical linemen is due to expire in August 2012. We cannot predict the outcome of those negotiations. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

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

In February 2008, DTE Energy was named as one of approximately 24 defendant oil, power and coal companies in a lawsuit filed in a United States District Court. The plaintiffs, the Native Village of Kivalina and City of Kivalina, which are home to approximately 400 people in Alaska, claim that the defendants' business activities have contributed to global warming and, as a result, higher temperatures are damaging the local economy and leaving the island more vulnerable to storm activity in the fall and winter. As a result, the plaintiffs are seeking damages of up to $400 million for relocation costs associated with moving the village to a safer location, as well as unspecified attorney's fees and expenses. On October 15, 2009, the U.S. District Court granted defendants' motions dismissing all of plaintiffs' federal claims in the case on two independent grounds: (1) the court lacks subject matter jurisdiction to hear the claims because of the political question doctrine; and (2) plaintiffs lack standing to bring their claims. The court also dismissed plaintiffs' state law claims because the court lacked supplemental jurisdiction over them after it dismissed the federal claims; the dismissal of the state law claims was without prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit.

In July 2009, DTE Energy received a NOV/FOV from the EPA alleging, among other things, that five of Detroit Edison's power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010,the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.

In August 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit.

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
For additional discussion on legal matters, see Notes 9 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 4.	Mine Safety Disclosures

Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of the 138,632,324 issued and outstanding shares of common stock of Detroit Edison, par value $10 per share, are owned by DTE Energy, and constitute 100% of the voting securities of Detroit Edison. Therefore, no market exists for our common stock.
We paid cash dividends on our common stock of $305 million in 2011, 2010, and 2009.
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

(in Millions)	2011	2010	2009
Operating Revenues	$5,152	$4,993	$4,714
Fuel and purchased power	1,716	1,580	1,491
Gross margin	3,436	3,413	3,223
Operation and maintenance	1,369	1,305	1,277
Depreciation and amortization	813	849	844
Taxes other than income	240	237	205
Asset (gains) losses and reserves, net	12	(6)	(2)
Operating Income	1,002	1,028	899
Other (Income) and Deductions	298	317	295
Income Tax Expense	267	270	228
Net Income	$437	$441	$376
Gross margin increased $23 million in 2011 and increased $190 million in 2010. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	2011	2010
Rate case and Choice Incentive mechanism, net of Revenue Decoupling mechanism and sales volume	$29	$84
Restoration tracker	27	35
Securitization bond and tax surcharge	(39)	40
Low Income Energy Efficiency Fund revenue deferral	(23)	—
Energy optimization performance incentive	17	—
Regulatory mechanisms and other	12	31
Increase in gross margin	$23	$190

(in Thousands of MWh)	2011	2010	2009
Electric Sales
Residential	15,907	15,726	14,625
Commercial	16,779	16,570	18,200
Industrial	9,739	10,195	9,922
Other	3,136	3,210	3,229
	45,561	45,701	45,976
Interconnection sales (1)	3,512	4,876	5,156
Total Electric Sales	49,073	50,577	51,132

Electric Deliveries
Retail and Wholesale	45,561	45,701	45,976
Electric Customer Choice, including self generators	5,445	5,005	1,477
Total Electric Sales and Deliveries	51,006	50,706	47,453
_________________________________

(1)	Represents power that is not distributed by Detroit Edison.

(in Thousands of MWh)	2011		2010		2009
Power Generated and Purchased
Power Plant Generation
Fossil	35,502	68%	39,433	73%	40,595	74%
Nuclear	8,910	17	7,738	14	7,406	14
	44,412	85	47,171	87	48,001	88
Purchased Power	8,028	15	6,638	13	6,495	12
System Output	52,440	100%	53,809	100%	54,496	100%
Less Line Loss and Internal Use	(3,367)		(3,232)		(3,364)
Net System Output	49,073		50,577		51,132
Average Unit Cost ($/MWh)
Generation (1)	$22.67		$18.94		$18.20
Purchased Power	$42.78		$42.38		$37.74
Overall Average Unit Cost	$25.75		$21.83		$20.53
_________________________________

(1)	Represents fuel costs associated with power plants.

Operation and maintenance expense increased $64 million in 2011 and increased $28 million in 2010. The increase in
2011 is primarily due to higher restoration and line clearance expenses of $41 million, higher generation maintenance and outage expenses of $25 million, higher energy optimization and renewable energy expenses of $19 million, higher employee benefit expense of $9 million, partially offset by reduced contributions of $23 million to the Low Income
Energy Efficiency Fund due to a court order, and reduced uncollectible expenses of $7 million. The increase in 2010 is primarily due to higher restoration and line clearance expenses of $40 million, higher energy optimization and renewable energy expenses of $18 million, higher legal expenses of $15 million, partially offset by reduced uncollectible expenses of
$20 million, lower generation expenses of $18 million and lower employee benefit-related expenses of $6 million.

Depreciation and amortization expense decreased $36 million in 2011 due primarily to reduced amortization of regulatory assets, partially offset by expense related to higher depreciable base. Depreciation and amortization expense was $5 million higher in 2010 due primarily to expense related to higher depreciable base and increased amortization of regulatory assets.
Taxes other than income were higher by $32 million in 2010 due primarily to a $30 million reduction in property tax expense in 2009 due to refunds received in settlement of appeals of assessments for prior years.
Asset (gains) and losses, reserves and impairments, net increased $18 million in 2011 principally attributable to an accrual of $19 million resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by a revision of $6 million in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation and other items. See Note 7 of the Notes to the Consolidated Financial Statements.

Outlook  - The base rate and rehearing orders approved by the MPSC in fourth quarter 2011 provide for an annual revenue increase of $188 million and an authorized return on equity of 10.5%. The base rate order terminated Detroit Edison's Restoration, Line Clearance and Uncollectible Expense tracking mechanisms. Termination of these trackers may result in increased volatility in Detroit Edison's results due to weather, the number of storms and uncollectible accounts receivable. The Choice Incentive Mechanism was also terminated in the base rate order. Base rates included electric Customer Choice sales at the capped 10 percent level. See Note 9 of Notes to the Consolidated Financial Statements for further discussion of the rate orders received by Detroit Edison.

We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as the outcome of regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Price Risk
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
Credit Risk
Bankruptcies
We purchase and sell electricity from and to governmental entities and numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our purchase and sale contracts and we record provisions for amounts considered at risk of probable loss. We believe our accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on our consolidated financial statements.
Other
Detroit Edison had an uncollectible expense tracking mechanism that enabled it to recover or refund 80 percent of the difference between the actual uncollectible expense each year and the level established in its last rate case. In October 2011, Detroit Edison's electric rate order terminated its uncollectible expense tracking mechanism. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this Report.
We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
Detroit Edison is subject to interest rate risk in connection with the issuance of debt securities. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2011 would decrease $167 million and increase $179 million, respectively.

Item 8. Financial Statements and Supplementary Data

Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011, which is the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of The Detroit Edison Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Detroit Edison Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 16, 2012

The Detroit Edison Company
Consolidated Statements of Operations

	Year Ended December 31
(in Millions)	2011	2010	2009
Operating Revenues	$5,152	$4,993	$4,714
Operating Expenses
Fuel and purchased power	1,716	1,580	1,491
Operation and maintenance	1,369	1,305	1,277
Depreciation and amortization	813	849	844
Taxes other than income	240	237	205
Asset (gains) losses and reserves, net	12	(6)	(2)
	4,150	3,965	3,815
Operating Income	1,002	1,028	899
Other (Income) and Deductions
Interest expense	289	313	325
Interest income	—	(1)	(2)
Other income	(47)	(39)	(39)
Other expenses	56	44	11
	298	317	295
Income Before Income Taxes	704	711	604
Income Tax Expense	267	270	228
Net Income	$437	$441	$376
See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Cash Flows

	Year Ended December 31
(in Millions)	2011	2010	2009
Operating Activities
Net income	$437	$441	$376
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	813	849	844
Deferred income taxes	231	322	15
Asset (gains) losses and reserves, net	13	(6)	(2)
Changes in assets and liabilities, exclusive of changes shown separately (Note 17)	(141)	(253)	(39)
Net cash from operating activities	1,353	1,353	1,194
Investing Activities
Plant and equipment expenditures	(1,202)	(864)	(793)
Restricted cash for debt redemption	(3)	(25)	5
Notes receivable from affiliate	77	(21)	(42)
Proceeds from sale of nuclear decommissioning trust fund assets	80	377	295
Investment in nuclear decommissioning trust funds	(97)	(410)	(315)
Other investments	(32)	(60)	(46)
Net cash used for investing activities	(1,177)	(1,003)	(896)
Financing Activities
Issuance of long-term debt	609	614	129
Redemption of long-term debt	(554)	(652)	(278)
Short-term borrowings, net	—	—	(75)
Short-term borrowings from affiliate	64	—	—
Capital contribution by parent company	—	—	250
Dividends on common stock	(305)	(305)	(305)
Other	(7)	(11)	(15)
Net cash used for financing activities	(193)	(354)	(294)
Net Increase (Decrease) in Cash and Cash Equivalents	(17)	(4)	4
Cash and Cash Equivalents at Beginning of the Period	30	34	30
Cash and Cash Equivalents at End of the Period	$13	$30	$34
See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Financial Position

	December 31
(in Millions)	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$13	$30
Restricted cash, principally Securitization	127	104
Accounts receivable (less allowance for doubtful accounts of $80 and $93, respectively)
Customer	709	690
Affiliates	61	8
Other	76	204
Inventories
Fuel	264	224
Materials and supplies	183	170
Notes receivable
Affiliates	26	97
Other	2	—
Regulatory assets	272	58
Other	63	51
	1,796	1,636
Investments
Nuclear decommissioning trust funds	937	939
Other	121	118
	1,058	1,057
Property
Property, plant and equipment	16,788	16,068
Less accumulated depreciation and amortization	(6,526)	(6,418)
	10,262	9,650
Other Assets
Regulatory assets	3,618	3,277
Securitized regulatory assets	577	729
Intangible assets	36	25
Notes receivable
Affiliates	—	6
Other	4	—
Other	142	142
	4,377	4,179
Total Assets	$17,493	$16,522
See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Financial Position

	December 31
(in Millions, Except Shares)	2011	2010
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$67	$50
Other	421	349
Accrued interest	69	81
Current portion long-term debt, including capital leases	470	308
Regulatory liabilities	27	60
Short-term borrowing - affiliates	64	—
Other	283	279
	1,401	1,127
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,105	4,046
Securitization bonds	479	643
Capital lease obligations	9	20
	4,593	4,709
Other Liabilities
Deferred income taxes	2,701	2,235
Regulatory liabilities	454	714
Asset retirement obligations	1,440	1,354
Unamortized investment tax credit	57	67
Nuclear decommissioning	148	149
Accrued pension liability — affiliates	1,231	960
Accrued postretirement liability — affiliates	1,217	1,060
Other	115	138
	7,363	6,677

Commitments and Contingencies (Notes 9 and 15)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	960	829
Accumulated other comprehensive income (loss)	(20)	(16)
	4,136	4,009
Total Liabilities and Shareholder’s Equity	$17,493	$16,522
See Notes to Consolidated Financial Statements

The Detroit Edison Company
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive income

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2008	138,632	$1,386	$1,560	$622	$(12)	$3,556
Net income	—	—	—	376	—	376
Dividends declared on common stock	—	—	—	(305)	—	(305)
Net change in unrealized gains on investments, net of tax	—	—	—	—	(2)	(2)
Benefit obligations, net of tax	—	—	—	—	(2)	(2)
Capital contribution by parent company	—	—	250	—	—	250
Balance, December 31, 2009	138,632	1,386	1,810	693	(16)	3,873
Net income	—	—	—	441	—	441
Dividends declared on common stock	—	—	—	(305)	—	(305)
Balance, December 31, 2010	138,632	1,386	1,810	829	(16)	4,009
Net income	—	—	—	437	—	437
Dividends declared on common stock	—	—	—	(306)	—	(306)
Benefit obligations, net of tax		—	—	—	(4)	(4)
Balance, December 31, 2011	138,632	$1,386	$1,810	$960	$(20)	$4,136

The following table displays comprehensive income:

(in Millions)	2011	2010	2009
Net income	$437	$441	$376
Other comprehensive income:
Net change in unrealized gains (losses) on investments, net of tax of $—, $— and $(1)	—	—	(2)
Benefit obligations, net of tax of $(2), $— and $(1)	(4)	—	(2)
Comprehensive income	$433	$441	$372
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
Effective January 1, 2010, the Company adopted the provisions of ASU 2009-17, Amendments to FASB Interpretation 46(R). ASU 2009-17 changed the methodology for determining the primary beneficiary of a variable interest entity (VIE) from a quantitative risk and rewards-based model to a qualitative determination. There is no grandfathering of previous consolidation conclusions. As a result, the Company re-evaluated all prior VIE and primary beneficiary determinations. The requirements of ASU 2009-17 were adopted on a prospective basis.
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
The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2011, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.
In 2001, Detroit Edison financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. Detroit Edison performs servicing activities including billing and collecting surcharge revenue for Securitization. This entity is a VIE, and is consolidated by the Company. The maximum risk exposure related to Securitization is reflected on the Company’s Consolidated Statements of Financial Position.
The following table summarizes the major balance sheet items at December 31, 2011 and December 31, 2010 restricted for Securitization that are either (1) assets that can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	December 31,	December 31,
(in Millions)	2011	2010
ASSETS
Restricted cash	$107	$104
Accounts receivable	34	42
Securitized regulatory assets	577	729
Other assets	10	13
	$728	$888

LIABILITIES
Accounts payable and accrued current liabilities	$14	$17
Other current liabilities	55	62
Current portion long-term debt, including capital leases	164	150
Securitization bonds	479	643
Other long term liabilities	7	6
	$719	$878

As of December 31, 2011 and December 31, 2010, Detroit Edison had $4 million and $6 million in Notes receivable, respectively, related to non-consolidated VIEs.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Revenues
Revenues from the sale and delivery of electricity are recognized as services are provided. The Company records revenues for electricity provided but unbilled at the end of each month. Rates for Detroit Edison include provisions to adjust billings for fluctuations in fuel and purchased power costs and certain other costs. Revenues are adjusted for differences between actual costs and the amounts billed in current rates. Under or over recovered revenues related to these cost recovery mechanisms are recorded on the Consolidated Statement of Financial Position and are recovered or returned to customers through adjustments to the billing factors.

Detroit Edison had a CIM, which was an over/under recovery mechanism that measured non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales. If annual electric Customer Choice sales exceeded the baseline amount from Detroit Edison's most recent rate case, 90 percent of its lost non-fuel revenues associated with sales above that level may be recovered from full service customers. If annual electric Customer Choice sales decreased below the baseline, the Company must refund 90 percent of its increase in non-fuel revenues associated with sales below that level to full service customers. The CIM was terminated effective with the October 20, 2011 MPSC rate order. On January 17, 2012, Detroit Edison filed an application with the MPSC for approval of its CIM reconciliation for 2011.
Detroit Edison had an RDM in place in 2011, designed to minimize the impact on revenues of changes in average customer usage of electricity. The RDM enabled Detroit Edison to recover or refund the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established in the MPSC order. The 2011 pilot RDM established in Detroit Edison's 2009 rate case was terminated by the MPSC in October 2011, but the Company has requested rehearing on this point asserting the termination should have occurred in April 2011. Detroit Edison will have a newly designed RDM that will be effective in April 2012. See Note 9 for further discussion of the newly designed RDM.
See Note 9 for further discussion of recovery mechanisms authorized by the MPSC.
Accounting for ISO Transactions
Detroit Edison participates in the energy market through MISO. MISO requires that we submit hourly day-ahead, real time and FTR bids and offers for energy at locations across the MISO region. Detroit Edison accounts for MISO transactions on a net hourly basis in each of the day-ahead, real-time and FTR markets and net transactions across all MISO energy market locations. In any single hour Detroit Edison records net purchases in Fuel, purchased power and gas and net sales in Operating revenues on the Consolidated Statements of Operations. Detroit Edison records net sale billing adjustments when invoices are received. Detroit Edison records expense accruals for future net purchases adjustments based on historical experience, and reconciles accruals to actual expenses when invoices are received from MISO.
Comprehensive Income
Comprehensive income is the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to accumulated other comprehensive loss for the year ended December 31, 2011 reflected changes in benefit obligations.

	Benefit	Accumulated Other Comprehensive
(in Millions)	Obligations	Loss
Beginning balance	$(16)	$(16)
Current period change	(4)	(4)
Ending balance	$(20)	$(20)
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
The allowance for doubtful accounts is generally calculated using the aging approach that utilizes rates developed in reserve studies. Detroit Edison establishes an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, which is typically in 21 days, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on past-due terms with customers. Customer accounts are written off when collection efforts have been exhausted, generally one year after service has been terminated.
Unbilled revenues of $264 million and $236 million are included in customer accounts receivable at December 31, 2011 and 2010, respectively.
Notes Receivable
Notes receivable, or financing receivables, are primarily comprised of capital lease receivables and loans and are included in Notes receivable and Other current assets on the Company’s Consolidated Statements of Financial Position.
Notes receivable are typically considered delinquent when payment is not received for periods ranging from 60 to 120 days. The Company ceases accruing interest (nonaccrual status), considers a note receivable impaired, and establishes an allowance for credit loss when it is probable that all principal and interest amounts due will not be collected in accordance with the contractual terms of the note receivable. Cash payments received on nonaccrual status notes receivable, that do not bring the account contractually current, are first applied to contractually owed past due interest, with any remainder applied to principal. Accrual of interest is generally resumed when the note receivable becomes contractually current.
In determining the allowance for credit losses for notes receivable, we consider the historical payment experience and other factors that are expected to have a specific impact on the counterparty’s ability to pay. In addition, the Company monitors the credit ratings of the counterparties from which we have notes receivable.
Inventories
The Company generally values inventory at average cost.
Property, Retirement and Maintenance, and Depreciation, Depletion and Amortization
Property is stated at cost and includes construction-related labor, materials, overheads and an allowance for funds used during construction (AFUDC). The cost of properties retired, including the cost of removal, less salvage value is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2.
Utility property is depreciated over its estimated useful life using straight-line rates approved by the MPSC.
The Company credits depreciation and amortization expense when it establishes regulatory assets for plant-related costs such as depreciation or plant-related financing costs. The Company charges depreciation and amortization expense when we amortize these regulatory assets. The Company credits interest expense to reflect the accretion income on certain regulatory assets.
Approximately $23 million and $3 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2011 and December 31, 2010, respectively. Amounts are accrued on a pro-rata basis over an 18-month period that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC. See Note 5.
The cost of nuclear fuel is capitalized. The amortization of nuclear fuel is included within Fuel and purchased power in the Consolidated Statement of Operations and is recorded using the units-of-production method.
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
Intangible Assets
The Company has certain intangible assets relating to emission allowances and renewable energy credits. Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company’s intangible assets related to emission allowances were $9 million at December 31, 2011 and 2010. The Company’s intangible assets related to renewable energy credits were $27 million and $17 million at December 31, 2011 and December 31, 2010, respectively.
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
Investments in Debt and Equity Securities
The Company generally classifies investments in debt and equity securities as either trading or available-for-sale and has recorded such investments at market value with unrealized gains or losses included in earnings or in other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to regulatory assets or liabilities, due to a recovery mechanism from customers. The Company’s equity investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the equity investment being written down to its estimated fair value. See Note 3.
Stock-Based Compensation
The Company received an allocation of costs from DTE Energy associated with stock-based compensation. Our allocation for 2011, 2010 and 2009 for stock-based compensation expense was approximately $30 million, $23 million and $24 million, respectively.
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

Other Accounting Policies
See the following notes for other accounting policies impacting our financial statements:

Note	Title
3	Fair Value
4	Financial and Other Derivative Instruments
7	Asset Retirement Obligations
9	Regulatory Matters
10	Income Taxes
16	Retirement Benefits and Trusteed Assets
NOTE 3 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2011 and December 31, 2010. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

The following table presents assets measured and recorded at fair value on a recurring basis as of December 31, 2011:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2011
Assets:
Nuclear decommissioning trusts	$577	$360	$—	$937
Other investments	55	54	—	109
Derivative assets — FTRs	—	—	1	1
Total	$632	$414	$1	$1,047

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2011
Assets:
Current	$—	$—	$1	$1
Noncurrent(1)	632	414	—	1,046
Total Assets	$632	$414	$1	$1,047

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010:

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Assets:
Nuclear decommissioning trusts	$599	$340	$—	$939
Other investments	52	55	—	107
Derivative assets — FTRs	—	—	2	2
Total	$651	$395	$2	$1,048
Liabilities:
Derivative liabilities — Emissions	—	(3)	—	(3)
Total	$—	$(3)	$—	$(3)
Net Assets at December 31, 2010	$651	$392	$2	$1,045

				Net Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Assets:
Current	$—	$—	$2	$2
Noncurrent(1)	651	395	—	1,046
Total Assets	$651	$395	$2	$1,048
Liabilities:
Current	$—	$(3)	$—	$(3)
Total Liabilities	$—	$(3)	$—	$(3)
Net Assets at December 31, 2010	$651	$392	$2	$1,045
_________________________________

(1)
Includes $109 and $107 million of other investments that are included in the Consolidated Statements of Financial Position in Other Investments at December 31, 2011 and December 31, 2010, respectively.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010:

	Year Ended December 31
(in Millions)	2011	2010
Net Assets as of January 1	$2	2
Change in fair value recorded in regulatory assets/liabilities	2	6
Purchases, issuances and settlements:
Settlements	(3)	(6)
Net Assets as of December 31	$1	$2
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to regulatory assets and liabilities held at December 31, 2011 and 2010	$1	$2

Transfers in and transfers out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in and transfers out of Level 3 are reflected as if they had occurred at the beginning of the period. No transfers between Levels 1, 2 or 3 occurred in the years ended December 31, 2011 and December 31, 2010.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees determine that another price source is considered to be preferable. The Company has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Company selectively corroborates the fair values of securities by comparison of market-based price sources.
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

	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$5.7 billion	$5.1 billion	$5.3 billion	$5.0 billion
Nuclear Decommissioning Trust Funds
Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. See Note 7.
The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	December 31	December 31
(in Millions)	2011	2010
Fermi 2	$915	$910
Fermi 1	3	3
Low level radioactive waste	19	26
Total	$937	$939

At December 31, 2011, investments in the nuclear decommissioning trust funds consisted of approximately 57% in publicly traded equity securities, 41% in fixed debt instruments and 2% in cash equivalents. At December 31, 2010, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 38% in fixed debt instruments and 1% in cash equivalents. The debt securities at both December 31, 2011 and December 31, 2010 had an average maturity of approximately 7 and 6 years, respectively.
The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31
(in Millions)	2011	2010	2009
Realized gains	$46	$192	$37
Realized losses	$(38)	$(83)	$(55)
Proceeds from sales of securities	$80	$377	$295

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of December 31, 2011
Equity securities	$533	$80
Debt securities	385	22
Cash and cash equivalents	19	—
	$937	$102
As of December 31, 2010
Equity securities	$572	$77
Debt securities	361	11
Cash and cash equivalents	6	—
	$939	$88

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $67 million and $26 million of unrealized losses as Regulatory assets at December 31, 2011 and 2010, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in 2011, 2010 and 2009 for Fermi 1.
Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	December 31, 2011		December 31, 2010
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$129	$129	$125	$125
Equity securities	4	4	4	4

As of December 31, 2011 and 2010, these securities are comprised primarily of money-market and equity securities. Gains related to trading securities held at December 31, 2011, 2010 and 2009 were $3 million, $7 million and $8 million, respectively.
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
The following represents the fair value of derivative instruments as of December 31, 2011 and 2010:

	Year Ended December 31
(in Millions)	2011	2010
FTRs — Other current assets	$1	$2
Emissions — Other current liabilities	—	(3)
Total derivatives not designated as hedging instrument	$1	$(1)

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $3 million in gains related to FTRs recognized in Regulatory Liabilities for the year ended December 31, 2011, and $1 million in losses related to Emissions recognized in Regulatory assets and $6 million in gains related to FTRs recognized in Regulatory liabilities for the year ended December 31, 2010.
The following represents the cumulative gross volume of derivative contracts outstanding as of December 31, 2011:

Commodity	Number of Units
FTRs (MW)	36,219
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Summary of property by classification as of December 31:

(in Millions)	2011	2010
Property, Plant and Equipment
Generation	$9,785	$9,268
Distribution	7,003	6,800
Total	16,788	16,068
Less Accumulated Depreciation and Amortization
Generation	(3,946)	(3,850)
Distribution	(2,580)	(2,568)
Total	(6,526)	(6,418)
Net Property, Plant and Equipment	$10,262	$9,650

AFUDC capitalized during 2011 and 2010 was approximately $9 million and $10 million, respectively.
The composite depreciation rate for Detroit Edison was approximately 3.3% in 2011, 2010 and 2009.
The average estimated useful life for our generation and distribution property was 46 years and 43 years, respectively, at December 31, 2011.
Capitalized software costs are classified as Property, plant and equipment and the related amortization is included in Accumulated depreciation and amortization on the Consolidated Statements of Financial Position. The Company capitalizes the costs associated with computer software it develops or obtains for use in its business. The Company amortizes capitalized software costs on a straight-line basis over the expected period of benefit, ranging from 5 to 15 years.

Capitalized software costs amortization expense was $58 million in 2011, $55 million in 2010 and 2009. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2011 were $501 million and $218 million, respectively. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2010 were $479 million and $175 million, respectively. Amortization expense of capitalized software costs is estimated to be approximately $55 million annually for 2012 through 2016.
Gross property under capital leases was $26 million and $121 million at December 31, 2011 and December 31, 2010, respectively. Accumulated amortization of property under capital leases was $14 million and $96 million at December 31, 2011 and December 31, 2010, respectively.
NOTE 6 — JOINTLY OWNED UTILITY PLANT
Detroit Edison has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. Detroit Edison’s share of direct expenses of the jointly owned plants are included in Fuel and purchased power and Operation and maintenance expenses in the Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2011 was as follows:

			Ludington Hydroelectric
	Belle River		Pumped Storage
In-service date	1984-1985		1973
Total plant capacity	1,270	MW	1,872	MW
Ownership interest		*	49%
Investment (in millions)	$1,645		$199
Accumulated depreciation (in millions)	$943		$158
_________________________________

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
NOTE 7 — ASSET RETIREMENT OBLIGATIONS
The Company has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants. The Company has conditional retirement obligations for disposal of asbestos at certain of its power plants, certain service centers and disposal costs for PCB contained within transformers and circuit breakers. The Company recognizes such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free rate. The Company defers timing differences that arise in the expense recognition of legal asset retirement costs that are currently recovered in rates.
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

A reconciliation of the asset retirement obligations for 2011 follows:

(in Millions)
Asset retirement obligations at January 1, 2011	$1,366
Accretion	84
Liabilities incurred	8
Liabilities settled	(16)
Asset retirement obligations at December 31, 2011	1,442
Less amount included in current liabilities	(2)
$1,440

In 2001, Detroit Edison began the final decommissioning of Fermi 1, with the goal of removing the remaining radioactive material and terminating the Fermi 1 license. In 2011, based on management decisions revising the timing and estimate of cash flows, Detroit Edison accrued an additional $19 million with respect to the decommissioning of Fermi 1. Management intends to suspend decommissioning activities and place the facility in safe storage status. The expense amount has been recorded in Asset (gains) and losses, reserves and impairments, net on the Consolidated Statements of Operations. In addition, based on updated studies revising the timing and estimate of cash flows, a reduction of approximately $20 million was made to the Detroit Edison asset retirement obligation for asbestos removal with approximately $6 million of the decrease associated with Fermi 1 recorded in Asset (gains) and losses, reserves and impairments, net on the Consolidated Statements of Operations.

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. In October 2011, the MPSC approved Detroit Edison's request for a reduction to the nuclear decommissioning surcharge under the assumption that it would request an extension of the Fermi 2 license for an additional 20 years beyond the term of the existing license which expires in 2025. Detroit Edison expects to request the license extension in 2014. This proposed extension of the license, including the associated impact on spent nuclear fuel, resulted in a revision in estimated cash flows for the Fermi 2 asset retirement obligation of approximately $22 million. It is estimated that the cost of decommissioning Fermi 2 is $1.4 billion in 2011 dollars and $10 billion in 2045 dollars, using a 6% inflation rate. Approximately $1.4 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

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

A portion of the funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and the clean-up of the Fermi site. This removal and clean-up is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is reflected as the nuclear decommissioning liability. The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary. See Note 3 for additional discussion of Nuclear Decommissioning Trust Fund Assets.
NOTE 8 — RESTRUCTURING
Restructuring Costs
In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process. The Company incurred CTA restructuring expense. In September 2006, the MPSC issued an order approving a settlement agreement that allowed Detroit Edison, commencing in 2006, to defer the incremental CTA. Further, the order provided for Detroit Edison to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison amortized deferred CTA costs of $18 million in 2011, 2010 and 2009. Amounts expensed are recorded in Operation and maintenance expense on the Consolidated Statements of Operations. Deferred amounts are recorded in Regulatory assets on the Consolidated Statements of Financial Position.
NOTE 9 — REGULATORY MATTERS
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

The following are balances and a brief description of the regulatory assets and liabilities at December 31:

(in Millions)	2011	2010
Assets
Recoverable pension and postretirement costs:
Pension	$1,656	$1,329
Postretirement costs	582	472
Asset retirement obligation	420	336
Recoverable income taxes related to securitized regulatory assets	316	400
Recoverable Michigan income taxes	270	319
Choice incentive mechanism	166	105
Accrued PSCR revenue	147	52
Cost to achieve Performance Excellence Process	100	118
Other recoverable income taxes	81	85
Recoverable restoration expense	58	19
Unamortized loss on reacquired debt	36	35
Enterprise Business Systems costs	18	21
Other	40	44
	3,890	3,335
Less amount included in current assets	(272)	(58)
	$3,618	$3,277
Securitized regulatory assets	$577	$729
Liabilities
Renewable energy	$192	$125
Refundable revenue decoupling	127	47
Asset removal costs	73	132
Energy Optimization	24	21
Low Income Energy Efficiency Fund	23	—
Fermi 2 refueling outage	23	3
Refundable uncollectible expense	13	—
Refundable Michigan income taxes	—	362
Refundable costs under PA 141	—	33
Refundable self implemented rates	—	27
Refundable restoration expense	—	15
Other	6	9
	481	774
Less amount included in current liabilities	(27)	(60)
	$454	$714

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

ASSETS

•
Recoverable pension and postretirement costs — Accounting rules for pension and postretirement benefit costs require, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. The Company records the impact of actuarial gains and losses and prior service costs as a Regulatory asset since the traditional rate setting process allows for the recovery of pension and postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs. (1)

•
Asset retirement obligation — This obligation is primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(1)

•
Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015.

•
Recoverable Michigan income taxes — In July 2007, the MBT was enacted by the State of Michigan. A State deferred tax liability was established, and an offsetting regulatory asset was recorded as the impact of the deferred tax liability will be reflected in rates as the related taxable temporary difference reverses and flows through current income tax expense. In May 2011, the MBT was repealed and the MCIT was enacted. The regulatory asset was remeasured to reflect the impact of the MCIT tax rate.(1)

•
Choice incentive mechanism (CIM) — Receivable for non-fuel revenues lost as a result of fluctuations in electric Customer Choice sales. The CIM was terminated in the October 20, 2011 MPSC order issued to Detroit Edison.

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and a return on fuel and purchased power costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•
Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs are amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.

•
Other recoverable income taxes — Income taxes receivable from Detroit Edison’s customers representing the difference in property-related deferred income taxes and amounts previously reflected in Detroit Edison’s rates. This asset will reverse over the remaining life of the related plant.(1)

•
Recoverable restoration expense — Receivable for the MPSC approved restoration expense tracking mechanism that tracks the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to MPSC authorization. The restoration expense tracking mechanism was terminated in the October 20, 2011 MPSC order issued to Detroit Edison.

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

_________________________________

(1)	Regulatory assets not earning a return.
LIABILITIES

•	Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.

•
Refundable revenue decoupling — Amounts refundable to Detroit Edison customers for the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established by the MPSC.

•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•
Energy Optimization (EO) - The EO plan application is designed to help each customer class reduce their electric usage by: 1) building customer awareness of energy efficiency options and 2) offering a diverse set of programs and participation options that result in energy savings for each customer class.

•	Low Income Energy Efficiency Fund (LIEEF) — Escrow of LIEEF funds collected as ordered by the MPSC pursuant to July 2011 Michigan Court of Appeals decision.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.

•
Refundable uncollectible expense(UETM) — Liability for the MPSC approved uncollectible expense tracking mechanism that tracks the difference in the fluctuation in uncollectible accounts and amounts recognized pursuant to the MPSC authorization. The UETM was terminated in the October 20, 2011 MPSC order issued to Detroit Edison.

•
Refundable Michigan income taxes — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax assets were established for the Company's utilities, and offsetting regulatory liabilities were recorded as the impacts of the deferred tax assets will be reflected in rates. In May 2011, the MBT was repealed and the MCIT was enacted. The state deferred tax assets were eliminated under the MCIT and related regulatory liabilities were remeasured to zero.

•
Refundable costs under PA 141 — Detroit Edison’s 2007 CIM reconciliation and allocation resulted in the elimination of Regulatory Asset Recovery Surcharge (RARS) balances for commercial and industrial customers. RARS revenues received that exceed the regulatory asset balances are required to be refunded to the affected classes.

•	Refundable self implemented rates — Amounts refundable to customers for base rates implemented in excess of amounts authorized in MPSC orders.

•
Refundable restoration expense — Amounts refundable for the MPSC approved restoration expense tracking mechanism that tracks the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to the MPSC authorization. The restoration expense tracking mechanism was terminated in the October 20, 2011 MPSC order issued to Detroit Edison.

2010 Electric Rate Case Filing
On October 20, 2011, the MPSC issued an order in Detroit Edison's October 29, 2010 rate case filing. The MPSC approved an annual revenue increase of $ 175 million. Included in the approved increase in revenues was a return on equity of 10.5% on an expected permanent capital structure of 49% equity and 51% debt. Detroit Edison self-implemented a rate increase of $107 million on April 28, 2011. The MPSC stated the net revenue collected due to self-implementation be credited to the 2011 Choice Incentive Mechanism (CIM) regulatory asset, but the order did not define "net revenue." The company credited the CIM Regulatory Asset for its estimate of the net revenue from self-implementation of approximately $37 million. Detroit Edison petitioned the MPSC for a rehearing and clarification of several issues in the October 2011 MPSC order. On December 20, 2011, the MPSC issued a rehearing order on selected issues, revising the annual revenue increase to $188 million. The rehearing order also affirmed the MPSC's decision to terminate the uncollectible expense tracker mechanism, but deferred ruling on other matters included in Detroit Edison's petition.
 Other key aspects of the October 20, 2011 MPSC order include the following:

•
adopt a new Revenue Decoupling Mechanism (RDM) effective April 1, 2012, that will compare actual revenue (excluding the impacts of weather) by rate class with the base established in this rate case. The RDM has an annual collar of 1.5% in the first year and 3% in the second and subsequent years. The RDM established in the previous rate case, which considered the impact of weather, was terminated effective October 31, 2011. Therefore, there will be no RDM in place from November 2011 through March 2012;

•
recognition of the expiration of a wholesale contract. Since the expiration of the wholesale contract was not until December 31, 2011, the MPSC required Detroit Edison to calculate a customer credit for each kWh sold under the wholesale contract from October 29, 2011 through December 31, 2011, with the credit to be applied in its next PSCR reconciliation;

•	the Restoration Expense Tracking Mechanism, Line Clearance Recovery Mechanism, Uncollectible Expense Tracking Mechanism and CIM are terminated as of the date of the order;

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

2009 Detroit Edison Depreciation Filing

In compliance with an MPSC order, Detroit Edison filed a depreciation case in November 2009. On June 16, 2011, the MPSC issued an order reducing Detroit Edison's composite depreciation rates from 3.33% to 3.06%, effective for accounting and ratemaking purposes, the day after the issuance of the MPSC order in the 2010 rate case.

Renewable Energy Plan (REP)

In August 2010, Detroit Edison filed its reconciliation for the 2009 plan year indicating that the 2009 actual renewable plan revenues and costs approximated the related surcharge revenues and cost of the filed plan. An MPSC order is expected in the first quarter of 2012.
In June 2011, Detroit Edison filed an amended REP with the MPSC requesting authority to continue to recover approximately $100 million of surcharge revenues. The proposed revenues are necessary in order to continue to properly implement Detroit Edison's 20-year REP, to deliver cleaner, renewable electric generation to its customers, to further diversify Detroit Edison's and the State of Michigan's sources of electric supply, and to address the state and national goals of increasing energy independence. On December 20, 2011, the MPSC issued an order approving the amended REP and authorizing the continuation of the surcharges.
In August 2011, Detroit Edison filed its reconciliation for the 2010 plan year indicating that the 2010 actual renewable plan revenues and costs approximated the related surcharge revenues and cost of the filed plan. An MPSC order is expected in the third quarter of 2012.
Energy Optimization (EO) Plans
In April 2011, Detroit Edison filed an application for approval of its reconciliation for 2010 EO plan expenses. Specifically, Detroit Edison's EO reconciliation includes a cumulative $21 million net over-recovery at year end 2010 for the 2010 EO plan. In November 2011, the MPSC approved a settlement agreement for Detroit Edison which authorized the over-recovery balances be included in the 2011 reconciliations.
In September 2011, Detroit Edison filed a biennial EO Plan with the MPSC as required. Detroit Edison's EO Plan application proposed the recovery of EO expenditures for the period 2012-2015 of $294 million and further requested approval of surcharges to recover these costs.
Detroit Edison Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation
In March 2010, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2009 RETM and LCT. The Company's 2009 restoration and line clearance expenses were less than the amount provided in rates. Accordingly, Detroit Edison proposed a refund of approximately $16 million, including interest. On May 10, 2011, the MPSC issued an order approving the proposed refund and Detroit Edison began applying credits to customer bills in July 2011.
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
In January 2012, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2011 RETM and LCT. The Company's 2011 restoration expenses were higher than the amount provided in rates. Accordingly, Detroit Edison requested net recovery of approximately $44 million.
Detroit Edison Revenue Decoupling Mechanism (RDM)
In May 2011, Detroit Edison filed an application with the MPSC for approval of its initial pilot RDM reconciliation for the period February 2010 through January 2011, requesting authority to refund to customers approximately $56 million, plus interest. This amount was accrued by Detroit Edison at December 31, 2011. There are various interpretations and alternative calculation methodologies relating to the pilot RDM refund calculation that could ultimately be adopted by the MPSC which may result in a range of customer refund amounts from $56 million to $140 million for this initial reconciliation filing under the pilot RDM.
In addition, Detroit Edison has accrued a pilot RDM liability for February 2011 through October 2011 of approximately $71 million, plus interest. Detroit Edison terminated the pilot RDM effective October 2011, and has requested a rehearing on this issue asserting that for reconciliation purposes, the pilot RDM should have been considered terminated in April 2011, when Detroit Edison self-implemented rates, consistent with prior MPSC orders. An April 2011 termination would result in a decrease to the liability. However, there can be no assurance that Detroit Edison will prevail in this matter. Similar to the initial reconciliation case, there are various interpretations and alternative calculation methodologies that could be adopted which may result in a range of refund obligations in excess of the amount accrued. Considering these variables, the potential customer refund amount could range from $10 million to $130 million for the second and final pilot RDM period.
The primary uncertainties involved in the calculation methodologies of the pilot RDM for both reconciliation periods include customer class groupings and treatment of fixed customer charges. The Company believes that the calculation methodology used and the resulting refund estimates recorded follow the requirements and intent of the MPSC orders and represent the most probable amount of Detroit Edison's pilot RDM refund liability as of December 31, 2011. An MPSC order on the initial filing is expected in the first half of 2012. Detroit Edison is required to file an application with the MPSC for approval of its RDM reconciliation for the period February 2011 through October 2011 by May 2012. A newly designed RDM will be in effect beginning April 2012.

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

Detroit Edison Choice Incentive Mechanism (CIM)

In March 2011, Detroit Edison filed an application with the MPSC for approval of its CIM reconciliation for 2010 requesting recovery of approximately $105 million. On December 6, 2011, the MPSC approved a settlement agreement for the 2010 CIM authorizing surcharges of approximately $105 million effective on a service rendered basis for the 12-month period beginning January 1, 2012.
On January 17, 2012, Detroit Edison filed an application with the MPSC for approval of its CIM reconciliation for the period from January 1, 2011 through October 28, 2011. The termination date of the CIM pursuant to the October 20, 2011 MPSC rate order is October 20, 2011. Detroit Edison requested recovery of approximately $73 million, net of the self implementation credit applied per MPSC order.
Power Supply Cost Recovery Proceedings
The PSCR process is designed to allow Detroit Edison to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. Detroit Edison's power supply costs include fuel and related transportation costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowances costs, urea costs, transmission costs and MISO costs. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.

2010 PSCR Year - In March 2011, Detroit Edison filed the 2010 PSCR reconciliation calculating a net under-recovery of $52.6 million that includes an over-recovery of $15.6 million for the 2009 PSCR year. In addition, the 2010 PSCR reconciliation includes an under-recovery of $7.1 million for the reconciliation of the 2007-2008 Pension Equalization Mechanism, and an over-refund of $3.8 million for the 2011 refund of the self-implemented rate increase related to the 2009 electric rate case filing.

2011 Plan Year - In September 2010, Detroit Edison filed its 2011 PSCR plan case seeking approval of a levelized PSCR factor of 2.98 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.2 billion. The plan also includes approximately $36 million for the recovery of its projected 2010 PSCR under-recovery. An MPSC order was issued on December 6, 2011 approving the 2011 PSCR plan case as filed.
2012 Plan Year - In September 2011, Detroit Edison filed its 2012 PSCR plan case seeking approval of a levelized PSCR factor of 4.18 mills/kWh above the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.4 billion. The plan also includes approximately $158 million for the recovery of its projected 2011 PSCR under-recovery.

Low Income Energy Efficiency Fund

The Customer Choice and Electricity Reliability Act of 2000 authorized the creation of the LIEEF administered by the MPSC. The purpose of the fund is to provide shut-off and other protection for low income customers and to promote energy efficiency by all customer classes. Detroit Edison collects funding for the LIEEF as part of its base rates and remits the funds to the State of Michigan monthly. In July 2011, the Michigan Court of Appeals issued a decision reversing the portion of MichCon's June 2010 MPSC rate order that permitted MichCon to recover funding for the LIEEF in base rates. In response to the Court of Appeals decision, Detroit Edison ceased remitting payments for LIEEF funding to the State of Michigan. In October 2011, the MPSC issued an order directing Detroit Edison to continue collecting funds for LIEEF in rates and to escrow the collected funds pending further order by the MPSC. On January 26, 2012, the MPSC issued an order directing Detroit Edison to file a comprehensive plan by March 1, 2012 for refunding previously escrowed LIEEF funds of $23 million. On December 20, 2011, The Vulnerable Household Warmth Fund (VHWF) was created under Michigan law. The purpose of the fund is to provide payment or partial payment of bills for electricity, natural gas, propane, heating oil, or any other type of fuel used to heat the primary residence of a vulnerable customer during the 2011-2012 heating season. Effective with the new law, Detroit Edison is to contribute the amount collected in its base rates, previously remitted for the LIEEF, to the new VHWF. The monthly payments into the VHWF will cease on the earlier of September 30, 2012 or when $48 million has been is accumulated in the fund from payments by major Michigan electric and gas utilities.
Other
The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 10 — INCOME TAXES
Income Tax Summary
We are part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for Detroit Edison is determined on an individual company basis with no allocation of tax benefits or expenses from other affiliates of DTE Energy. We had an income tax receivable of $48 million at December 31, 2011 and $152 million at December 31, 2010 due from DTE Energy.
Total income tax expense varied from the statutory federal income tax rate for the following reasons:

(Dollars in Millions)	2011	2010	2009
Income tax expense at 35% statutory rate	$246	$249	$211
Investment tax credits	(6)	(6)	(6)
Depreciation	3	3	3
Employee Stock Ownership Plan dividends	(3)	(3)	(4)
Medicare Part D subsidy	—	—	(5)
Domestic production activities deduction	(6)	(6)	(5)
State and other income taxes, net of federal benefit	39	40	36
Other, net	(6)	(7)	(2)
Income Tax Expense	$267	$270	$228
Effective income tax rate	38.0%	38.0%	37.7%

Components of income tax expense (benefits) were as follows:

(in Millions)	2011	2010	2009
Current income tax expense (benefit)
Federal	$15	$(89)	$168
State and other income tax	21	37	45
Total current income taxes	36	(52)	213
Deferred income tax expense (benefit)
Federal	193	297	4
State and other income tax	38	25	11
Total deferred income taxes	231	322	15
Total	$267	$270	$228
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
Deferred tax assets (liabilities) were comprised of the following at December 31:

(in Millions)	2011	2010
Property, plant and equipment	$(2,285)	$(1,819)
Securitized regulatory assets	(384)	(396)
Pension and benefits	67	57
Other comprehensive income	15	10
Other, net	(182)	(112)
	$(2,769)	$(2,260)

(in Millions)	2011	2010
Deferred income tax liabilities	$(3,377)	$(3,175)
Deferred income tax assets	608	915
	$(2,769)	$(2,260)
Current deferred income tax liability (included in Current Liabilities — Other)	$(68)	$(25)
Long-term deferred income tax liabilities	(2,701)	(2,235)
	$(2,769)	$(2,260)
The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2011	2010	2009
Balance at January 1	$18	$96	$70
Additions for tax positions of current years	1	6	10
Additions for tax positions of prior years	45	1	24
Reductions for tax positions of prior years	(5)	—	(8)
Settlements	—	(85)	—
Balance at December 31	$59	$18	$96

The Company had $4 million and $3 million of unrecognized tax benefits at December 31, 2011 and at December 31, 2010, respectively, that, if recognized, would favorably impact our effective tax rate. During the next twelve months, it is reasonably possible that the Company will settle certain federal and state tax examinations and audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $54 million within the next twelve months.
The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $2 million and $1 million at December 31, 2011 and December 31, 2010, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized $1 million for interest expense related to income taxes during 2011 and during 2010.
In 2010, DTE Energy and its subsidiaries settled a federal tax audit for the 2007 and 2008 tax years, which resulted in the recognition of $85 million of unrecognized tax benefits by Detroit Edison. The Company's federal income tax returns for years 2009 and subsequent years remain subject to examination by the IRS. The Company's Michigan Business Tax for the year 2008 and subsequent years is subject to examination by the State of Michigan. The Company also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.
Michigan Corporate Income Tax (MCIT)

On May 25, 2011, the Michigan Business Tax (MBT) was repealed and the Michigan Corporate Income Tax was enacted effective January 1, 2012. The new MCIT subjects corporations with business activity in Michigan to a 6 percent tax rate on an apportioned income tax base and eliminates the modified gross receipts tax and nearly all credits available under the old MBT. The MCIT also eliminated the future deductions allowed under MBT that enabled companies to establish a one-time deferred tax asset upon enactment of the MBT to offset deferred tax liabilities that resulted from enactment of the MBT.

As a result of the enactment of the MCIT, the net state deferred tax liability was remeasured to reflect the impact of the new MCIT tax rate on cumulative temporary differences expected to reverse after the effective date. The net impact of this remeasurement was a decrease in deferred income tax liabilities of $30 million. The $30 million decrease in deferred tax liabilities was offset against the regulatory asset established upon the enactment of the MBT. Due to the elimination of the future tax deductions allowed under the MBT, the one-time MBT deferred tax asset that was established upon the enactment of the MBT has been remeasured to zero. The net impact of this remeasurement is a reduction of net deferred tax assets of $342 million. The $342 million decrease in deferred tax assets was offset against the regulatory liabilities established upon enactment of the MBT

Consistent with the original establishment of these deferred tax assets (liabilities), no recognition of these non-cash transactions have been reflected in the Consolidated Statements of Cash Flows.
NOTE 11 — LONG-TERM DEBT
The Company's long-term debt outstanding and weighted average interest rates(1) of debt outstanding at December 31 were:

(in Millions)	2011	2010
Taxable Debt, Principally Secured
5.3% due 2012 to 2041	$3,515	$2,915
Tax- Exempt Revenue Bonds (2)
5.1% due 2012 to 2038	893	1,283
	4,408	4,198
Less amount due within one year	(303)	(152)
	$4,105	$4,046

Securitization Bonds
6.5% due 2012 to 2015	$643	$793
Less amount due within one year	$(164)	$(150)
	$479	$643
_________________________________

(1)	Weighted average interest rates as of December 31, 2011 are shown below the description of each category of debt.

(2)	Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

Debt Issuances
In 2011, the Company issued or remarketed the following long-term debt:
(in Millions)

Month Issued	Type	Interest Rate	Maturity	Amount
April	Tax-Exempt Revenue Bonds (1)	2.35%	2024	$31
May	Mortgage Bonds (2)	3.90%	2021	250
September	Mortgage Bonds (3)	4.31%	2023	102
September	Mortgage Bonds (3)	4.46%	2026	77
September	Mortgage Bonds (3)	5.67%	2041	46
September	Tax-Exempt Revenue Bonds (4)	2.13%	2030	82
September	Mortgage Bonds (5)	4.50%	2041	140
				$728
_________________________________
(1) These bonds were remarketed for a three-year term ending April 1, 2014. The final maturity of the issue is October 1, 2024.

(2) Proceeds were used for general corporate purposes.

(3) Proceeds were used to retire callable tax-exempt revenue bonds and for general corporate purposes.

(4) These bonds were remarketed for a five year term ending September 1, 2016. The final maturity of the issue is September 1, 2030.

(5) Proceeds were used to retire approximately $140 million of callable tax-exempt revenue bonds and for general corporate purposes.
Debt Retirements and Redemptions
In 2011, the following debt was retired, through optional redemption or payment at maturity:
(in Millions)

Month Retired	Type	Interest Rate	Maturity	Amount
May	Tax-Exempt Revenue Bonds	6.95%	2011	$26
September	Tax-Exempt Revenue Bonds	5.55%	2029	118
September	Tax-Exempt Revenue Bonds	5.65%	2029	67
September	Tax-Exempt Revenue Bonds	5.65%	2029	40
September	Tax-Exempt Revenue Bonds	5.45%	2029	140
				$391
_________________________________
The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2017 &
(in Millions)	2012	2013	2014	2015	2016	thereafter	Total
Amount to mature	$303	$263	$304	$210	$151	$3,185	$4,416
Cross Default Provisions
Substantially all of the net properties of Detroit Edison are subject to the lien of its mortgage. Should Detroit Edison fail to timely pay its indebtedness under this mortgage, such failure may create cross defaults in the indebtedness of DTE Energy.

NOTE 12 — PREFERRED AND PREFERENCE SECURITIES
At December 31, 2011, Detroit Edison had approximately 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.
NOTE 13 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

In October 2011, Detroit Edison, entered into an amended and restated $300 million five-year unsecured revolving credit agreement with a syndicate of 20 banks that may be used for general corporate borrowings, but is intended to provide liquidity support for the company's commercial paper program. No one bank provides more than 8.5% of the commitment in any facility. Borrowings under the facility are available at prevailing short-term interest rates.

Detroit Edison entered into a one year $40 million letter of credit facility in December 2011. The facility was terminated early in January 2012 following cancellation of the letter of credit that it supported.
The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2011, the total funded debt to total capitalization ratio for Detroit Edison was 0.52 to 1. Should Detroit Edison have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under its credit agreements. Detroit Edison had no outstanding short-term borrowings at December 31, 2011 and 2010.
NOTE 14 — CAPITAL AND OPERATING LEASES
Lessee — The Company leases various assets under capital and operating leases, including coal railcars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2023.
Future minimum lease payments under non-cancelable leases at December 31, 2011 were:

	Capital	Operating
(in Millions)	Leases	Leases
2012	$4	$28
2013	2	23
2014	5	18
2015	2	17
2016	—	16
Thereafter	—	52
Total minimum lease payments	13	$154
Less imputed interest	1
Present value of net minimum lease payments	12
Less current portion	(3)
Non-current portion	$9

Rental expense for operating leases was $57 million in 2011, $44 million in 2010, and $48 million in 2009.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Environmental
Air - Detroit Edison is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, Detroit Edison has spent approximately $1.7 billion through 2011. The

Company estimates Detroit Edison will make capital expenditures of approximately $255 million in 2012 and up to approximately $1.9 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, requires further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit granted the motions to stay the rule, leaving Detroit Edison temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). The Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The EGU MACT requires reductions of mercury and other hazardous air pollutants beginning in 2015. Because these rules were recently finalized and technologies to comply are still being tested, it is not possible to quantify the impact of these rulemakings.
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
On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy. On October 20, 2011, the EPA caused to be filed a Notice of Appeal. A decision by the Court of Appeals is not expected until late 2012. DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the appeals process, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
Water - In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA's use of this provision in determining best technology available for reducing environmental impacts. The EPA published a proposed rule in 2011 that extended the time line to 2020 with an estimated expected increase in costs to $80 million. A final rule is expected in mid-2012.The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated and Other Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2011 and December 31, 2010, the Company had $8 million and $9 million, respectively, accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company's financial position and cash flows.

Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.
The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published in June 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.
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
Public Liability Insurance
As of January 1, 2012, as required by federal law, Detroit Edison maintains $375 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $117.5 million could be levied against each licensed nuclear facility, but not more than $17.5 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and has postponed the initial offload from the spent fuel pool until 2013. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.

Guarantees
In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.
Labor Contracts
There are several bargaining units for the Company’s approximately 2,800 represented employees. The majority of represented employees are under contracts that expire in August 2012 and June 2013.
Purchase Commitments
As of December 31, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $1.4 billion from 2012 through 2027 as detailed in the following table.

(in Millions)
2012	$747
2013	360
2014	228
2015	74
2016	2
2017 - 2027	6
$1,417

The Company also estimates that 2012 capital expenditures will be approximately $1.3 billion. The Company has made certain commitments in connection with expected capital expenditures.
Bankruptcies
The Company purchases and sells electricity from and to governmental entities and numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of its customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on its consolidated financial statements.
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
See Note 9 for a discussion of contingencies related to Regulatory Matters.
NOTE 16 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
Pension Plan Benefits
Detroit Edison participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by DTE Energy Corporate Services, LLC (LLC), a subsidiary of DTE Energy. Detroit Edison is allocated net periodic benefit costs for its share of the amounts of the combined plans.

The Company’s policy is to fund pension costs by contributing amounts consistent with the Pension Protection Act of 2006 provisions and additional amounts when it deems appropriate. The Company contributed $200 million to its pension plans in 2011. At the discretion of management, and depending upon financial market conditions, we anticipate making up to a $200 million contribution to the pension plans in 2012.
Net pension cost includes the following components:

(in Millions)	2011	2010	2009
Service cost	$55	$52	$43
Interest cost	154	153	158
Expected return on plan assets	(168)	(171)	(165)
Amortization of:
Net actuarial loss	99	70	38
Prior service cost	4	5	7
Special termination benefits	2	—	—
Net pension cost	$146	$109	$81

(in Millions)	2011	2010
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income
Net actuarial loss	$437	$145
Amortization of net actuarial loss	(99)	(70)
Amortization of prior service cost	(4)	(5)
Total recognized in Regulatory assets and Other comprehensive income	$334	$70
Total recognized in net periodic pension cost, Regulatory assets and Other comprehensive income	$480	$178
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income into net periodic benefit cost during next fiscal year
Net actuarial loss	$120	$93
Prior service cost	1	4

The following table reconciles the obligations, assets and funded status of the plan as well as the amount recognized as prepaid pension cost or pension liability in the Consolidated Statements of Financial Position at December 31:

(in Millions)	2011	2010
Accumulated benefit obligation, end of year	$2,963	$2,697
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$2,899	$2,677
Service cost	55	52
Interest cost	154	153
Actuarial loss	251	180
Special termination benefits	2	—
Benefits paid	(165)	(163)
Projected benefit obligation, end of year	$3,196	$2,899
Change in plan assets
Plan assets at fair value, beginning of year	$1,936	$1,687
Actual return on plan assets	(18)	207
Company contributions	204	205
Benefits paid	(165)	(163)
Plan assets at fair value, end of year	$1,957	$1,936
Funded status of the plan	$(1,239)	$(963)
Amount recorded as:
Current liabilities	$(8)	$(3)
Noncurrent liabilities	(1,231)	(960)
	$(1,239)	$(963)
Amounts recognized in Regulatory assets (see Note 9)
Net actuarial loss	$1,645	$1,314
Prior service cost	11	15
	$1,656	$1,329

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2011	2010	2009
Projected benefit obligation
Discount rate	5.00%	5.50%	5.90%
Rate of compensation increase	4.20%	4.00%	4.00%
Net pension costs
Discount rate	5.50%	5.90%	6.90%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.75%	8.75%
The Company employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Company is lowering its long-term rate of return assumptions for its pension and OPEB plans to 8.25% for 2012. The Company believes this rate is a reasonable assumption for the long-term rate of return on its plan assets for 2012 given its investment strategy.

At December 31, 2011, the benefits related to the Company’s qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2012	$179
2013	182
2014	186
2015	193
2016	199
2017 - 2021	1,107
Total	$2,046

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
Target allocations for plan assets as of December 31, 2011 are listed below:

U.S. Large Cap Equity Securities	22%
U.S. Small Cap and Mid Cap Equity Securities	5
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	8
100%
Fair Value Measurements at December 31, 2011(a)

				Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2011
Asset Category:
Short-term investments(b)	$—	$23	$—	$23
Equity securities
U.S. Large Cap(c)	440	27	—	467
U.S. Small/Mid Cap(d)	110	4	—	114
Non U.S(e)	272	79	—	351
Fixed income securities(f)	61	448	—	509
Other types of investments
Hedge Funds and Similar Investments(g)	132	40	205	377
Private Equity and Other(h)	—	—	116	116
Total	$1,015	$621	$321	$1,957

Fair Value Measurements at December 31, 2010(a)

				Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Asset Category:
Short-term investments (b)	$—	$23	$—	$23
Equity securities
U.S. Large Cap(c)	461	26	—	487
U.S. Small/Mid Cap(d)	123	5	—	128
Non U.S(e)	194	151	—	345
Fixed income securities(f)	42	409	—	451
Other types of investments
Hedge Funds and Similar Investments(g)	128	50	206	384
Private Equity and Other(h)	—	—	118	118
Total	$948	$664	$324	$1,936
_________________________________

(a)	See Note 3 — Fair Value for a description of levels within the fair value hierarchy.

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

(f)
This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage-backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded debt and equity, publicly traded mutual funds, commingled and limited partnership funds and non-exchange traded securities. Pricing for Level 1 and level 2 assets in this category is obtained from quoted prices in actively traded markets and quoted prices from broker or pricing services. Non-exchange traded securities held in commingled funds are classified as Level 2 assets. Valuations for some Level 3 assets in this category may be based on limited observable inputs as there may be little, if any, publicly available pricing.

(h)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relevant publicly-traded comparables and comparable transactions.

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
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Hedge Funds and Similar	Private Equity
(in Millions)	Investments	and Other	Total
Beginning Balance at January 1, 2011	$206	$118	$324
Total realized/unrealized gains (losses):
Realized gains (losses)	(3)	4	1
Unrealized gains (losses)	1	(21)	(20)
Purchases, sales and settlements:
Purchases	44	16	60
Sales	(43)	(1)	(44)
Settlements
Ending Balance at December 31, 2011	$205	$116	$321
The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$3	$(20)	$(17)

	Hedge Funds and Similar	Private Equity
(in Millions)	Investments	and Other	Total
Beginning Balance at January 1, 2010	$320	$106	$426
Total realized/unrealized gains (losses)	34	16	50
Purchases, sales and settlements	(148)	(4)	(152)
Ending Balance at December 31, 2010	$206	$118	$324
The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$20	$9	$29

There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2011 and 2010.
The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credit service. The cost of these plans was $18 million, $17 million, and $16 million in each of the years ended 2011, 2010, and 2009, respectively.
Other Postretirement Benefits
The Company participates in plans sponsored by LLC that provide certain postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) trusts exist for represented and non-represented employees. The Company contributed $66 million to its postretirement medical and life insurance benefit plans during 2011.
In January 2012, the Company contributed $95 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its VEBA trusts in 2012.

Net postretirement cost includes the following components:

(in Millions)	2011	2010	2009
Service cost	$49	$47	$45
Interest cost	91	95	102
Expected return on plan assets	(62)	(52)	(42)
Amortization of:
Net loss	40	38	53
Prior service costs (credit)	(15)	2	2
Net transition obligation	2	2	2
Net postretirement cost	$105	$132	$162

(in Millions)	2011	2010
Other changes in plan assets and APBO recognized in Regulatory assets
Net actuarial loss (gain)	$139	$62
Amortization of net actuarial loss	(40)	(38)
Prior service cost (credit)	(3)	(63)
Amortization of prior service credit	15	(2)
Amortization of transition (asset)	(2)	(2)
Total recognized in regulatory assets	$109	$(43)
Total recognized in net periodic pension cost and Regulatory assets	$214	$89

Estimated amounts to be amortized from Regulatory assets into net periodic benefit cost during next fiscal year

	2011	2010
Net actuarial loss	$55	$42
Prior service cost (credit)	(16)	(16)
Net transition obligation	2	2

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the Consolidated Statements of Financial Position at December 31:

(in Millions)	2011	2010
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,742	$1,650
Service cost	49	47
Interest cost	91	95
Plan amendments	(3)	(62)
Actuarial loss	60	86
Medicare Part D subsidy	4	5
Benefits paid	(75)	(79)
Accumulated postretirement benefit obligation, end of year	$1,868	$1,742
Change in plan assets
Plan assets at fair value, beginning of year	$682	$593
Actual return on plan assets	(17)	76
Company contributions	66	90
Benefits paid	(80)	(77)
Plan assets at fair value, end of year	$651	$682
Funded status, end of year	$(1,217)	$(1,060)
Amount recorded as:
Non-current liabilities	$(1,217)	$(1,060)
Amounts recognized in Regulatory assets (see Note 9)
Net actuarial loss	$633	$534
Prior service cost	(53)	(66)
Net transition obligation	2	4
	$582	$472

Assumptions used in determining the projected benefit obligation and net benefit costs are listed below:

	2011	2010	2009
Projected benefit obligation
Discount rate	5.00%	5.50%	5.90%
Net benefit costs
Discount rate	5.50%	5.90%	6.90%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%
Health care trend rate pre- and post- 65	7.00%	7.00%	7.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year in which ultimate reached	2019	2016	2016

A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $28 million and increased the accumulated benefit obligation by $247 million at December 31, 2011. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $17 million and would have decreased the accumulated benefit obligation by $208 million at December 31, 2011.

At December 31, 2011, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2012	$82
2013	87
2014	93
2015	99
2016	106
2017-2021	636
$1,103
The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefits plans is similar to those previously described for its pension plans.
Target allocations for plan assets as of December 31, 2011 are listed below:

U.S. Equity Securities	22%
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	13
100%
Fair Value Measurements at December 31, 2011(a)

				Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2011
Asset Category:
Short-term investments(b)	$1	$8	$—	$9
Equity securities
U.S. Large Cap(c)	116	10	—	126
U.S. Small/Mid Cap(d)	46	4	—	50
Non U.S(e)	116	10	—	126
Fixed income securities(f)	15	156	—	171
Other types of investments
Hedge Funds and Similar Investments(g)	53	14	63	130
Private Equity and Other(h)	—	—	39	39
Total	$347	$202	$102	$651

Fair Value Measurements at December 31, 2010(a)

				Balance at
(in Millions)	Level 1	Level 2	Level 3	December 31, 2010
Asset Category:
Short-term investments(b)	$—	$5	$—	$5
Equity securities
U.S. Large Cap(c)	83	41	—	124
U.S. Small/Mid Cap(d)	40	39	—	79
Non U.S(e)	52	81	—	133
Fixed income securities(f)	3	167	—	170
Other types of investments
Hedge Funds and Similar Investments(g)	51	32	52	135
Private Equity and Other(h)	—	—	36	36
Total	$229	$365	$88	$682

_________________________________

(a)	See Note 3 — Fair Value for a description of levels within the fair value hierarchy.

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

(g)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded debt and equity, publicly traded mutual funds, commingled and limited partnership funds and non-exchange traded securities. Pricing for Level 1 and level 2 assets in this category is obtained from quoted prices in actively traded markets and quoted prices from broker or pricing services. Non-exchange traded securities held in commingled funds are classified as Level 2 assets. Valuations for some Level 3 assets in this category may be based on limited observable inputs as there may be little, if any, publicly available pricing.

(h)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relevant publicly-traded comparables and comparable transactions.

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
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

(in Millions)	Hedge Funds and Similar Investments	Private Equity and Other	Total
Beginning Balance at January 1, 2011	$52	$36	$88
Total realized/unrealized gains (losses):
Realized gains (losses)	(1)	1	—
Unrealized gains (losses)	2	(14)	(12)
Purchases, sales and settlements:			—
Purchases	45	31	76
Sales	(35)	(15)	(50)
Settlements	—	—	—
Ending Balance at December 31, 2011	$63	$39	$102
The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$3	$(11)	$(8)

(in Millions)	Hedge Funds and Similar Investments	Private Equity and Other	Total
Beginning Balance at January 1, 2010	$63	$32	$95
Total realized/unrealized gains (losses)	7	6	13
Purchases, sales and settlements	(18)	(2)	(20)
Ending Balance at December 31, 2010	$52	$36	$88
The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$4	$5	$9

There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2011 and 2010.
Healthcare Legislation
In March 2010, the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010 were enacted into law (collectively, the “Act”). The Act is a comprehensive health care reform bill. A provision of the Act repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012.
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
This change in tax law required a remeasurement of the Deferred tax asset related to the OPEB obligation and the Deferred tax liability related to the OPEB Regulatory asset in 2010. The net impact of the remeasurement was $18 million and has been deferred as a Regulatory asset as the traditional rate setting process allows for the recovery of income tax costs.
In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic postretirement benefit costs by $5 million in 2011, $5 million in 2010 and $17 million in 2009. At December 31, 2011, the gross amount of federal subsidies expected to be received is estimated to be $5 million in 2012.

NOTE 17 — SUPPLEMENTAL CASH FLOW INFORMATION
A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

(in Millions)	2011	2010	2009
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(62)	$—	$16
Inventories	(53)	(71)	30
Recoverable pension and postretirement costs	(436)	(26)	(13)
Accrued pension liability — affiliates	271	(27)	9
Accounts payable	41	47	(56)
Income taxes payable/receivable	54	(77)	(109)
Accrued postretirement liability — affiliates	157	3	(17)
Other assets	(98)	(131)	(5)
Other liabilities	(15)	29	106
	$(141)	$(253)	$(39)

Supplementary cash and non-cash information for the years ended December 31 were as follows:

(in Millions)	2011	2010	2009
Cash Paid (Received) For:
Interest (excluding interest capitalized)	$294	$315	$328
Income taxes	(18)	28	319
NOTE 18 — RELATED PARTY TRANSACTIONS
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
The following is a summary of transactions with affiliated companies:

(in Millions)	2011	2010	2009
Revenues
Energy sales	$1	$1	$1
Other services	4	7	4
Shared capital assets	30	29	28
Costs
Fuel and power purchases	1	4	3
Other services and interest	2	2	3
Corporate expenses (net)	304	294	313
Other
Dividends declared	305	305	305
Dividends paid	305	305	305
Capital contribution	—	—	250

	December 31,
(in Millions)	2011	2010
Assets
Accounts receivable	$61	$8
Notes receivable	26	103
Liabilities & Equity
Accounts payable	67	50
Short-term borrowing	64	—
Other liabilities
Accrued pension liability	1,231	960
Accrued postretirement liability	1,217	1,060

Our accounts receivable from affiliated companies and accounts payable to affiliated companies are payable upon demand and are generally settled in cash within a monthly business cycle.
NOTE 19 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
(in Millions)	Quarter	Quarter	Quarter	Quarter	Year
2011
Operating Revenues	$1,192	$1,240	$1,517	$1,203	$5,152
Operating Income	205	235	335	227	1,002
Net Income	85	104	158	90	437
2010
Operating Revenues	1,146	1,208	1,444	1,195	4,993
Operating Income	226	221	351	230	1,028
Net Income	91	87	165	98	441

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
See Item 8. Financial Statements and Supplementary Data for management’s evaluation of disclosure controls and procedures, its report on internal control over financial reporting, and its conclusion on changes in internal control over financial reporting.

Item 9B.Other Information
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
For the years ended December 31, 2011 and December 31, 2010 professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of Detroit Edison’s annual financial statements for the years ended December 31, 2011 and December 31, 2010, respectively, and fees billed for other services rendered by PwC during those periods.

	2011	2010
Audit fees (1)	$1,144,625	$1,217,885
Audit-related fees (2)	36,250	37,000
All other fees (3)	210,000	410,498
Total	$1,390,875	$1,665,383
_________________________________

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
(1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”
(3) Exhibits.
(i)Exhibits filed herewith.

12-42	Computation of Ratio of Earnings to Fixed Charges.

23-26	Consent of PricewaterhouseCoopers LLP.

31-71	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-72	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)    Exhibits incorporated herein by reference.

3(a)	Restated Articles of Incorporation of The Detroit Edison Company, as filed December 10, 1991. (Exhibit 3-13 to Form 10-Q for the quarter ended June 30, 1999).

3(b)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for the quarter ended September 30, 1999).

4(a)
Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Registration Statement on Form A-2 (File No. 2-4609)). (amendment)

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Registration Statement on Form S-1 (File No. 2-7136)). (amendment)

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Registration Statement on Form S-1 (File No. 2-8290)). (amendment)

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Registration Statement on Form S-1 (File No. 2-9226)). (amendment)

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Form 8-K dated September 11, 1957). (amendment)

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Registration Statement on Form S-9 (File No. 2-25664)). (amendment)

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Form 10-K for the year ended December 31, 2000). (1990 Series B, C, E and F)

Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Form 10-K for the year ended December 31, 1996). (1991 Series DP)

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Form 10-K for the year ended December 31, 2000). (amendment)

Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Form 10-Q for the quarter ended September 30, 2002). (2002 Series A and B)

Supplemental Indenture, dated as of December 1, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-232 to Form 10-K for the year ended December 31, 2002). (2002 Series C and D)

Supplemental Indenture, dated as of August 1, 2003, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-235 to Form 10-Q for the quarter ended September 30, 2003). (2003 Series A)

Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)

Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated September 29, 2005). (2005 Series C)

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of December 1, 2007, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated December 18, 2007). (2007 Series A)

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)

Supplemental Indenture, dated as of October 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-259 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J)

Supplemental Indenture, dated as of December 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, providing for General and Refunding Mortgage Bonds. (Exhibit 4-261 to Form 10-K for the year ended December 31, 2008). (2008 Series LT)

Supplemental Indenture, dated as of March 15, 2009 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-263 to Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT)

Supplemental Indenture, dated as of November 1, 2009 to the Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee. (Exhibit 4-267 to Form 10-K for the year ended December 31, 2009). (2009 Series CT)

Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-269 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series B)

Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-271 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series A)

Supplemental Indenture, dated as of December 1, 2010, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-273 to Form 10-K for the year ended December 31, 2010). (2010 Series CT)

Supplemental Indenture, dated as of March 1, 2011, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-274 to Form 10-Q for the quarter ended March 31, 2011). (2011 Series AT)

Supplemental Indenture, dated as of May 15, 2011, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-275 to Form 10-Q for the quarter ended June 30, 2011). (2011 Series B)

Supplemental Indenture, dated as of August 1, 2011, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-276 to Form 10-Q for the quarter ended September 30, 2011). (2011 Series GT)

Supplemental Indenture, dated as of August 15, 2011, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-277 to Form 10-Q for the quarter ended September 30, 2011). (2011 Series D, 2011 Series E, 2011 Series F)

Supplemental Indenture, dated as of September 1, 2011, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-278 to Form 10-Q for the quarter ended September 30, 2011). (2011 Series H)

Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Registration Statement on Form S-3 (File No. 33-50325)).

Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Form 10-Q for the quarter ended September 30, 2002). (5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032)

Eleventh Supplemental Indenture, dated as of December 1, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-233 to Form 10-Q for the quarter ended March 31, 2003). (5.45% Senior Notes due 2032 and 5.25% Senior Notes due 2032)

Twelfth Supplemental Indenture, dated as of August 1, 2003, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-236 to Form 10-Q for the quarter ended September 30, 2003). (5 1/2% Senior Notes due 2030)

Thirteenth Supplemental Indenture, dated as of April 1, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-237 to Form 10-Q for the quarter ended March 31, 2004). (4.875% Senior Notes Due 2029 and 4.65% Senior Notes due 2028)

Fourteenth Supplemental Indenture, dated as of July 15, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-239 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D 5.40% Senior Notes due 2014)

Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035)

Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)

Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)

Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)

Twenty-Second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)

Twenty-Fourth Supplemental Indenture, dated as of May 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-254 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)

Amendment dated June 1, 2009 to the Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (2008 Series ET Variable Rate Senior Notes due 2029) (Exhibit 4-265 to Form 10-Q for the quarter ended June 30, 2009)

Twenty-Fifth Supplemental Indenture, dated as of June 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-256 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)

Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4-258 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)

Amendment dated June 1, 2009 to the Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee Exhibit 4-266 to Form 10-Q for the quarter ended June 30, 2009)

Twenty-Seventh Supplemental Indenture, dated as of October 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon trust Company, N.A., as successor trustee (Exhibit 4-260 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J 6.40% Senior Notes due 2013)

Twenty-Eighth Supplemental Indenture, dated as of December 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. (Exhibit 4-262 to Detroit Edison's Form 10-K for the year ended December 31, 2008). (2008 Series LT 6.75% Senior Notes due 2038)

Twenty-Ninth Supplemental Indenture, dated as of March 15, 2009, to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-264 to Detroit Edison's Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT 6.00% Senior Notes due 2036)

Thirtieth Supplemental Indenture, dated as of November 1, 2009 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-268 to Form 10-K for the year ended December 31, 2009). (2009 Series CT Variable Rate Senior Notes due 2024).

Thirty-First Supplemental Indenture, dated as of August 1, 2010 to the Collateral Trust Indenture, dated as of June 1, 1993 by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-270 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series B 3.45% Senior Notes due 2020)

Thirty-Second Supplemental Indenture, dated as of September 1, 2010, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-272 to Form 10-Q for the quarter ended September 30, 2010.) (2010 Series A 4.89% Senior Notes due 2020)

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

10(g)
Form of Amended and Restated Five-Year Credit Agreement, dated as of August 20, 2010 and amended and restated as of October 21, 2011, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 21, 2011).

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

iii.    Exhibits furnished herewith.

32-71	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-72	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

The Detroit Edison Company
Schedule II — Valuation and Qualifying Accounts

	Year Ended December 31
(in Millions)	2011	2010	2009
Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statements of Financial Position)
Balance at Beginning of Period	$93	$118	$121
Additions:
Charged to costs and expenses	47	57	62
Charged to other accounts (1)	8	8	7
Deductions (2)	(68)	(90)	(72)
Balance At End of Period	$80	$93	$118
_________________________________

(1)	Collection of accounts previously written off.

(2)	Non-collectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
Date:	February 16, 2012	By	/s/ GERARD M. ANDERSON
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
Date: February 16, 2012