Form 10-Q
period 2012-03-31
DETROIT EDISON CO
filed 2012-04-27
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

THE DETROIT EDISON COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2012

Page
DEFINITIONS	1
FORWARD-LOOKING STATEMENTS	2
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statements of Comprehensive Income (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statement of Changes in Shareholder's Equity (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Narrative Analysis of Results of Operations	23
Item 4. Controls and Procedures	26
PART II-OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	28
SIGNATURE	29
EX-12-43
EX-31.73
EX-31.74
EX-32.73
EX-32.74
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

Part I — Item 1.

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31
(in Millions)	2012	2011
Operating Revenues	$1,198	$1,192

Operating Expenses
Fuel and purchased power	377	378
Operation and maintenance	355	329
Depreciation and amortization	185	202
Taxes other than income	68	59
Asset (gains) and losses, net	—	19
	985	987

Operating Income	213	205

Other (Income) and Deductions
Interest expense	69	71
Other income	(16)	(10)
Other expenses	6	6
	59	67

Income Before Income Taxes	154	138

Income Tax Expense	57	53

Net Income	$97	$85

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in Millions)	2012	2011
Net income	97	$85
Other comprehensive income, net of tax:
Benefit obligations, net of taxes	1	1
Comprehensive income	$98	$86

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31
(in Millions)	2012	2011
Operating Activities
Net income	$97	$85
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	185	202
Deferred income taxes	23	19
Asset (gains) and losses, net	—	19
Changes in assets and liabilities, exclusive of changes shown separately (Note 10)	48	(225)
Net cash from operating activities	353	100

Investing Activities
Plant and equipment expenditures	(284)	(219)
Restricted cash for debt redemptions, principally Securitization	60	49
Proceeds from sale of nuclear decommissioning trust fund assets	11	20
Investment in nuclear decommissioning trust funds	(15)	(28)
Notes receivable — affiliates	26	103
Other investments	(13)	(4)
Net cash used for investing activities	(215)	(79)

Financing Activities
Redemption of long-term debt	(84)	(89)
Short-term borrowings — affiliates	6	131
Short-term borrowings — other	22	—
Dividends on common stock	(76)	(76)
Other	(3)	(2)
Net cash used for financing activities	(135)	(36)

Net Increase (Decrease) in Cash and Cash Equivalents	3	(15)
Cash and Cash Equivalents at Beginning of Period	13	30
Cash and Cash Equivalents at End of Period	$16	$15

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in Millions)	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$16	$13
Restricted cash, principally Securitization	68	127
Accounts receivable (less allowance for doubtful accounts of $79 and $80, respectively)
Customer	676	709
Affiliates	39	61
Other	63	76
Inventories
Fuel	262	264
Materials and supplies	184	183
Notes receivable
Affiliates	—	26
Other	2	2
Regulatory assets	204	272
Other	93	63
	1,607	1,796

Investments
Nuclear decommissioning trust funds	1,004	937
Other	125	121
	1,129	1,058

Property
Property, plant and equipment	16,983	16,788
Less accumulated depreciation and amortization	(6,587)	(6,526)
	10,396	10,262

Other Assets
Regulatory assets	3,512	3,618
Securitized regulatory assets	536	577
Intangible assets	34	36
Notes receivable	4	4
Other	136	142
	4,222	4,377

Total Assets	$17,354	$17,493

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) — (Continued)

(in Millions, Except Shares)	March 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$51	$67
Other	403	421
Accrued interest	76	69
Current portion long-term debt, including capital leases	475	470
Regulatory liabilities	36	27
Short-term borrowings — affiliates	70	64
Short-term borrowings — other	22	—
Other	233	283
	1,366	1,401

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,105	4,105
Securitization bonds	391	479
Capital lease obligations	7	9
	4,503	4,593

Other Liabilities
Deferred income taxes	2,735	2,701
Regulatory liabilities	441	454
Asset retirement obligations	1,463	1,440
Unamortized investment tax credit	55	57
Nuclear decommissioning	156	148
Accrued pension liability — affiliates	1,244	1,231
Accrued postretirement liability - affiliates	1,123	1,217
Other	110	115
	7,327	7,363

Commitments and Contingencies (Notes 6 and 8)

Shareholder's Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	981	960
Accumulated other comprehensive income (loss)	(19)	(20)
	4,158	4,136

Total Liabilities and Shareholder's Equity	$17,354	$17,493

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(Dollars in Millions, shares in thousands)	Shares	Amount
Balance December 31, 2011	138,632	$1,386	$1,810	$960	$(20)	$4,136
Net income				97		97
Dividends declared on common stock				(76)		(76)
Benefit obligations, net of tax					1	1
Balance March 31, 2012	138,632	$1,386	$1,810	$981	$(19)	$4,158

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

Basis of Presentation

These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2011 Annual Report on Form 10-K.

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

The Consolidated Financial Statements are unaudited, but in the Company's opinion include all adjustments necessary to a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2012, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items at March 31, 2012 and December 31, 2011 restricted for Securitization that are either (1) assets that can be used only to settle its obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

(in Millions)	March 31, 2012	December 31, 2011
ASSETS
Restricted cash	$46	$107
Accounts receivable	34	34
Securitized regulatory assets	536	577
Other assets	9	10
	$625	$728
LIABILITIES
Accounts payable and accrued current liabilities	$3	$14
Current portion long-term debt, including capital leases	168	164
Other current liabilities	48	55
Securitization bonds	391	479
Other long-term liabilities	7	7
	$617	$719

As of March 31, 2012 and December 31, 2011, Detroit Edison had $4 million in Notes receivable, related to non-consolidated VIEs.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company had $4 million of unrecognized tax benefits at March 31, 2012 and December 31, 2011, that, if recognized, would favorably impact its effective tax rate. During the next twelve months, it is reasonably possible that the Company will settle certain federal tax audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $53 million. The Company had an income tax receivable of $15 million at March 31, 2012 and $48 million at December 31, 2011 due from DTE Energy.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million for the three months ended March 31, 2012 and March 31, 2011.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2012 and December 31, 2011. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2012:

(in Millions)	Level 1	Level 2	Level 3	Net Balance at March 31, 2012
Assets:
Cash equivalents	$—	$62	$—	$62
Nuclear decommissioning trusts	629	375	—	1,004
Other investments	60	41	—	101
Total	$689	$478	$—	$1,167

Net Assets at March 31, 2012	$689	478	$—	$1,167

(in Millions)	Level 1	Level 2	Level 3	Net Balance at March 31, 2012
Assets:
Current	—	47	—	47
Noncurrent	689	431	—	1,120
Total Assets	$689	$478	$—	$1,167

Net Assets at March 31, 2012	$689	$478	$—	$1,167

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2011:

(in Millions)	Level 1	Level 2	Level 3	Net Balance at December 31, 2011
Assets:
Nuclear decommissioning trusts	$577	$360	—	$937
Other investments	55	54	—	109
Derivative assets — FTRs	—	—	1	1
Total	$632	$414	$1	$1,047

(in Millions)	Level 1	Level 2	Level 3	Net Balance at December 31, 2011
Assets:
Current	—	—	$1	$1
Noncurrent	632	414	—	1,046
Total Assets	$632	$414	$1	$1,047

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31
(in Millions)	2012	2011
Asset balance as of beginning of the period	$1	$2
Changes in fair value recorded in regulatory assets/liabilities	1	(1)
Purchases, issuances and settlements:
Settlements	(2)	$—
Asset balance as of March 31	$—	$1

Transfers in and transfers out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in and transfers out of Level 3 are reflected as if they had occurred at the beginning of the period. No transfers between Levels 1, 2 or 3 occurred in the three months ended March 31, 2012 and March 31, 2011.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. The Company considers the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. The Company monitors the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. The Company has obtained an understanding of how these prices are derived. Additionally, the Company selectively corroborates the fair value of its transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. The Company's Risk Management group maintains the Company's valuation policies and procedures for, and verifies pricing and fair value of, commodity derivatives. The Risk Management group reports to the Company's Vice President and Treasurer.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. The Company has obtained an understanding of how the fair values are derived. The Company also selectively corroborates the fair value of its transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, are estimated using discounted cash flow techniques that incorporate market interest rates as well as assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures are determined by the Company's Treasury Department which reports to the Company's Vice President and Treasurer. The table below shows the fair value and the carrying value for long-term debt securities. The carrying value of other financial instruments, such as notes receivable and short-term borrowings approximates fair value.

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$5.6 billion	$5.0 billion	$5.7 billion	$5.1 billion

The following table presents fair value of financial instruments as of March 31, 2012:

				Total at
	Level 1	Level 2	Level 3	March 31, 2012
(in Millions)
Notes receivable, excluding capital leases	$—	$—	$6	$6
Short-term borrowings — affiliates	—	—	70	70
Short-term borrowings — other	—	22	—	22
Long-term debt	—	5,500	50	5,550

See Note 4 for further fair value information on financial derivative instruments.

Nuclear Decommissioning Trust Funds

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. See Note 5.

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

(in Millions)	March 31 2012	December 31 2011
Fermi 2	$981	$915
Fermi 1	3	3
Low level radioactive waste	20	19
Total	$1,004	$937

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended
	March 31
(in Millions)	2012	2011
Realized gains	$6	$14
Realized losses	(4)	(8)
Proceeds from sales of securities	11	20

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

(in Millions)	Fair Value	Unrealized Gains
As of March 31, 2012
Equity securities	$594	$116
Debt securities	389	22
Cash and cash equivalents	21	—
	1,004	138

(in Millions)	Fair Value	Unrealized Gains
As of December 31, 2011
Equity securities	$533	$80
Debt securities	385	22
Cash and cash equivalents	19	—
	$937	$102

The debt securities at March 31, 2012 and December 31, 2011 had an average maturity of approximately 7 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $47 million and $67 million of unrealized losses as Regulatory assets at March 31, 2012 and December 31, 2011, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three months ended March 31, 2012 and March 31, 2011 for Fermi 1 trust assets.

Other Available-For-Sale Securities

The following table summarizes the fair value of the Company's investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	March 31, 2012		December 31, 2011
(in Millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash equivalents (1)	$62	$62	$129	$129
Equity securities (2)	5	5	4	4

(1) Cash equivalents at March 31, 2012 of $47 million and $15 million are included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. Cash equivalents at December 31, 2011 of $113 million and $16 million are included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(2) Equity securities at March 31, 2012 and December 31, 2011 of $5 million and $4 million are included in Other investments on the Consolidated Statements of Financial Position, respectively.

As of March 31, 2012, these securities were comprised primarily of money-market funds and equity securities. Gains related to trading securities held at March 31, 2012 and March 31, 2011 were $7 million and $3 million, respectively.

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

The following represents the fair value of derivative instruments as of March 31, 2012 and December 31, 2011:

(in Millions)	March 31 2012	December 31 2011
FTRs — Other current assets	$—	$1
Total derivatives not designated as hedging instruments	$—	$1

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position was a $1 million gain in FTRs recognized in Regulatory liabilities for the three months ended March 31, 2012. There was no material effect for the three months ended March 31, 2011.

The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2012:

Commodity	Number of Units
FTRs (MW)	19,785

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the three months ended March 31, 2012 follows:

(in Millions)
Asset retirement obligations at December 31, 2011	$1,442
Accretion	22
Liabilities settled	(1)
Asset retirement obligations at March 31, 2012	1,463

NOTE 6 — REGULATORY MATTERS

2009 Electric Rate Case Filing - Court of Appeals Decision

On April 10, 2012, the Michigan Court of Appeals issued a decision relating to an appeal of the January 2010 MPSC order in Detroit Edison's January 2009 rate case filing. The order by the Court of Appeals is subject to further appellate review.

The Court determined that the MPSC only had statutory authority to implement a Revenue Decoupling Mechanism (RDM) for gas providers, but not for electric providers, thereby reversing the MPSC's decision to authorize an RDM for Detroit Edison. As discussed below, Detroit Edison has accrued RDM refund liabilities of $56 million and $71 million for the 2010 and 2011 RDM reconciliation periods, respectively. If the Court of Appeals decision is not disturbed by further appellate review, then Detroit Edison's RDM liabilities will be reversed. Detroit Edison continues to retain the RDM liabilities until it is able to make a determination that the estimation of the liability should be revised.

The Court also reversed the MPSC's order to approve the funding of the Low Income Energy Efficiency Fund (LIEEF) through customer rates consistent with the Court's July 2011 decision in an appeal of Michigan Consolidated Gas Company's (MichCon) June 2010 rate order. Please refer to discussion of LIEEF below.

The Court found that the record of evidence in the January 2010 rate order was insufficient to support recovery of costs for the pilot advanced metering infrastructure (AMI) program and remanded this matter to the MPSC for further evidentiary hearing. The MPSC had approved $37 million of rate base related to the AMI program in the January 2010 order. Detroit Edison is currently operating its AMI program pursuant to the MPSC's approval set forth in its October 20, 2011 order, which was not reviewed by or subject to the Court of Appeal's April 10, 2012 decision. Detroit Edison will provide the necessary data and evidence to the MPSC supporting the AMI program expenditures at the remand hearing. Detroit Edison's AMI program expenditures are $83 million as of March 31, 2012, net of Department of Energy matching grant funds of $53 million.

The Court affirmed the use of tracking mechanisms (restoration, line clearance, uncollectibles expense and choice incentive) and the peak demand computations approved in the January 2010 order.

Detroit Edison RDM

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

Detroit Edison accrued a pilot RDM liability for February 2011 through October 2011 of approximately $71 million, plus interest at December 31, 2011. Detroit Edison terminated the pilot RDM effective October 2011, and has requested a rehearing on this issue asserting that for reconciliation purposes, the pilot RDM should have been considered terminated in April 2011, when Detroit Edison self-implemented rates, consistent with prior MPSC orders. An April 2011 termination would result in a decrease to the liability. However, there can be no assurance that Detroit Edison will prevail in this matter. Similar to the initial reconciliation case, there are various interpretations and alternative calculation methodologies that could be adopted which may result in a range of refund obligations in excess of the amount accrued. Considering these variables, the potential customer refund amount could range from $10 million to $130 million for the second and final pilot RDM period.

The primary uncertainties involved in the calculation methodologies of the pilot RDM for both reconciliation periods include customer class groupings and treatment of fixed customer charges. The Company believes that the calculation methodology used and the resulting refund estimates recorded follow the requirements and intent of the MPSC orders and represent the most probable amount of Detroit Edison's pilot RDM refund liability as of March 31, 2012.

In light of the Court of Appeals decision, actions related to the RDM reconciliation periods have been suspended pending further appellate review. As noted above, Detroit Edison's RDM liabilities will be retained until Detroit Edison is able to make a determination that the estimation of the liability should be revised.

Energy Optimization (EO) Plans

In September 2011, Detroit Edison filed its biennial EO Plan with the MPSC as required. Detroit Edison's EO Plan application proposed the recovery of EO expenditures for the period 2012-2015 of $294 million and further requested approval of surcharges to recover these costs. On April 17, 2012, the MPSC approved the EO plans proposed by Detroit Edison subject to Detroit Edison's agreement to certain modifications. Detroit Edison is currently reviewing the proposed modifications. If the MPSC proposed modifications are not accepted by Detroit Edison, the amended 2010 EO plan will remain in effect.

Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)

In February 2012, Detroit Edison filed an application with the MPSC for approval of its UETM for 2011 requesting authority to refund approximately $9 million consisting of costs related to 2011 uncollectible expense.

Renewable Energy Plan (REP)

In August 2010, Detroit Edison filed its reconciliation for the 2009 plan year indicating that the 2009 actual renewable plan revenues and costs approximated the related surcharge revenues and cost of the filed plan. In March 2012, the MPSC issued an order approving the 2009 REP cost reconciliation with the exception of approximately $3 million of capital expenditures that were deferred to a future rate case.

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

2011 PSCR Year — In March 2012, Detroit Edison filed the 2011 PSCR reconciliation calculating a net under-recovery of $148 million that includes an under-recovery of $52.6 million for the 2010 PSCR year. In addition, the 2011 PSCR reconciliation includes an over-refund of $3.8 million for the 2011 refund of the self-implementation rate increase related to the 2009 electric rate case filing and a credit of $10.5 million related to the expiration of a wholesale power sales contract.

Low Income Energy Efficiency Fund

The Customer Choice and Electricity Reliability Act of 2000 authorized the creation of the LIEEF administered by the MPSC. The purpose of the fund is to provide shut-off and other protection for low income customers and to promote energy efficiency by all customer classes. Detroit Edison collects funding for the LIEEF as part of its base rates and remits the funds to the State of Michigan monthly. In July 2011, the Michigan Court of Appeals issued a decision reversing the portion of MichCon's June 2010 MPSC rate order that permitted MichCon to recover funding for the LIEEF in base rates. In response to the Court of Appeals decision, Detroit Edison ceased remitting payments for LIEEF funding to the State of Michigan. In October 2011, the MPSC issued an order directing Detroit Edison to continue collecting funds for LIEEF in rates and to escrow the collected funds pending further order by the MPSC. Pursuant to a January 2012 MPSC order, in March 2012, Detroit Edison filed a plan for refunding previously escrowed LIEEF funds of $22 million. In April 2012, the Michigan Court of Appeals issued a decision reversing the portion of Detroit Edison's January 2010 MPSC rate order that permitted Detroit Edison to recover funding for the LIEEF. On April 17, 2012, the MPSC issued an order approving the refund plan proposed by Detroit Edison.

In December 2011, The Vulnerable Household Warmth Fund (VHWF) was created under Michigan law. The purpose of the fund is to provide payment or partial payment of bills for electricity, natural gas, propane, heating oil, or any other type of fuel used to heat the primary residence of a vulnerable customer during the 2011-2012 heating season. Effective with the new law, Detroit Edison is to contribute the amounts collected in its base rates, previously remitted for the LIEEF, to the new VHWF. The monthly payments into the VHWF will cease on the earlier of September 30, 2012 or when $48 million has been accumulated in the fund from payments by major Michigan electric and gas utilities.

Other

The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 7 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

Detroit Edison has a $300 million unsecured revolving credit agreement with a syndicate of 20 banks that may be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.5% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in October 2016. At March 31, 2012, Detroit Edison had $22 million outstanding against this facility.

The agreement require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2012, the total funded debt to total capitalization ratio for Detroit Edison was 0.52 to 1. Should Detroit Edison have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under its credit agreements.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — Detroit Edison is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, Detroit Edison has spent approximately $1.7 billion through 2011. The Company estimates Detroit Edison will make capital expenditures of approximately $255 million in 2012 and up to approximately $1.9 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, requires further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit granted the motions to stay the rule, leaving Detroit Edison temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in 2015. Because these rules were recently finalized and technologies to comply are still being tested, it is not possible to quantify the impact of these rulemakings.

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

On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Briefs are being filed with the Court of Appeals during the first and second quarter of 2012. A decision by the Court of Appeals is not expected until late 2012. DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the appeals process, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

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

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2012 and December 31, 2011, the Company had $8 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company's financial position and cash flows.

Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction. The repairs to the landfill embankment are expected to be completed by 2013.

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

Purchase Commitments

As of December 31, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $1.4 billion from 2012 through 2027.

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

See Notes 4 and 6 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 9 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
(in Millions)	2012	2011	2012	2011
Three Months Ended March 31
Service cost	$16	$15	$13	$13
Interest cost	39	39	23	23
Expected return on plan assets	(41)	(42)	(15)	(16)
Amortization of:
Net actuarial loss	30	23	14	11
Prior service cost (credit)	—	1	(4)	(4)
Net transition liability	—	—	1	1
Settlements	2	—	—	—
Net periodic benefit cost	$46	$36	$32	$28

Pension and Other Postretirement Contributions

At the discretion of management, and depending upon financial market condition, the Company may make up to a $200 million contribution to its pension plans in 2012.

In January 2012, the Company contributed $95 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its VEBA trusts in 2012.

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31
(in Millions)	2012	2011
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$30	$55
Inventories	1	18
Accrued pension liability — affiliates	13	(190)
Accounts payable	(9)	(15)
Income taxes receivable/payable	33	26
Postretirement obligation — affiliates	(94)	(32)
Other assets	106	(22)
Other liabilities	(32)	(65)
	$48	$(225)

Part 1  — Item 2.

THE DETROIT EDISON COMPANY

MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The Management's Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2) (a) of Form 10-Q.

Detroit Edison's results for the three months ended March 31, 2012 as compared to the comparable 2011 period are discussed below:

	Three Months Ended
	March 31
(in Millions)	2012	2011
Operating Revenues	$1,198	$1,192
Fuel and Purchased Power	377	378
Gross Margin	821	814
Operation and Maintenance	355	329
Depreciation and Amortization	185	202
Taxes Other Than Income	68	59
Asset (Gains) and Losses, Net	—	19
Operating Income	213	205
Other (Income) and Deductions	59	67
Income Tax Expense	57	53
Net Income	$97	$85
Operating Income as a Percentage of Operating Revenues	18%	17%

Gross margin increased $7 million in the first quarter of 2012. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months
Renewable energy program	$11
Base rate increase, partially offset by weather	3
Energy optimization performance incentive	(9)
Regulatory mechanisms and other	2
Increase in gross margin	$7

	Three Months Ended
	March 31
(in Thousands of MWh)	2012	2011
Electric Sales
Residential	3,700	3,889
Commercial	3,885	3,993
Industrial	2,374	2,341
Other	259	798
	10,218	11,021
Interconnection sales (1)	527	306
Total Electric Sales	10,745	11,327

Electric Deliveries
Retail and Wholesale	10,218	11,021
Electric Customer Choice	1,254	1,302
Total Electric Sales and Deliveries	11,472	12,323
____________

(1)	Represents power that is not distributed by Detroit Edison.

Operation and maintenance expense increased $26 million in the first quarter of 2012 due primarily to higher restoration and line clearance expenses of $11 million, higher employee benefit-related expenses of $8 million and increased uncollectible expenses of
$6 million.

Depreciation and amortization expense decreased $17 million in the first quarter of 2012 due primarily to lower depreciation rates of $10 million and lower amortization of regulatory assets of $5 million.

Taxes other than income were higher by $9 million in the first quarter of 2012 due primarily to a reduction of $7 million for a property tax settlement in 2011.

Asset (gains) and losses, net decreased in the first quarter of 2012 due to a 2011 accrual of $19 million resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1.

Outlook — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as the outcome of regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

See Note 6 of the Notes to the Consolidated Financial Statements for discussion of the April 10, 2012 Michigan Court of Appeals decision relating to an appeal of the January 2010 MPSC order in Detroit Edison's January 2009 rate case filing.

Environmental Matters

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA, however the current 112th Congress is not expected to pass any major energy or climate bills. Meanwhile, the EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases. EPA regulation of greenhouse gases (GHGs) began in 2011 and requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. The impact of this rule is uncertain until BACT is better defined by the permitting agencies.
Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on Detroit Edison or its customers at this time.

See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding environmental matters.

Part I  — Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, which is the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 5, 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. In January 2011 the EPA's motion for preliminary injunction was denied. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Briefs are being filed with the Court of Appeals during the first and second quarter of 2012. A decision by the Court of Appeals is not expected until late 2012.

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

Item 1A.  — Risk Factors

There are various risks associated with the operations of Detroit Edison. To provide a framework to understand the operating environment of Detroit Edison, we provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company's 2011 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future.

Item 6. — Exhibits

Exhibit Number	Description

Exhibits filed herewith:

12-43	Computation of Ratio of Earnings to Fixed Charges

31-73	Chief Executive Officer Section 302 Form 10-Q Certification

31-74	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-73	Chief Executive Officer Section 906 Form 10-Q Certification

32-74	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)

Date:	April 27, 2012	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer