Form 10-Q
period 2012-06-30
DETROIT EDISON CO
filed 2012-07-30
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

THE DETROIT EDISON COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2012

Page
DEFINITIONS	1
FORWARD-LOOKING STATEMENTS	2
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statements of Comprehensive Income (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statement of Changes in Shareholder's Equity (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Narrative Analysis of Results of Operations	22
Item 4. Controls and Procedures	24
PART II-OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 6. Exhibits	26
SIGNATURE	27
EX-4-279
EX-12-44
EX-31-75
EX-31-76
EX-32-75
EX-32-76
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEFINITIONS

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

CIM	A Choice Incentive Mechanism authorized by the MPSC that allowed Detroit Edison to recover or refund non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales.

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, Michigan Consolidated Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MCIT	Michigan Corporate Income Tax

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MPSC	Michigan Public Service Commission

NRC	United States Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage of electricity

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

Part I — Item 1.

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2012	2011	2012	2011
Operating Revenues	$1,289	$1,240	$2,487	$2,432

Operating Expenses
Fuel and purchased power	428	417	805	795
Operation and maintenance	334	331	689	660
Depreciation and amortization	203	202	388	404
Taxes other than income	60	60	128	119
Asset (gains) and losses, net	(1)	(5)	(1)	14
	1,024	1,005	2,009	1,992

Operating Income	265	235	478	440

Other (Income) and Deductions
Interest expense	65	73	134	144
Other income	(11)	(11)	(27)	(21)
Other expenses	9	6	15	12
	63	68	122	135

Income Before Income Taxes	202	167	356	305

Income Tax Expense	75	63	132	116

Net Income	$127	$104	$224	$189

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2012	2011	2012	2011
Net income	$127	$104	$224	$189
Other comprehensive income, net of tax:
Benefit obligations, net of taxes	1	—	2	1
Comprehensive income	$128	$104	$226	$190

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30
(in Millions)	2012	2011
Operating Activities
Net income	$224	$189
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	388	404
Deferred income taxes	(9)	35
Asset (gains) and losses, net	(1)	14
Changes in assets and liabilities, exclusive of changes shown separately (Note 11)	44	(220)
Net cash from operating activities	646	422

Investing Activities
Plant and equipment expenditures	(610)	(606)
Restricted cash for debt redemptions, principally Securitization	14	(2)
Proceeds from sale of nuclear decommissioning trust fund assets	36	59
Investment in nuclear decommissioning trust funds	(44)	(76)
Notes receivable — affiliates	(166)	103
Other investments	(7)	(13)
Net cash used for investing activities	(777)	(535)

Financing Activities
Issuance of long-term debt	496	248
Redemption of long-term debt	(97)	(115)
Short-term borrowings — affiliates	17	21
Short-term borrowings — other	—	107
Dividends on common stock	(152)	(152)
Other	(3)	(7)
Net cash from financing activities	261	102

Net Increase (Decrease) in Cash and Cash Equivalents	130	(11)
Cash and Cash Equivalents at Beginning of Period	13	30
Cash and Cash Equivalents at End of Period	$143	$19

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in Millions)	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$143	$13
Restricted cash, principally Securitization	92	127
Accounts receivable (less allowance for doubtful accounts of $72 and $80, respectively)
Customer	751	709
Affiliates	87	61
Other	57	76
Inventories
Fuel	258	264
Materials and supplies	186	183
Notes receivable
Affiliates	192	26
Other	2	2
Regulatory assets	154	272
Other	60	63
	1,982	1,796

Investments
Nuclear decommissioning trust funds	985	937
Other	126	121
	1,111	1,058

Property
Property, plant and equipment	17,163	16,788
Less accumulated depreciation and amortization	(6,627)	(6,526)
	10,536	10,262

Other Assets
Regulatory assets	3,497	3,618
Securitized regulatory assets	497	577
Intangible assets	32	36
Notes receivable	4	4
Other	140	142
	4,170	4,377

Total Assets	$17,799	$17,493

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) — (Continued)

(in Millions, Except Shares)	June 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$45	$67
Other	397	421
Accrued interest	65	69
Current portion long-term debt, including capital leases	474	470
Regulatory liabilities	8	27
Short-term borrowings — affiliates	81	64
Other	241	283
	1,311	1,401

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,591	4,105
Securitization bonds	391	479
Capital lease obligations	1	9
	4,983	4,593

Other Liabilities
Deferred income taxes	2,773	2,701
Regulatory liabilities	429	454
Asset retirement obligations	1,487	1,440
Unamortized investment tax credit	53	57
Nuclear decommissioning	149	148
Accrued pension liability — affiliates	1,176	1,231
Accrued postretirement liability - affiliates	1,124	1,217
Other	104	115
	7,295	7,363

Commitments and Contingencies (Notes 6 and 9)

Shareholder's Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	1,032	960
Accumulated other comprehensive income (loss)	(18)	(20)
	4,210	4,136

Total Liabilities and Shareholder's Equity	$17,799	$17,493

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(Dollars in Millions, shares in thousands)	Shares	Amount
Balance December 31, 2011	138,632	$1,386	$1,810	$960	$(20)	$4,136
Net income				224		224
Dividends declared on common stock				(152)		(152)
Benefit obligations, net of tax					2	2
Balance June 30, 2012	138,632	$1,386	$1,810	$1,032	$(18)	$4,210

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2012, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items at June 30, 2012 and December 31, 2011 restricted for Securitization that are either (1) assets that can be used only to settle its obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary (in millions).

	June 30, 2012	December 31, 2011
ASSETS
Restricted cash	$92	$107
Accounts receivable	37	34
Securitized regulatory assets	497	577
Other assets	9	10
	$635	$728
LIABILITIES
Accounts payable and accrued current liabilities	$12	$14
Current portion long-term debt, including capital leases	168	164
Other current liabilities	48	55
Securitization bonds	391	479
Other long-term liabilities	7	7
	$626	$719

As of June 30, 2012 and December 31, 2011, Detroit Edison had $4 million in Notes receivable, related to non-consolidated VIEs.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company had $3 million and $4 million of unrecognized tax benefits at June 30, 2012 and December 31, 2011, respectively, that, if recognized, would favorably impact its effective tax rate. In 2012, DTE Energy settled a federal tax audit for the 2009 and 2010 tax years and, as a result, Detroit Edison's unrecognized tax benefit decreased by $53 million. The Company does not anticipate any material changes to the unrecognized tax benefits within the next twelve months. The Company had no income tax receivable due from DTE Energy at June 30, 2012 and an income tax receivable of $48 million at December 31, 2011.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $11 million and $5 million for the three months ended June 30, 2012 and June 30, 2011, respectively, while such allocation was $20 million and $14 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2012 and December 31, 2011. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

Cash Equivalents

Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds. The fair values of the shares in these investments are based upon observable market prices for similar securities and, therefore, have been categorized as Level 2 in the fair value hierarchy.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. The Company considers the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. The Company monitors the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. The Company has obtained an understanding of how these prices are derived. Additionally, the Company selectively corroborates the fair value of its transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. The Company has a Risk Management Committee whose responsibilities include directly or indirectly ensuring all valuation methods are applied in accordance with predefined policies. The development and maintenance of our forward price curves has been assigned to our Risk Management group, which is part of the corporate treasury function.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets:
Cash equivalents	$—	$108	$—	$108	$—	$129	$—	$129
Nuclear decommissioning trusts	624	361	—	985	577	360	—	937
Other investments	58	41	—	99	55	38	—	93
Derivative assets — FTRs	—	—	2	2	—	—	1	1
Net Assets	$682	$510	$2	$1,194	$632	$527	$1	$1,160

Assets:
Current	$—	$108	$2	$110	$—	$129	$1	$130
Noncurrent	682	402	—	1,084	632	398	—	1,030
Total Assets	$682	$510	$2	$1,194	$632	$527	$1	$1,160

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Asset balance as of beginning of the period	$—	$1	$1	$2
Changes in fair value recorded in regulatory assets/liabilities	4	4	5	3
Purchases, issuances and settlements:
Settlements	(2)	$(2)	(4)	(2)
Asset balance as of June 30	$2	$3	$2	$3
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2012 and 2011	$2	$3	$2	$3

No significant transfers between Levels 1, 2 or 3 occurred in the three months and six months ended June 30, 2012 and June 30, 2011.

Fair Value of Financial Instruments

The fair value of financial instruments included in the table below is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. The Company has obtained an understanding of how the fair values are derived. The Company also selectively corroborates the fair value of its transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, are estimated using discounted cash flow techniques that incorporate market interest rates as well as assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures are determined by the Company's Treasury Department which reports to the Company's Vice President and Treasurer. The table below shows the fair value and the carrying value for long-term debt securities. The carrying value of other financial instruments, such as notes receivable and short-term borrowings approximates fair value.
The following table presents fair value of financial instruments as of June 30 , 2012 and December 31, 2012 (in millions):

	June 30, 2012				December 31, 2011
	Carrying	Fair Value			Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Amount	Value
Notes receivable, excluding capital leases	$6	$—	$—	$6	$6	$6
Notes receivable — affiliates	192	—	—	192	26	26
Short-term borrowings — affiliates	81	—	—	81	64	64
Long-term debt	5,453	—	6,128	43	5,051	5,740

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets (in millions):

	June 30, 2012	December 31, 2011
Fermi 2	$960	$915
Fermi 1	3	3
Low level radioactive waste	22	19
Total	$985	$937

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Realized gains	$8	$12	$14	$26
Realized losses	(7)	(9)	(11)	(17)
Proceeds from sales of securities	25	39	36	59

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds (in millions):

	June 30, 2012		December 31, 2011
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Equity securities	$581	$102	$533	$80
Debt securities	397	26	385	22
Cash and cash equivalents	7	—	19	—
	$985	$128	$937	$102

The debt securities at June 30, 2012 and December 31, 2011 had an average maturity of approximately 7 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $65 million and $67 million of unrealized losses as Regulatory assets at June 30, 2012 and December 31, 2011, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three and six months ended June 30, 2012 and June 30, 2011 for Fermi 1 trust assets.

Other Available-For-Sale Securities

The following table summarizes the fair value of the Company's investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets (in millions):

	Fair Value
	June 30, 2012	December 31, 2011
Cash equivalents (a)	$108	$129
Equity securities (b)	5	4

(a)
Cash equivalents at June 30, 2012 of $92 million and $16 million are included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. Cash equivalents at December 31, 2011 of $113 million and $16 million are included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(b)	Equity securities at June 310 2012 and December 31, 2011 of $5 million and $4 million are included in Other investments on the Consolidated Statements of Financial Position, respectively.

As of June 30, 2012, these securities were comprised primarily of money-market funds and equity securities. Gains related to trading securities held at June 30, 2012 and June 30, 2011 were $5 million and $4 million, respectively.

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

The following represents the fair value of derivative instruments as of June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
FTRs — Other current assets	$2	$1
Total derivatives not designated as hedging instruments	$2	$1

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position are $4 million and $5 million in gains related to FTRs recognized in Regulatory liabilities for the three and six months ended June 30, 2012, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of June 30, 2012:

Commodity	Number of Units
FTRs (MWh)	108,832

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the six months ended June 30, 2012 follows (in millions):

Asset retirement obligations at December 31, 2011	$1,442
Accretion	45
Revision in estimated cash flows	1
Liabilities settled	(1)
Asset retirement obligations at June 30, 2012	$1,487

NOTE 6 - REGULATORY MATTERS

2009 Electric Rate Case Filing - Court of Appeals Decision

On April 10, 2012, the Michigan Court of Appeals issued a decision relating to an appeal of the January 2010 MPSC order in Detroit Edison's January 2009 rate case filing. The order by the Court of Appeals is subject to further appellate review.

The Court determined that the MPSC only had statutory authority to implement a Revenue Decoupling Mechanism (RDM) for gas providers, but not for electric providers, thereby reversing the MPSC's decision to authorize an RDM for Detroit Edison. As discussed below, Detroit Edison has accrued RDM refund liabilities of $56 million and $71 million for the 2010 and 2011 RDM reconciliation periods, respectively. It is the Company's interpretation that the parties in this proceeding have until July 30, 2012 to appeal the decision to the Michigan Supreme Court. Detroit Edison continues to retain the RDM liabilities until it is able to make a determination that the estimation of the liability should be revised. If the Court of Appeals decision is not appealed, Detroit Edison is considering filing an application with the MPSC requesting authority to defer the gain that will arise from the reversal of the RDM liabilities by establishing a new regulatory liability to be refunded to customers through a deferral of base rate increases expected to be needed in future years.

The Court found that the record of evidence in the 2009 rate case order was insufficient to support the MPSC's authorization to recover costs for the pilot advanced metering infrastructure (AMI) program and remanded this matter to the MPSC. The MPSC had approved $37 million of rate base related to the AMI program in the January 2010 order. Detroit Edison is currently operating its AMI program pursuant to the MPSC's approval set forth in its October 20, 2011 order, which was not reviewed by or subject to the Court of Appeal's April 10, 2012 decision. Detroit Edison will provide the necessary data and evidence to the MPSC supporting the AMI program expenditures at the remand hearing. Detroit Edison's AMI program expenditures are $90 million as of June 30, 2012, net of Department of Energy matching grant funds of $58 million.

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

The primary uncertainties involved in the calculation methodologies of the pilot RDM for both reconciliation periods include customer class groupings and treatment of fixed customer charges. The Company believes that the calculation methodology used and the resulting refund estimates recorded follow the requirements and intent of the MPSC orders and represent the most probable amount of Detroit Edison's pilot RDM refund liability as of June 30, 2012.

In light of the Court of Appeals decision, actions related to the RDM reconciliation periods have been suspended pending further appellate review. Detroit Edison's RDM liabilities will be retained until Detroit Edison is able to make a determination that the estimation of the liability should be revised.

Energy Optimization (EO) Plan

In September 2011, Detroit Edison filed a biennial EO Plan with the MPSC as required. Detroit Edison's EO Plan application proposed the recovery of EO expenditures for the period 2012-2015 of $294 million and further requested approval of surcharges to recover these costs. On April 17, 2012, the MPSC approved the EO plan proposed by Detroit Edison subject to the Detroit Edison's agreement to certain modifications. On April 27, 2012, Detroit Edison filed a letter with the MPSC rejecting modifications to its EO plan. Accordingly, the amended 2010 EO plan remains in effect.

In May 2012, Detroit Edison filed an application for approval of its reconciliation of 2011 EO plan expenses. Detroit Edison's EO reconciliation included a cumulative $23 million net over-recovery. Detroit Edison proposed that the calculated cumulative over-recovery for 2011 be carried forward into 2012 and used as a beginning balance for the 2012 reconciliation.

Vulnerable Household Warmth Fund

In December 2011, The Vulnerable Household Warmth Fund (VHWF) was created under Michigan law. The purpose of the fund is to provide payment or partial payment of bills for electricity, natural gas, propane, heating oil, or any other type of fuel used to heat the primary residence of a vulnerable customer during the 2011-2012 heating season. Effective with the new law, Detroit Edison is to contribute the amounts collected in its base rates, previously remitted for the LIEEF, to the new VHWF. The monthly payments into the VHWF will cease on the earlier of September 30, 2012 or when $48 million has been accumulated in the fund from payments by major Michigan electric and gas utilities. In May 2012, Detroit Edison filed an application requesting approval of per customer monthly credits to remove the annualized funding for the VHWF from rates in the amount of $40 million. On July 13, 2012, The MPSC approved the plan to remove the VHWF from rates beginning in August 2012.

Other

The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 7 — LONG-TERM DEBT

Debt Issuances

In 2012, the Company has issued or remarketed the following long-term debt (in millions):

Month	Type	Interest Rate	Maturity	Amount
June	Mortgage Bonds (a)	2.65%	2022	$250
June	Mortgage Bonds (a)	3.95%	2042	250
				$500
_____________________________

(a)	Proceeds to be used for the early redemption of Detroit Edison long-term debt; for the repayment of short-term borrowings; and for general corporate purposes.

In July 2012, Detroit Edison redeemed $225 million of 5.2% senior notes due October 2012.

NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

Detroit Edison has a $300 million unsecured revolving credit agreement with a syndicate of 20 banks that may be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.5% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in October 2016. At June 30, 2012, there were no amounts outstanding against this facility. facility.

The agreement require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2012, the total funded debt to total capitalization ratio for Detroit Edison was 0.54 to 1. Should Detroit Edison have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under its credit agreements.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — Detroit Edison is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, Detroit Edison has spent approximately $1.7 billion through 2011. It is estimated that Detroit Edison will make capital expenditures of approximately $186 million in 2012 and up to approximately $2 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, requires further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit granted the motions to stay the rule, leaving Detroit Edison temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in 2015. Because these rules were recently finalized and technologies to comply are still being tested, it is not possible to quantify the impact of these rulemakings.

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

On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Briefs have been filed with the Court of Appeals. A decision by the Court of Appeals is not expected until late 2012. DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the appeals process, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA's use of this provision in determining best technology available for reducing environmental impacts. The EPA published a proposed rule in 2011 that extended the time line to 2020 with an estimated expected increase in costs to $80 million. The timing of the final rule is currently unknown. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2012 and December 31, 2011, the Company had $8 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company's financial position and cash flows.

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

Other

In March 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). The effective dates of the major source IBMACT and CISWI regulations were stayed and a re-proposal was issued by the EPA in December 2011. The re-proposed rules may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The re-proposed regulations will provide a minimum period of three years for compliance with the applicable standards. Based on the final approved regulations, anticipated in 2012, the Company will assess the financial impact, if any, on current operations for compliance with the applicable new standards.
In 2010, the EPA finalized a new sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's proposed non-attainment area includes Detroit Edison facilities in southwest Detroit and areas of Wayne County. Preliminary modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including Detroit Edison power plants. The state implementation plan process is in the preliminary stage and any required emission reductions for Detroit Edison sources to meet the standard cannot be estimated currently.

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

Detroit Edison has $500 million in primary coverage and $2.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion, subject to a $1 million deductible.

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

Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, Detroit Edison executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provides for a payment of approximately $48 million, expected to be received in 2012, for delay-related costs experienced by Detroit Edison through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. The settlement proceeds will reduce the cost of the dry cask storage facility assets. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.

Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.

Labor Contracts

There are several bargaining units for the Company’s approximately 2,800 represented employees. The Company is negotiating the contract with one union representing approximately 500 electrical linemen that is due to expire in August 2012. The majority of the remaining represented employees are under a contract that expires in June 2013.

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

See Notes 4 and 6 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits (in millions):

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Three Months Ended June 30
Service cost	$17	$15	$14	$13
Interest cost	39	38	23	24
Expected return on plan assets	(42)	(42)	(16)	(15)
Amortization of:
Net actuarial loss	30	24	14	10
Prior service cost (credit)	—	1	(4)	(4)
Settlements	—	2	—	—
Net periodic benefit cost	$44	$38	$31	$28

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Six Months Ended June 30
Service cost	$33	$30	$27	$26
Interest cost	78	77	46	47
Expected return on plan assets	(83)	(84)	(31)	(31)
Amortization of:
Net actuarial loss	60	47	28	21
Prior service cost (credit)	—	2	(8)	(8)
Net transition liability	—	—	1	1
Settlements	2	2	—	—
Net periodic benefit cost	$90	$74	$63	$56

Pension and Other Postretirement Contributions

The Company contributed $80 million of DTE Energy common stock to its pension plans in the second quarter of 2012, consisting of approximately 1.3 million shares valued at an average price of $59.94 per share.

At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $120 million contribution to its pension plans in 2012.

In January 2012, the Company contributed $95 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its postretirement benefit plans in 2012.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows (in millions):

	Six Months Ended
	June 30
	2012	2011
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(102)	$(35)
Inventories	3	(21)
Accrued pension liability — affiliates	(55)	(178)
Accounts payable	(1)	(1)
Accrued PSCR refund	63	(33)
Income taxes receivable/payable	102	66
Postretirement obligation — affiliates	(93)	(31)
Other assets	186	85
Other liabilities	(59)	(72)
	$44	$(220)

Part 1  — Item 2.

THE DETROIT EDISON COMPANY

MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The Management's Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

Detroit Edison's results for the three and six months ended June 30, 2012 as compared to the comparable 2011 period are discussed below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Operating Revenues	$1,289	$1,240	$2,487	$2,432
Fuel and Purchased Power	428	417	805	795
Gross Margin	861	823	1,682	1,637
Operation and Maintenance	334	331	689	660
Depreciation and Amortization	203	202	388	404
Taxes Other Than Income	60	60	128	119
Asset (Gains) and Losses, Net	(1)	(5)	(1)	14
Operating Income	265	235	478	440
Other (Income) and Deductions	63	68	122	135
Income Tax Expense	75	63	132	116
Net Income	$127	$104	$224	$189
Operating Income as a Percentage of Operating Revenues	21%	19%	19%	18%

Gross margin increased $38 million in the second quarter of 2012 and $45 million in the six-month period ended June 30, 2012. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations. The following table details changes in various gross margin components relative to the comparable prior period (in millions):

	Three Months	Six Months
Base rate increase and weather, net of 2011 RDM	$19	$22
Renewable energy program	10	20
Energy optimization performance incentive	—	(9)
Regulatory mechanisms and other, net	9	12
Increase in gross margin	$38	$45

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2012	2011	2012	2011
Electric Sales
Residential	3,587	3,607	7,287	7,495
Commercial	4,247	3,998	8,132	7,991
Industrial	2,563	2,405	4,938	4,747
Other	221	763	479	1,560
	10,618	10,773	20,836	21,793
Interconnection sales (a)	859	1,156	1,385	1,461
Total Electric Sales	11,477	11,929	22,221	23,254

Electric Deliveries
Retail and Wholesale	10,618	10,773	20,836	21,793
Electric Customer Choice	1,312	1,409	2,567	2,711
Total Electric Sales and Deliveries	11,930	12,182	23,403	24,504
_____________________________

(a)	Represents power that is not distributed by Detroit Edison.

Operation and maintenance expense increased $3 million and $29 million in the three and six months ended June 30, 2012, respectively. The increase for the 2012 second quarter is primarily due to higher employee benefit-related expense of $13 million, partially offset by lower uncollectible expense of $8 million. The increase for the 2012 six-month period is attributable to higher employee benefit-related expense of $20 million, increased restoration and line clearance expense of $7 million, and higher energy optimization and renewable energy expense of $5 million, partially offset by reduced uncollectible expense of $2 million.

Asset (gains) losses, reserves and impairments, net decreased in the first six months of 2012 due to a 2011 accrual of $19 million resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by a 2011 revision of $6 million in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation and other items.

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

See Note 6 of the Notes to Consolidated Financial Statements for discussion of the April 10, 2012 Michigan Court of Appeals decision relating to an appeal of the January 2010 MPSC order in Detroit Edison's January 2009 rate case filing.

In June 2012, our Fermi 2 nuclear power plant was manually shutdown after one of the plant's two feedwater pumps failed. After a detailed safety analysis and operational design plan, Detroit Edison has decided to operate the plant with one feedwater pump at a reduced power level until the second feedwater pump is returned to service. The start-up date of the plant and the expected power level have not yet been determined. We expect that any property damage will be covered by existing insurance coverage, subject to deductibles. We have been able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. We do not expect the temporary shutdown and the operation of the plant at a reduced power level to have a significant impact on our results of operations.
Environmental Matters

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA, however the current 112th Congress is not expected to pass any major energy or climate bills. Meanwhile, the EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs began in 2011 and requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. The impact of this rule is uncertain until BACT is better defined by the permitting agencies. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on Detroit Edison or its customers at this time.

See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding environmental matters.

Part I  — Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, which is the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 5, 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. In January 2011 the EPA's motion for preliminary injunction was denied. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Briefs were filed with the Court of Appeals during the first and second quarter of 2012. A decision by the Court of Appeals is not expected until late 2012.

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

Exhibits filed herewith:

(i) Exhibits filed herewith:

4-279
Supplemental Indenture dated as of June 30, 2012, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (2012 Series A and B).

12-44	Computation of Ratio of Earnings to Fixed Charges

31-75	Chief Executive Officer Section 302 Form 10-Q Certification

31-76	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-75	Chief Executive Officer Section 906 Form 10-Q Certification

32-76	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)

Date:	July 27, 2012	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer