Form 10-Q
period 2012-09-30
DETROIT EDISON CO
filed 2012-10-24
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

THE DETROIT EDISON COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012

DEFINITIONS

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

CIM	A Choice Incentive Mechanism authorized by the MPSC that allowed Detroit Edison to recover or refund non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales.

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, Michigan Consolidated Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MCIT	Michigan Corporate Income Tax

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MPSC	Michigan Public Service Commission

NRC	United States Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism that is designed to minimize the impact on revenues of changes in average customer usage.

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

Part I — Item 1.

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2012	2011	2012	2011
Operating Revenues	$1,542	$1,517	$4,029	$3,949

Operating Expenses
Fuel and purchased power	543	553	1,348	1,348
Operation and maintenance	337	352	1,026	1,012
Depreciation and amortization	219	215	607	619
Taxes other than income	65	63	193	182
Asset (gains) and losses, net	—	(1)	(1)	13
	1,164	1,182	3,173	3,174

Operating Income	378	335	856	775

Other (Income) and Deductions
Interest expense	70	74	204	218
Other income	(14)	(9)	(41)	(30)
Other expenses	12	14	27	26
	68	79	190	214

Income Before Income Taxes	310	256	666	561

Income Tax Expense	115	98	247	214

Net Income	$195	$158	$419	$347

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2012	2011	2012	2011
Net income	$195	$158	$419	$347
Other comprehensive income, net of tax:
Benefit obligations, net of taxes	—	—	2	1
Comprehensive income	$195	$158	$421	$348

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30
(in Millions)	2012	2011
Operating Activities
Net income	$419	$347
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	607	619
Deferred income taxes	(48)	119
Asset (gains) and losses, net	(1)	13
Changes in assets and liabilities, exclusive of changes shown separately (Note 11)	245	(268)
Net cash from operating activities	1,222	830

Investing Activities
Plant and equipment expenditures	(855)	(842)
Restricted cash for debt redemptions, principally Securitization	57	47
Proceeds from sale of nuclear decommissioning trust fund assets	48	69
Investment in nuclear decommissioning trust funds	(61)	(97)
Notes receivable — affiliates	(252)	103
Other investments	(13)	(24)
Net cash used for investing activities	(1,076)	(744)

Financing Activities
Issuance of long-term debt	496	610
Redemption of long-term debt	(401)	(554)
Short-term borrowings — affiliates	1	33
Short-term borrowings — other	—	50
Dividends on common stock	(229)	(229)
Other	(3)	(6)
Net cash used for financing activities	(136)	(96)

Net Increase (Decrease) in Cash and Cash Equivalents	10	(10)
Cash and Cash Equivalents at Beginning of Period	13	30
Cash and Cash Equivalents at End of Period	$23	$20

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

(in Millions)	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$23	$13
Restricted cash, principally Securitization	50	127
Accounts receivable (less allowance for doubtful accounts of $72 and $80, respectively)
Customer	751	709
Affiliates	11	61
Other	41	76
Inventories
Fuel	250	264
Materials and supplies	193	183
Notes receivable
Affiliates	278	26
Other	2	2
Prepaid property taxes	92	46
Regulatory assets	132	272
Other	25	17
	1,848	1,796

Investments
Nuclear decommissioning trust funds	1,029	937
Other	128	121
	1,157	1,058

Property
Property, plant and equipment	17,359	16,788
Less accumulated depreciation and amortization	(6,702)	(6,526)
	10,657	10,262

Other Assets
Regulatory assets	3,415	3,618
Securitized regulatory assets	456	577
Intangible assets	33	36
Notes receivable	4	4
Other	141	142
	4,049	4,377

Total Assets	$17,711	$17,493

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) — (Continued)

(in Millions, Except Shares)	September 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$67	$67
Other	320	421
Accrued interest	73	69
Current portion long-term debt, including capital leases	258	470
Regulatory liabilities	9	27
Short-term borrowings — affiliates	65	64
Income taxes payable	142	—
Current deferred income taxes	62	68
Other	182	215
	1,178	1,401

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,591	4,105
Securitization bonds	302	479
Capital lease obligations	1	9
	4,894	4,593

Other Liabilities
Deferred income taxes	2,724	2,701
Regulatory liabilities	441	454
Asset retirement obligations	1,521	1,440
Unamortized investment tax credit	51	57
Nuclear decommissioning	156	148
Accrued pension liability — affiliates	1,188	1,231
Accrued postretirement liability - affiliates	1,126	1,217
Other	103	115
	7,310	7,363

Commitments and Contingencies (Notes 6 and 9)

Shareholder's Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	1,151	960
Accumulated other comprehensive income (loss)	(18)	(20)
	4,329	4,136

Total Liabilities and Shareholder's Equity	$17,711	$17,493

See Notes to Consolidated Financial Statements (Unaudited)

THE DETROIT EDISON COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(Dollars in Millions, shares in thousands)	Shares	Amount
Balance December 31, 2011	138,632	$1,386	$1,810	$960	$(20)	$4,136
Net income				419		419
Dividends declared on common stock				(228)		(228)
Benefit obligations, net of tax					2	2
Balance September 30, 2012	138,632	$1,386	$1,810	$1,151	$(18)	$4,329

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

Principles of Consolidation

The Company consolidates all majority owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. Non-majority owned investments include investments in limited liability companies, partnerships or joint ventures. When the Company does not influence the operating policies of an investee, the cost method is used. These Consolidated Financial Statements also reflect the Company's proportionate interests in certain jointly owned utility plants. The Company eliminates all intercompany balances and transactions.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2012, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items at September 30, 2012 and December 31, 2011 restricted for Securitization that are either (1) assets that can be used only to settle its obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary (in millions).

	September 30, 2012	December 31, 2011
ASSETS
Restricted cash	$50	$107
Accounts receivable	39	34
Securitized regulatory assets	456	577
Other assets	8	10
	$553	$728
LIABILITIES
Accounts payable and accrued current liabilities	$3	$14
Current portion long-term debt, including capital leases	177	164
Other current liabilities	55	55
Securitization bonds	302	479
Other long-term liabilities	7	7
	$544	$719

As of September 30, 2012 and December 31, 2011, Detroit Edison had $4 million in Notes receivable, related to non-consolidated VIEs.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company had $3 million and $4 million of unrecognized tax benefits at September 30, 2012 and December 31, 2011, respectively, that, if recognized, would favorably impact its effective tax rate. In 2012, DTE Energy settled a federal tax audit for the 2009 and 2010 tax years and, as a result, Detroit Edison's unrecognized tax benefit decreased by $53 million. The Company does not anticipate any material changes to the unrecognized tax benefits within the next twelve months. The company had an income tax payable of $141 million due to DTE Energy at September 30, 2012 and an income tax receivable from DTE Energy of $48 million at December 31, 2011.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $12 million and $6 million for the three months ended September 30, 2012 and September 30, 2011, respectively, while such allocation was $32 million and $20 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2012 and December 31, 2011. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. The Company considers the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. The Company monitors the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. The Company has obtained an understanding of how these prices are derived. Additionally, the Company selectively corroborates the fair value of its transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. The Company has established a Risk Management Committee whose responsibilities include directly or indirectly ensuring all valuation methods are applied in accordance with predefined policies. The development and maintenance of our forward price curves has been assigned to our Risk Management Department.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets:
Cash equivalents (a)	$—	$63	$—	$63	$—	$129	$—	$129
Nuclear decommissioning trusts	651	378	—	1,029	577	360	—	937
Other investments (a) (b)	62	42	—	104	55	38	—	93
Derivative assets — FTRs	—	—	2	2	—	—	1	1
Net Assets	$713	$483	$2	$1,198	$632	$527	$1	$1,160

Assets:
Current	$—	$63	$2	$65	$—	$129	$1	$130
Noncurrent	713	420	—	1,133	632	398	—	1,030
Total Assets	$713	$483	$2	$1,198	$632	$527	$1	$1,160
_____________________________

(a)
At September 30, 2012 available-for-sale securities of $63 million, included $49 million and $14 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. At December 31, 2011 available-for-sale securities of $129 million, included $113 million and $16 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(b)
Available for sale equity securities at September 30, 2012 and December 31, 2011 of $5 million and $4 million are included in Other investments on the Consolidated Statements of Financial Position, respectively.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Asset balance as of beginning of the period	$2	$3	$1	$2
Changes in fair value recorded in regulatory assets/liabilities	7	—	12	3
Purchases, issuances and settlements:
Settlements	(7)	$—	(11)	(2)
Asset balance as of September 30	$2	$3	$2	$3
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2012 and 2011	$1	$—	$2	$3

No significant transfers between Levels 1, 2 or 3 occurred in the three months and nine months ended September 30, 2012 and September 30, 2011.

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

The following table presents the carrying amount and fair value of financial instruments as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012				December 31, 2011
	Carrying	Fair Value			Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Amount	Value
Notes receivable, excluding capital leases	$6	$—	$—	$6	$6	$6
Notes receivable — affiliates	278	—	—	278	26	26
Short-term borrowings — affiliates	65	—	—	65	64	64
Long-term debt	5,148	—	5,870	40	5,051	5,740

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets (in millions):

	September 30, 2012	December 31, 2011
Fermi 2	$1,003	$915
Fermi 1	3	3
Low level radioactive waste	23	19
Total	$1,029	$937

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Realized gains	$7	$8	$21	$34
Realized losses	(6)	(9)	(17)	(26)
Proceeds from sales of securities	12	10	48	69

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds (in millions):

	September 30, 2012		December 31, 2011
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Equity securities	$615	$124	$533	$80
Debt securities	405	29	385	22
Cash and cash equivalents	9	—	19	—
	$1,029	$153	$937	$102

The debt securities at both September 30, 2012 and December 31, 2011 had an average maturity of approximately 6 and 7 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $56 million and $67 million of unrealized losses as Regulatory assets at September 30, 2012 and December 31, 2011, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three and nine months ended September 30, 2012 and September 30, 2011 for Fermi 1 trust assets.

Other Available-For-Sale Securities

At September 30, 2012 and 2011, available-for-sale securities are comprised primarily of money-market funds and equity securities. During the three and nine months ended September 30, 2012 and September 30, 2011, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into losses for the periods. Gains (losses) related to trading securities held at September 30, 2012 and 2011 were $9 million and $(3) million, respectively.

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

The following represents the fair value of derivative instruments as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012	December 31, 2011
FTRs — Other current assets	$2	$1
Total derivatives not designated as hedging instruments	$2	$1

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position are $7 million and $12 million in gains related to FTRs recognized in Regulatory liabilities for the three and nine months ended September 30, 2012, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of September 30, 2012:

Commodity	Number of Units
FTRs (MWh)	77,888

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the nine months ended September 30, 2012 follows (in millions):

Asset retirement obligations at December 31, 2011	$1,442
Accretion	67
Revision in estimated cash flows	2
Liabilities incurred	14
Liabilities settled	(4)
Asset retirement obligations at September 30, 2012	$1,521

NOTE 6 - REGULATORY MATTERS

Detroit Edison Revenue Decoupling Mechanism (RDM)

In May 2011, Detroit Edison filed an application with the MPSC for approval of its initial pilot RDM reconciliation for the period February 2010 through January 2011, requesting authority to refund to customers approximately $56 million, plus interest. This amount was accrued by Detroit Edison as of December 31, 2011. In addition, Detroit Edison accrued a pilot RDM liability for February 2011 through October 2011 of approximately $71 million. On April 10, 2012, the Michigan Court of Appeals (COA) issued a decision relating to an appeal of the January 2010 MPSC order in Detroit Edison's January 2009 rate case filing. The COA determined that the MPSC only had statutory authority to implement a RDM for gas providers, but not for electric providers, thereby reversing the MPSC's decision to authorize an RDM for Detroit Edison. No party appealed the COA decision regarding the RDM determination. On August 1, 2012, Detroit Edison filed an application for approval of accounting authority to defer for future amortization $127 million of gain resulting from the reversal of the Company's regulatory liability associated with the operation of the RDM. On August 14, 2012, the MPSC dismissed Detroit Edison's initial pilot RDM reconciliation case. On September 25, 2012, the MPSC issued an order approving the Company's accounting application. As described in the accounting application, Detroit Edison will amortize the new regulatory liability to income, at a monthly rate of approximately $10.6 million, beginning January 2014. It is currently anticipated that with this accounting treatment, along with other cost saving measures, Detroit Edison will not need to increase base rates until 2015. If Detroit Edison's base rates are increased prior to January 1, 2015, the Company will cease amortization and refund to customers the remaining unamortized balance of the new regulatory liability.

Energy Optimization (EO) Plans

In August 2012, Detroit Edison filed an amended EO plan with the MPSC. Detroit Edison's EO plan application proposed the recovery of EO expenditures for the period 2013-2015 of $224 million and further requested approval of surcharges to recover these costs.

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

2013 Plan Year - In September 2012, Detroit Edison filed its 2013 PSCR plan case seeking approval of a levelized PSCR factor of 4.74 mills/kWh above the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.5 billion. The plan also includes approximately $81 million for the recovery of its projected 2012 PSCR under-recovery.

Other

The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 7 — LONG-TERM DEBT

Debt Issuances

Through September 30, 2012, the Company has issued or remarketed the following long-term debt (in millions):

Month	Type	Interest Rate	Maturity	Amount
June	Mortgage Bonds (a)	2.65%	2022	$250
June	Mortgage Bonds (a)	3.95%	2042	250
				$500
_____________________________

(a)	Proceeds to be used for the early redemption of Detroit Edison long-term debt; for the repayment of short-term borrowings; and for general corporate purposes.

Debt Retirements and Redemptions

Through September 30, 2012, the following debt was retired, through payment at maturity (in millions):

Month	Type	Interest Rate	Maturity	Amount
July	Senior Notes	5.20%	2012	$225
				$225

NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

Detroit Edison has a $300 million unsecured revolving credit agreement with a syndicate of 20 banks that may be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.5% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in October 2016. At September 30, 2012, there were no amounts outstanding against this facility.

The agreement require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2012, the total funded debt to total capitalization ratio for Detroit Edison was 0.52 to 1. Should Detroit Edison have delinquent obligations of at least $50 million to any creditor, such delinquency will be considered a default under its credit agreements.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — Detroit Edison is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, Detroit Edison has spent approximately $1.7 billion through 2011. It is estimated that Detroit Edison will make capital expenditures of approximately $170 million in 2012 and up to approximately $2.0 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit granted the motions to stay the rule, leaving Detroit Edison temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in 2015. Detroit Edison has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units to operate in compliance with MATS that would not have been economical for FGD installations.

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

In August 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments at the Court of Appeals are scheduled for November 27, 2012 and a decision is not expected until 2013.

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

Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. The EPA published a proposed rule in 2011 that extended the time line to 2020 with an estimated expected increase in costs to $80 million for the original mitigative technologies. In July 2012, the EPA announced an extension of a notice of its final action on the rule to June 2013, consequently extending the time line to 2021. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2012 and December 31, 2011, the Company had $8 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company's financial position and cash flows.

Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction which will be completed by the end of 2013.

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

Other

In March 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). The effective dates of the major source IBMACT and CISWI regulations were stayed and a re-proposal was issued by the EPA in December 2011. The re-proposed rules may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The re-proposed regulations will provide a minimum period of three years for compliance with the applicable standards. Based on the final approved regulations, anticipated in late 2012, the Company will assess the financial impact, if any, on current operations for compliance with the applicable new standards.

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

Detroit Edison maintains a policy for extra expenses, including replacement power costs necessitated by Fermi 2's unavailability due to an insured event. This policy has a 12-week waiting period and provides an aggregate of $490 million of coverage over a three-year period.

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and has postponed the initial offload from the spent fuel pool until 2014. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, Detroit Edison executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by Detroit Edison through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. The settlement proceeds reduced the cost of the dry cask storage facility assets. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.

Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.

Labor Contracts

There are several bargaining units for the Company’s approximately 2,800 represented employees. In the third quarter of 2012, a new contract was ratified covering approximately 500 electrical linemen that will expire in August 2016. The majority of the remaining represented employees are under a contract that expires in June 2013.

Purchase Commitments

As of December 31, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $1.4 billion from 2012 through 2027.

The Company also estimates that 2012 capital expenditures will be approximately $1.2 billion. The Company has made certain commitments in connection with expected capital expenditures.

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

See Notes 4 and 6 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits (in millions):

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Three Months Ended September 30
Service cost	$15	$11	$11	$11
Interest cost	38	39	23	21
Expected return on plan assets	(41)	(42)	(15)	(16)
Amortization of:
Net actuarial loss	33	27	16	9
Prior service cost (credit)	—	1	(4)	(4)
Net transition liability	—	—	—	1
Net periodic benefit cost	$45	$36	$31	$22

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Nine Months Ended September 30
Service cost	$48	$41	$38	$37
Interest cost	116	116	69	68
Expected return on plan assets	(124)	(126)	(46)	(47)
Amortization of:
Net actuarial loss	93	74	44	30
Prior service cost (credit)	—	3	(12)	(12)
Net transition liability	—	—	1	2
Settlements	2	2	—	—
Net periodic benefit cost	$135	$110	$94	$78

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

In January 2012, the Company contributed $95 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its other postretirement benefit plans in 2012.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended
	September 30
	2012	2011
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(13)	$(22)
Inventories	4	(3)
Accrued pension liability — affiliates	(43)	(171)
Accounts payable	(55)	(24)
Accrued PSCR refund	53	(121)
Regulatory assets	210	54
Income taxes receivable/payable	242	71
Postretirement obligation — affiliates	(91)	(31)
Other assets	1	2
Other liabilities	(63)	(23)
	$245	$(268)

Part 1  — Item 2.

THE DETROIT EDISON COMPANY

MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The Management's Narrative Analysis of Results of Operations discussion for Detroit Edison is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

Detroit Edison's results for the three and nine months ended September 30, 2012 as compared to the comparable 2011 period are discussed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Operating Revenues	$1,542	$1,517	$4,029	$3,949
Fuel and Purchased Power	543	553	1,348	1,348
Gross Margin	999	964	2,681	2,601
Operation and Maintenance	337	352	1,026	1,012
Depreciation and Amortization	219	215	607	619
Taxes Other Than Income	65	63	193	182
Asset (Gains) and Losses, Net	—	(1)	(1)	13
Operating Income	378	335	856	775
Other (Income) and Deductions	68	79	190	214
Income Tax Expense	115	98	247	214
Net Income	$195	$158	$419	$347
Operating Income as a Percentage of Operating Revenues	25%	22%	21%	20%

Gross margin increased $35 million in the third quarter of 2012 and $80 million in the nine-month period ended September 30, 2012. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the
Consolidated Statements of Operations. The following table details changes in various gross margin components relative to the comparable prior period (in millions):

	Three Months	Nine Months
Weather, net of 2011 RDM, and 2011 base rate increase	$57	$80
Renewable energy program	4	24
Energy optimization performance incentive	—	(9)
Regulatory mechanisms and other, net	(26)	(15)
Increase in gross margin	$35	$80

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2012	2011	2012	2011
Electric Sales
Residential	4,894	4,863	12,180	12,358
Commercial	4,602	4,759	12,734	12,750
Industrial	2,707	2,606	7,645	7,353
Other	238	782	717	2,343
	12,441	13,010	33,276	34,804
Interconnection sales (a)	441	884	1,827	2,346
Total Electric Sales	12,882	13,894	35,103	37,150

Electric Deliveries
Retail and Wholesale	12,441	13,010	33,276	34,804
Electric Customer Choice	1,372	1,393	3,938	4,104
Total Electric Sales and Deliveries	13,813	14,403	37,214	38,908
_____________________________

(a)	Represents power that is not distributed by Detroit Edison.

Operation and maintenance expense decreased $15 million and increased $14 million in the three and nine months ended September 30, 2012, respectively. The decrease for the 2012 third quarter is primarily due to decreased restoration and line clearance expense of $22 million, lower power plant generation expense of $8 million and lower uncollectible expense of $3 million, partially offset by higher employee benefit-related expense of $9 million and higher energy optimization and renewable energy expense of $4 million. The increase for the 2012 nine-month period is attributable to higher employee benefit-related expense of $29 million, increased energy optimization and renewable energy expense of $9 million, partially offset by decreased restoration and line clearance expense of $15 million, lower power plant generation expense of $8 million, and lower uncollectible expense of $5 million.

Asset (gains) losses, reserves and impairments, net decreased in the nine months of 2012 due to a 2011 accrual of $19 million resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by a 2011 revision of $6 million in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation and other items.

Outlook  - We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as the outcome of regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs, uncertainty of legislative or regulatory actions regarding climate change and changes to the renewable portfolio requirements that may result from the passage of Proposal 3, a November 2012 Michigan ballot proposal that would amend the Michigan constitution to require all electric providers in Michigan to generate 25 percent of retail electric sales from specific renewable energy sources by 2025. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

On June 25, 2012, our Fermi 2 nuclear power plant was manually shutdown after one of the plant's two non-safety related feed-water pumps failed. Supported by a detailed analysis, Detroit Edison decided to operate the plant with one feed-water pump at a reduced power level until the second feed-water pump is returned to service. The plant was restarted on July 30, 2012 which restored production to 68% of full capacity. We expect that a substantial portion of the property damage will be covered by existing insurance coverage, subject to deductibles. We are able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. We do not expect the temporary shutdown and the operation of the plant at a reduced power level to have a significant impact on our results of operations. The plant is scheduled to be brought down in the first quarter of 2013 to complete the repair.
See Note 6 of the Notes to Consolidated Financial Statements for discussion on Regulatory Matters.

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

Part I  — Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of Detroit Edison's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, which is the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In August 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. In January 2011 the EPA's motion for preliminary injunction was denied. On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments at the Court of Appeals are scheduled for November 27, 2012 and a decision is not expected until 2013.

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

Item 6. — Exhibits

Exhibit Number	Description

Exhibits filed herewith:

31-77	Chief Executive Officer Section 302 Form 10-Q Certification

31-78	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-77	Chief Executive Officer Section 906 Form 10-Q Certification

32-78	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY
(Registrant)

Date:	October 24, 2012	/s/ DONNA M. ENGLAND
Donna M. England
Chief Accounting Officer