Form 10-K
period 2012-12-31
DTE Electric Co
filed 2013-02-21
CIK 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-2198
DTE Electric Company, a Michigan corporation, meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.
DTE ELECTRIC COMPANY
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
DOCUMENTS INCORPORATED BY REFERENCE
None

DTE Electric Company
Annual Report on Form 10-K
Year Ended December 31, 2012

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

CIM	A Choice Incentive Mechanism authorized by the MPSC that allows DTE Electric to recover or refund non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales.

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies. Formerly known as The Detroit Edison Company.

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MCIT	Michigan Corporate Income Tax

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MPSC	Michigan Public Service Commission

NRC	United States Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage of electricity

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

VIE	Variable Interest Entity

Units of Measurement

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Electric. Words such as "anticipate," "believe," "expect," "projected" and "goals" signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

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

Part I
Items 1. and 2. Business and Properties

General

DTE Electric is a Michigan corporation organized in 1903 and is a wholly-owned subsidiary of DTE Energy. DTE Electric is a public utility subject to regulation by the MPSC and the FERC. DTE Electric is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan.

References in this report to “we,” “us,” “our” or “Company” are to DTE Electric.

Our generating plants are regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA and the MDEQ. Electricity is generated from our fossil-fuel plants, a hydroelectric pumped storage plant, a nuclear plant and our wind and other renewable assets, and is purchased from electricity generators, suppliers and wholesalers. The electricity we produce and purchase is sold to three major classes of customers: residential, commercial and industrial, throughout southeastern Michigan.

Revenue by Service

	2012	2011	2010
	(In millions)
Residential	$2,354	$2,182	$2,052
Commercial	1,898	1,704	1,629
Industrial	784	692	688
Other	150	456	479
Subtotal	5,186	5,034	4,848
Interconnection sales (a)	105	118	145
Total Revenue	$5,291	$5,152	$4,993
_________________________________

(a)	Represents power that is not distributed by DTE Electric.

Weather, economic factors, competition and electricity prices affect sales levels to customers. Our peak load and highest total system sales generally occur during the third quarter of the year, driven by air conditioning and other cooling-related demands. Our operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on DTE Electric.

Fuel Supply and Purchased Power

Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have long-term and short-term contracts for the purchase of approximately 22.1 million tons of low-sulfur western coal to be delivered from 2013 through 2015 and approximately 3.5 million tons of Appalachian coal to be delivered from 2013 through 2014. All of these contracts have pricing schedules. We have approximately 81% of our 2013 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have our expected western coal rail requirements under contract through 2015. All of our expected eastern coal rail requirements are under contract through 2013. Our expected vessel transportation requirements for delivery of purchased coal to our generating facilities are under contract through 2014.

DTE Electric participates in the energy market through MISO. We offer our generation in the market on a day-ahead and real-time basis and bid for power in the market to serve our load. We are a net purchaser of power that supplements our generation capability to meet customer demand during peak cycles or during major plant outages.

Properties

DTE Electric owns generating plants and facilities that are located in the State of Michigan. Substantially all of our property is subject to the lien of a mortgage.

Generating plants owned and in service as of December 31, 2012 are as follows:

	Location by Michigan	Summer Net Rated Capability (a)
Plant Name	County	(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River (b)	St. Clair	1,036	9.8	1984 and 1985
Greenwood	St. Clair	793	7.5	1979
Harbor Beach	Huron	95	0.9	1968
Monroe (c)	Monroe	3,047	28.9	1971, 1973 and 1974
River Rouge	Wayne	524	5.0	1957 and 1958
St. Clair	St. Clair	1,379	13.0	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	675	6.4	1949 and 1968
		7,549	71.5
Oil or Gas-fueled Peaking Units	Various	1,018	9.6	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2 (d)	Monroe	1,086	10.3	1988
Hydroelectric Pumped Storage Ludington (e)	Mason	917	8.6	1973
		10,570	100.0
_______________________________________

(a)
Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(b)
The Belle River capability represents DTE Electric's entitlement to 81% of the capacity and energy of the plant. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

(c)	The Monroe generating plant provided 37% of DTE Electric's total 2012 power generation.

(d)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(e)	Represents DTE Electric's 49% interest in Ludington with a total capability of 1,872 MW. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

In 2008, a renewable portfolio standard was established for Michigan electric providers targeting 10% of electricity sold to retail customers from renewable energy by 2015. DTE Electric has approximately 720 MW of owned or contracted renewable energy, principally wind turbines located in Gratiot, Tuscola, Huron and Sanilac counties in Michigan, at December 31, 2012 representing approximately 8% of electricity sold to retail customers. Approximately 510 MW is in commercial operation at December 31, 2012 with an additional 210 MW expected in commercial operation in 2013 or early 2014.

DTE Electric owns and operates 671 distribution substations with a capacity of approximately 33,648,000 kilovolt-amperes (kVA) and approximately 430,600 line transformers with a capacity of approximately 22,306,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2012:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	27,856	14,585
24 kV	182	696
40 kV	2,278	383
120 kV	54	8
	30,370	15,672

There are numerous interconnections that allow the interchange of electricity between DTE Electric and electricity providers external to our service area. These interconnections are generally owned and operated by ITC Transmission, an unrelated company, and connect to neighboring energy companies.

Regulation

DTE Electric's business is subject to the regulatory jurisdiction of various agencies, including, but not limited to, the MPSC, the FERC and the NRC. The MPSC issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. DTE Electric's MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on our investments. The FERC regulates DTE Electric with respect to financing authorization and wholesale electric activities. The NRC has regulatory jurisdiction over all phases of the operation, construction, licensing and decommissioning of DTE Electric's nuclear plant operations. We are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

See Notes 3, 7, 8 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Energy Assistance Programs

Energy assistance programs, funded by the federal government and the State of Michigan, remain critical to DTE Electric's ability to control its uncollectible accounts receivable and collections expenses. DTE Electric's uncollectible accounts receivable expense is directly affected by the level of government-funded assistance its qualifying customers receive. We work continuously with the State of Michigan and others to determine whether the share of funding allocated to our customers is representative of the number of low-income individuals in our service territory. We also partner with federal, state and local officials to attempt to increase the share of low-income funding allocated to our customers. Changes in the level of funding provided to our low-income customers will affect the level of uncollectible expense.

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

The electric Customer Choice program in Michigan allows our electric customers to purchase their electricity from alternative electric suppliers of generation services, subject to limits. Customers choosing to purchase power from alternative electric suppliers represented approximately 10% of retail sales in 2012, 2011 and 2010. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers whose MPSC-authorized full service rates exceed market costs. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan have placed a 10% cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance and full service customer rates. We expect that in 2013 customers choosing to purchase power from alternative electric suppliers will represent approximately 10% of retail sales.

Competition in the regulated electric distribution business is primarily from the on-site generation of industrial customers and from distributed generation applications by industrial and commercial customers. We do not expect significant competition for distribution to any group of customers in the near term.

ENVIRONMENTAL MATTERS

We are subject to extensive environmental regulation. We expect to continue recovering environmental costs through rates charged to our customers. The following table summarizes our estimated significant future environmental expenditures based upon current regulations. Actual costs to comply could vary substantially. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented.

(In millions)
Air	$1,784
Water	80
Contaminated and other sites	13
Estimated total future expenditures through 2020	$1,877
Estimated 2013 expenditures	$336
Estimated 2014 expenditures	$324

Air - DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, with further emission controls planned for reductions in mercury and other emissions. Further, additional rulemakings could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants over the next few years.

Water - In response to an EPA regulation, DTE Electric is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intakes. However, the types of technologies are unknown at this time. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines.

Contaminated and Other Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric owns, or previously owned, three former MGP sites.

We are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for these sites and affect the Company's financial position and cash flows and the rates we charge our customers.

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

See Notes 8 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

EMPLOYEES

We had approximately 4,800 employees as of December 31, 2012, of which approximately 2,700 were represented by unions. The majority of our union employees are under a contract that expires in June 2013.

Item 1A. Risk Factors

There are various risks associated with the operations of DTE Electric. To provide a framework to understand the operating environment of the Company, we are providing a brief explanation of the more significant risks associated with our business. Although we have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect our performance.

We are subject to rate regulation.  Our electric rates are set by the MPSC and the FERC and cannot be changed without regulatory authorization. We may be negatively impacted by new regulations or interpretations by the MPSC, the FERC or other regulatory bodies. Our ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers' rates. Our regulators also may decide to disallow recovery of certain costs in customers' rates if they determine that those costs do not meet the standards for recovery under our governing laws and regulations. We typically self-implement base rate changes six months after rate case filings in accordance with Michigan law. However, if the final rates authorized by our regulators in the final rate order are lower than the amounts we collected during the self-implementation period, we must refund the difference with interest. Our regulators may also disagree with our rate calculations under the various tracking mechanisms that are intended to mitigate the risk of certain aspects of our business. If we cannot agree with our regulators on an appropriate reconciliation of those mechanisms, it may impact our ability to recover certain costs through our customer rates. Our regulators may also decide to eliminate more of these mechanisms in future rate cases, which may make it more difficult for us to recover our costs in the rates we charge customers. We cannot predict what rates an MPSC order will adopt in future rate cases. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rates or require us to incur additional expenses.

Changes to Michigan's electric Customer Choice program could negatively impact our financial performance.  The electric Customer Choice program, as originally contemplated in Michigan, anticipated an eventual transition to a totally deregulated and competitive environment where customers would be charged market-based rates for their electricity. The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. In addition, such regulated electric rates for certain groups of our customers exceed the cost of service to those customers. Due to distorted pricing mechanisms during the initial implementation period of electric Customer Choice, many commercial customers chose alternative electric suppliers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a 10 percent cap on the total potential Customer Choice related migration. However, even with the electric Customer Choice-related relief received in prior DTE Electric rate orders and the legislated 10 percent cap on participation in the electric Customer Choice program, there continues to be legislative and financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and full service electric price changes.

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

Adverse changes in our credit ratings may negatively affect us.  Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance, could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating below investment grade could restrict or discontinue our ability to access capital markets and could result in an increase in our borrowing costs, a reduced level of capital expenditures and could impact future earnings and cash flows. In addition, a reduction in our credit rating may require us to post collateral related to various physical or financially settled contracts for the purchase of energy-related commodities, products and services, which could impact our liquidity.

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

Our ability to access capital markets is important.  Our ability to access capital markets is important to operate our businesses. In the past, turmoil in credit markets has constrained, and may again in the future constrain, our ability to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. Our long term revolving credit facility does not expire until 2016, but we regularly access capital markets to refinance existing debt or fund new projects, and we cannot predict the pricing or demand for those future transactions.

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

Weather significantly affects operations.  Deviations from normal hot and cold weather conditions affect our earnings and cash flow. Mild temperatures can result in decreased utilization of our assets, lowering income and cash flow. Ice storms, tornadoes, or high winds can damage the electric distribution system infrastructure and power generation facilities and require us to perform emergency repairs and incur material unplanned expenses. The expenses of storm restoration efforts may not be fully recoverable through the regulatory process.

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

Renewable portfolio standards and energy efficiency programs may affect our business.  We are subject to existing Michigan and potential future federal legislation and regulation requiring us to secure sources of renewable energy. Under the current Michigan legislation we will be required in the future to provide a specified percentage of our power from Michigan renewable energy sources. We are implementing a strategy for complying with the existing state legislation, but we do not know what requirements may be added by federal legislation. In addition, there could be additional state requirements increasing the percentage of power required to be provided by renewable energy sources. We are actively engaged in developing renewable energy projects and identifying third party projects in which we can invest. We cannot predict the financial impact or costs associated with these future projects.

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

Regional and national economic conditions can have an unfavorable impact on us.  Our business follows the economic cycles of the customers we serve and the credit risk of counterparties we do business with. Should national or regional economic conditions deteriorate, reduced volumes of electricity, collections of accounts receivable, and reductions in federal and state energy assistance funding, and potentially higher levels of stolen electricity could result in decreased earnings and cash flow.

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

Failure to maintain the security of personally identifiable information could adversely affect us.  In connection with our business we collect and retain personally identifiable information of our customers, shareholders and employees. Our customers, shareholders and employees expect that we will adequately protect their personal information, and the United States regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of customer, shareholder, employee or DTE Electric data by cybercrime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.

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

A work interruption may adversely affect us.  Unions represent approximately 2,700 of our employees. The majority of our union employees are under a contract that expires in June 2013. We cannot predict the outcome of those negotiations. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

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

In July 2009, DTE Energy received a Notice of Violation (NOV)/Finding of Violation (FOV) from the EPA alleging, among other things, that five of DTE Electric's power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.

In August 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments at the Court of Appeals were held on November 27, 2012 and a decision is expected in early 2013.

DTE Energy and DTE Electric believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and DTE Electric cannot predict the financial impact or outcome of these matters, or the timing of its resolution.

For additional discussion on legal matters, see Notes 8 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the 138,632,324 issued and outstanding shares of common stock of DTE Electric, par value $10 per share, are owned by DTE Energy, and constitute 100% of the voting securities of DTE Electric. Therefore, no market exists for our common stock.

We paid cash dividends on our common stock of $317 million in 2012 and $305 million in 2011, and 2010.

Item 6. Selected Financial Data

Omitted per General Instruction I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7. Management’s Narrative Analysis of Results of Operations

The Management’s Narrative Analysis of Results of Operations discussion for DTE Electric is presented in accordance with General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

	2012	2011	2010
	(In millions)
Operating revenues	$5,291	$5,152	$4,993
Fuel and purchased power	1,758	1,716	1,580
Gross margin	3,533	3,436	3,413
Operation and maintenance	1,429	1,369	1,305
Depreciation and amortization	822	813	849
Taxes other than income	256	240	237
Asset (gains) losses and reserves, net	(2)	12	(6)
Operating Income	1,028	1,002	1,028
Other (Income) and Deductions	260	298	317
Income Tax Expense	282	267	270
Net Income	$486	$437	$441

Gross margin increased $97 million in 2012 and increased $23 million in 2011. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

	2012	2011
	(In millions)
2011 rate case increase and weather effect, net of 2011 RDM	$79	$29
Restoration tracker, discontinued in 2011	(47)	27
Securitization bond and tax surcharge	25	(39)
Renewable energy program	35	26
Energy optimization performance incentive	(7)	17
Low Income Energy Efficiency Fund revenue deferral	4	(23)
Regulatory mechanisms and other	8	(14)
Increase in gross margin	$97	$23

	2012	2011	2010
	(In thousands of MWh)
Electric Sales
Residential	15,666	15,907	15,726
Commercial	16,832	16,779	16,570
Industrial	9,989	9,739	10,195
Other	958	3,136	3,210
	43,445	45,561	45,701
Interconnection sales (a)	2,125	3,512	4,876
Total Electric Sales	45,570	49,073	50,577

Electric Deliveries
Retail and Wholesale	43,445	45,561	45,701
Electric Customer Choice, including self generators	5,197	5,445	5,005
Total Electric Sales and Deliveries	48,642	51,006	50,706
_______________________________________
(a) Represents power that is not distributed by DTE Electric.

Operation and maintenance expense increased $60 million in 2012 and increased $64 million in 2011. The increase in 2012 is primarily due to higher employee benefit expenses of $53 million, increased energy optimization and renewable energy expenses of $17 million, higher power plant generation expenses of $12 million, increased distribution operations expenses of $4 million and higher expenses for low income energy assistance of $4 million, partially offset by reduced restoration and line clearance expenses of $22 million and reduced uncollectible expenses of $9 million. The increase in 2011 is primarily due to higher restoration and line clearance expenses of $41 million, higher generation maintenance and outage expenses of $25 million, higher energy optimization and renewable energy expenses of $19 million, higher employee benefit expense of $9 million, partially offset by reduced contributions of $23 million to the Low Income Energy Efficiency Fund due to a court order, and reduced uncollectible expenses of $7 million.

Depreciation and amortization expense increased $9 million in 2012 due primarily to higher amortization of regulatory assets, partially offset by the net effect of lower depreciation rates on a higher depreciable base. Depreciation and amortization expense was $36 million lower in 201l due primarily to reduced amortization of regulatory assets, partially offset by expenses related to a higher depreciable base.

Asset (gains) and losses, reserves and impairments, net decreased $14 million in 2012 and increased $18 million in 2011 principally attributable to a 2011 accrual of $19 million resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by a 2011 revision of $6 million in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation and other items. See Note 7 of the Notes to the Consolidated Financial Statements.

Other (income) and deductions were lower by $38 million in 2012 and $19 million in 2011. The decrease in 2012 was due primarily to the lower contributions to the DTE Foundation of $21 million and lower interest expense of $17 million. The 2011 decrease was due to lower interest expense of $24 million, partially offset by higher contributions to the DTE Foundation of $7 million.

Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change and electric choice. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

On June 25, 2012, our Fermi 2 nuclear power plant was manually shutdown after one of the plant's two non-safety related feed-water pumps failed. Supported by a detailed analysis, DTE Electric decided to operate the plant with one feed-water pump at a reduced power level until the second feed-water pump is returned to service. The plant was restarted on July 30, 2012 which restored production to 68% of full capacity. We expect that a substantial portion of the property damage will be covered by existing insurance coverage, subject to deductibles. We are able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. We plan to seek recovery of the related incremental purchased power costs through the PSCR process. The plant is scheduled to be brought down in the first quarter of 2013 to complete the repair.

Environmental Matters  — Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards are expected to be finalized in 2013 as well as a proposed performance standard for carbon dioxide emissions from existing plants. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Electric or its customers at this time.

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

Interest Rate Risk

DTE Electric is subject to interest rate risk in connection with the issuance of debt securities. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2012 would decrease $139 million and increase $148 million, respectively.

Item 8. Financial Statements and Supplementary Data

Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Electric’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012, which is the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

(c) Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of DTE Electric Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Electric Company (formerly known as The Detroit Edison Company) and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 20, 2013

DTE Electric Company

Consolidated Statements of Operations

	Year Ended December 31
	2012	2011	2010
	(In millions)
Operating Revenues	$5,291	$5,152	$4,993
Operating Expenses
Fuel and purchased power	1,758	1,716	1,580
Operation and maintenance	1,429	1,369	1,305
Depreciation and amortization	822	813	849
Taxes other than income	256	240	237
Asset (gains) losses and reserves, net	(2)	12	(6)
	4,263	4,150	3,965
Operating Income	1,028	1,002	1,028
Other (Income) and Deductions
Interest expense	272	289	313
Interest income	(1)	—	(1)
Other income	(53)	(47)	(39)
Other expenses	42	56	44
	260	298	317
Income Before Income Taxes	768	704	711
Income Tax Expense	282	267	270
Net Income	$486	$437	$441

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Comprehensive Income

	2012	2011	2010
	(In millions)
Net income	$486	$437	$441
Other comprehensive income:
Benefit obligations, net of tax of $(1), $(2) and $—	(2)	(4)	—
Comprehensive income	$484	$433	$441

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Financial Position

	December 31
	2012	2011
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$30	$13
Restricted cash, principally Securitization	102	127
Accounts receivable (less allowance for doubtful accounts of $35 and $80, respectively)
Customer	697	709
Affiliates	5	61
Other	63	76
Inventories
Fuel	246	264
Materials and supplies	193	183
Notes receivable
Affiliates	—	26
Other	2	2
Regulatory assets	162	272
Other	77	63
	1,577	1,796
Investments
Nuclear decommissioning trust funds	1,037	937
Other	133	121
	1,170	1,058
Property
Property, plant and equipment	17,689	16,788
Less accumulated depreciation and amortization	(6,717)	(6,526)
	10,972	10,262
Other Assets
Regulatory assets	3,348	3,618
Securitized regulatory assets	413	577
Intangible assets	30	36
Notes receivable	3	4
Other	138	142
	3,932	4,377
Total Assets	$17,651	$17,493

See Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31
	2012	2011
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$52	$67
Other	350	421
Accrued interest	61	69
Current portion long-term debt, including capital leases	443	470
Regulatory liabilities	66	80
Short-term borrowings
Affiliates	80	64
Other	130	—
Other	166	230
	1,348	1,401
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,221	4,105
Securitization bonds	302	479
Capital lease obligations	1	9
	4,524	4,593
Other Liabilities
Deferred income taxes	2,761	2,701
Regulatory liabilities	483	454
Asset retirement obligations	1,557	1,440
Unamortized investment tax credit	49	57
Nuclear decommissioning	159	148
Accrued pension liability — affiliates	1,368	1,231
Accrued postretirement liability — affiliates	996	1,217
Other	103	115
	7,476	7,363

Commitments and Contingencies (Notes 8 and 14)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	1,129	960
Accumulated other comprehensive income (loss)	(22)	(20)
	4,303	4,136
Total Liabilities and Shareholder’s Equity	$17,651	$17,493
See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(In millions)
Operating Activities
Net income	$486	$437	$441
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	822	813	849
Deferred income taxes	(52)	231	322
Asset (gains) losses and reserves, net	(2)	13	(6)
Changes in assets and liabilities, exclusive of changes shown separately (Note 16)	258	(141)	(253)
Net cash from operating activities	1,512	1,353	1,353
Investing Activities
Plant and equipment expenditures	(1,230)	(1,202)	(864)
Restricted cash for debt redemption, principally Securitization	5	(3)	(25)
Notes receivable from affiliate	26	77	(21)
Proceeds from sale of nuclear decommissioning trust fund assets	97	80	377
Investment in nuclear decommissioning trust funds	(102)	(97)	(410)
Other	(26)	(32)	(60)
Net cash used for investing activities	(1,230)	(1,177)	(1,003)
Financing Activities
Issuance of long-term debt	496	609	614
Redemption of long-term debt	(587)	(554)	(652)
Short-term borrowings, net	130	—	—
Short-term borrowings from affiliate	16	64	—
Dividends on common stock	(317)	(305)	(305)
Other	(3)	(7)	(11)
Net cash used for financing activities	(265)	(193)	(354)
Net Increase (Decrease) in Cash and Cash Equivalents	17	(17)	(4)
Cash and Cash Equivalents at Beginning of the Period	13	30	34
Cash and Cash Equivalents at End of the Period	$30	$13	$30

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Changes in Shareholder’s Equity

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2009	138,632	1,386	1,810	693	(16)	3,873
Net income	—	—	—	441	—	441
Dividends declared on common stock	—	—	—	(305)	—	(305)
Balance, December 31, 2010	138,632	1,386	1,810	829	(16)	4,009
Net income	—	—	—	437	—	437
Dividends declared on common stock	—	—	—	(306)	—	(306)
Benefit obligations, net of tax	—	—	—	—	(4)	(4)
Balance, December 31, 2011	138,632	$1,386	$1,810	$960	$(20)	$4,136
Net income	—	—	—	486	—	486
Dividends declared on common stock	—	—	—	(317)	—	(317)
Benefit obligations, net of tax	—	—	—	—	(2)	(2)
Balance, December 31, 2012	138,632	$1,386	$1,810	$1,129	$(22)	$4,303

See Notes to Consolidated Financial Statements

DTE Electric Company

Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION

Corporate Structure

DTE Electric is an electric utility engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan. DTE Electric is regulated by the MPSC and the FERC. In addition, we are regulated by other federal and state regulatory agencies including the NRC, the EPA and the MDEQ.
References in this report to “we,” “us,” “our” or “Company” are to DTE Electric and its subsidiaries, collectively.

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

Principles of Consolidation

The Company consolidates all majority-owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. Non-majority owned investments include investments in limited liability companies, partnerships or joint ventures. When the Company does not influence the operating policies of an investee, the cost method is used. These consolidated financial statements also reflect the Company’s proportionate interests in certain jointly owned utility plant. The Company eliminates all intercompany balances and transactions.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2012, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

In 2001, DTE Electric financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. DTE Electric performs servicing activities including billing and collecting surcharge revenue for Securitization. This entity is a VIE, and is consolidated by the Company. The maximum risk exposure related to Securitization is reflected on the Company’s Consolidated Statements of Financial Position.

The following table summarizes the major balance sheet items at December 31, 2012 and 2011 restricted for Securitization that are either (1) assets that can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	December 31,	December 31,
	2012	2011
	(In millions)
ASSETS
Restricted cash	$102	$107
Accounts receivable	34	34
Securitized regulatory assets	413	577
Other assets	7	10
	$556	$728

LIABILITIES
Accounts payable and accrued current liabilities	$11	$14
Other current liabilities	50	55
Current portion long-term debt, including capital leases	177	164
Securitization bonds	302	479
Other long term liabilities	7	7
	$547	$719

As of December 31, 2012 and December 31, 2011, DTE Electric had $3 million and $4 million in Notes receivable, related to non-consolidated VIEs, respectively.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Revenues

Revenues from the sale and delivery of electricity are recognized as services are provided. The Company records revenues for electricity provided but unbilled at the end of each month. Rates for DTE Electric include provisions to adjust billings for fluctuations in fuel and purchased power costs, and certain other costs. Revenues are adjusted for differences between actual costs subject to reconciliation and the amounts billed in current rates. Under or over recovered revenues related to these cost recovery mechanisms are recorded on the Consolidated Statements of Financial Position and are recovered or returned to customers through adjustments to the billing factors.

See Note 8 for further discussion of recovery mechanisms authorized by the MPSC.

Accounting for ISO Transactions

DTE Electric participates in the energy market through MISO. MISO requires that we submit hourly day-ahead, real- time and FTR bids and offers for energy at locations across the MISO region. DTE Electric accounts for MISO transactions on a net hourly basis in each of the day-ahead, real-time and FTR markets and net transactions across all MISO energy market locations. In any single hour DTE Electric records net purchases in Fuel and purchased power and net sales in Operating revenues on the Consolidated Statements of Operations. DTE Electric records net sale billing adjustments when invoices are received. DTE Electric records expense accruals for future net purchases adjustments based on historical experience, and reconciles accruals to actual expenses when invoices are received from MISO.

Comprehensive Income

Comprehensive income is the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to accumulated other comprehensive loss for the year ended December 31, 2012 reflected changes in benefit obligations.

	Benefit	Accumulated Other Comprehensive
	Obligations	Loss
	(In millions)
Beginning balance January 1, 2012	$(20)	$(20)
Current period change	(2)	(2)
Ending balance December 31, 2012	$(22)	$(22)

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

The allowance for doubtful accounts is generally calculated using the aging approach that utilizes rates developed in reserve studies. DTE Electric establishes an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, which is typically in 21 days, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on past-due terms with customers. Customer accounts are written off when collection efforts have been exhausted. The time period for write-off was changed in 2012 from 365 days to 150 days after service has been terminated.

Unbilled revenues of $275 million and $264 million are included in customer accounts receivable at December 31, 2012 and 2011, respectively.

Notes Receivable

Notes receivable, or financing receivables, are primarily comprised of loans and are typically considered delinquent when payment is not received for periods ranging from 60 to 120 days. The Company ceases accruing interest (nonaccrual status), considers a note receivable impaired, and establishes an allowance for credit loss when it is probable that all principal and interest amounts due will not be collected in accordance with the contractual terms of the note receivable. Cash payments received on nonaccrual status notes receivable, that do not bring the account contractually current, are first applied to contractually owed past due interest, with any remainder applied to principal. Accrual of interest is generally resumed when the note receivable becomes contractually current.

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

Property, Retirement and Maintenance, and Depreciation, Depletion and Amortization

Property is stated at cost and includes construction-related labor, materials, overheads and an allowance for funds used during construction (AFUDC). The cost of properties retired is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2.

Utility property is depreciated over its estimated useful life using straight-line rates approved by the MPSC.

Depreciation and amortization expense also includes the amortization of certain regulatory assets.

Approximately $12 million and $23 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2012 and December 31, 2011, respectively. Amounts are accrued on a pro-rata basis, generally over an 18-month period, that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC. See Note 8.

The cost of nuclear fuel is capitalized. The amortization of nuclear fuel is included within Fuel and purchased power in the Consolidated Statements of Operations and is recorded using the units-of-production method.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected discounted future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Intangible Assets

The Company has certain intangible assets relating to emission allowances and renewable energy credits. Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company’s intangible assets related to emission allowances were $6 million at December 31, 2012 and $9 million at December 31, 2011. The Company’s intangible assets related to renewable energy credits were $44 million and $39 million at December 31, 2012 and December 31, 2011, respectively.

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

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation. Our allocation for 2012, 2011 and 2010 for stock-based compensation expense was approximately $42 million, $30 million and $23 million, respectively.

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

Other Accounting Policies

See the following notes for other accounting policies impacting our financial statements:

Note	Title
3	Fair Value
4	Financial and Other Derivative Instruments
7	Asset Retirement Obligations
8	Regulatory Matters
9	Income Taxes
15	Retirement Benefits and Trusteed Assets

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2012 and December 31, 2011. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

The following table presents assets measured and recorded at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$—	$116	$—	$116	$—	$129	$—	$129
Nuclear decommissioning trusts	694	343	—	1,037	577	360	—	937
Other investments (b)	64	44	—	108	55	38	—	93
Derivative assets — FTRs	—	—	1	1	—	—	1	1
Total	$758	$503	$1	$1,262	$632	$527	$1	$1,160

Assets:
Current	$—	$116	$1	$117	$—	$129	$1	$130
Noncurrent	758	387	—	1,145	632	398	—	1,030
Total Assets	$758	$503	$1	$1,262	$632	$527	$1	$1,160
_______________________________________

(a)
At December 31, 2012 available for sale securities of $116 million, included $102 million and $14 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. At December 31, 2011 available for sale securities of $129 million, included $113 million and $16 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(b)
Available for sale equity securities at December 31, 2012 and December 31, 2011 of $5 million and $4 million are included in Other investments on the Consolidated Statements of Financial Position, respectively.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011:

	Year Ended December 31
	2012	2011
	(In millions)
Net Assets as of January 1	$1	2
Change in fair value recorded in regulatory assets/liabilities	15	2
Purchases, issuances and settlements:
Settlements	(15)	(3)
Net Assets as of December 31	$1	$1
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to regulatory assets and liabilities held at December 31, 2012 and 2011	$1	$1

No transfers between Levels 1, 2 or 3 occurred in the years ended December 31, 2012 and December 31, 2011.

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

The following table presents the carrying amount and fair value of financial instruments as of December 31, 2012 and December 31, 2011:

	December 31, 2012				December 31, 2011
	Carrying	Fair Value			Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Amount	Value
	(In millions)
Notes receivable, excluding capital leases	$5	$—	$—	$5	$6	$6
Notes receivable — affiliates	—	—	—	—	26	26
Short-term borrowings — affiliates	80	—	—	80	64	64
Short-term borrowings — other	130	—	130	—	—	—
Long-term debt	4,963	—	5,021	620	5,051	5,740

Nuclear Decommissioning Trust Funds

DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. See Note 7.

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	December 31	December 31
	2012	2011
	(In millions)
Fermi 2	$1,021	$915
Fermi 1	3	3
Low level radioactive waste	13	19
Total	$1,037	$937

At December 31, 2012, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 38% in fixed debt instruments and 1% in cash equivalents. At December 31, 2011, investments in the nuclear decommissioning trust funds consisted of approximately 57% in publicly traded equity securities, 41% in fixed debt instruments and 2% in cash equivalents. The debt securities at both December 31, 2012 and December 31, 2011 had an average maturity of approximately 6 and 7 years, respectively.

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31
	2012	2011	2010
	(In millions)
Realized gains	$37	$46	$192
Realized losses	$(31)	$(38)	$(83)
Proceeds from sales of securities	$97	$80	$377

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	December 31, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Gains	Value	Gains
	(In millions)
Equity securities	$631	$122	$533	$80
Debt securities	399	27	385	22
Cash and cash equivalents	7	—	19	—
	$1,037	$149	$937	$102

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $44 million and $67 million of unrealized losses as Regulatory assets at December 31, 2012 and 2011, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in 2012, 2011 and 2010 for Fermi 1.

Available-for-sale Securities

At December 31, 2012 and 2011, these securities are comprised primarily of money-market and equity securities. During the year ended December 31, 2012 and December 31, 2011 no amounts of unrealized losses on available for sale securities were reclassified out of other comprehensive income into net income for the periods. Gains related to trading securities held at December 31, 2012, 2011, and 2010 were $9 million, $3 million and $7 million, respectively.

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

The Company's primary market risk exposure is associated with commodity prices, credit and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. DTE Electric generates, purchases, distributes and sells electricity. DTE Electric uses forward energy contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities, until realized.

The following represents the fair value of derivative instruments as of December 31, 2012 and 2011:

	December 31
	2012	2011
	(In millions)
FTRs — Other current assets	$1	$1
Total derivatives not designated as hedging instrument	$1	$1

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $15 million in gains related to FTRs recognized in Regulatory liabilities for the year ended December 31, 2012, and $3 million in gains related to FTRs recognized in Regulatory liabilities for the year ended December 31, 2011.

The following represents the cumulative gross volume of derivative contracts outstanding as of December 31, 2012:

Commodity	Number of Units
FTRs (MWh)	49,411

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Summary of property by classification as of December 31:

	2012	2011
Property, Plant and Equipment	(In millions)
Generation	$10,383	$9,785
Distribution	7,306	7,003
Total	17,689	16,788
Less Accumulated Depreciation and Amortization
Generation	(3,880)	(3,946)
Distribution	(2,837)	(2,580)
Total	(6,717)	(6,526)
Net Property, Plant and Equipment	$10,972	$10,262

The Allowance for Funds used During Construction (AFUDC) capitalized during 2012 and 2011 was approximately $19 million and $9 million, respectively.

The composite depreciation rate for DTE Electric was approximately 3.3% in 2012, 2011 and 2010.

The average estimated useful life for our generation and distribution property was 40 years and 41 years, respectively, at December 31, 2012.

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

Capitalized software costs amortization expense was $62 million in 2012, $58 million in 2011 and $55 million in 2010. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2012 were $479 million and $245 million, respectively. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2011 were $501 million and $218 million, respectively. Amortization expense of capitalized software costs is estimated to be approximately $40 million annually for 2013 through 2017.

Gross property under capital leases was $6 million and $26 million at December 31, 2012 and December 31, 2011, respectively. Accumulated amortization of property under capital leases was $3 million and $14 million at December 31, 2012 and December 31, 2011, respectively.

NOTE 6 — JOINTLY OWNED UTILITY PLANT

DTE Electric has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. DTE Electric’s share of direct expenses of the jointly owned plants are included in Fuel and purchased power and Operation and maintenance expenses in the Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2012 was as follows:

			Ludington Hydroelectric
	Belle River		Pumped Storage
In-service date	1984-1985		1973
Total plant capacity	1,270	MW	1,872	MW
Ownership interest		(a)	49%
Investment (in millions)	$1,661		$199
Accumulated depreciation (in millions)	$953		$164
_________________________________

(a)
DTE Electric’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.

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

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

The Company has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants, dismantlement of facilities located on leased property and various other operations. The Company has conditional retirement obligations for asbestos and PCB removal at certain of its power plants and various distribution equipment. The Company recognizes such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free rate. In its regulated operations, the Company recognizes regulatory assets or liabilities for timing differences in expense recognition for legal asset retirement costs that are currently recovered in rates.

If a reasonable estimate of fair value cannot be made in the period in which the retirement obligation is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. Substations, manholes and certain other distribution assets have an indeterminate life. Therefore, no liability has been recorded for these assets.

A reconciliation of the asset retirement obligations for 2012 follows:

(In millions)
Asset retirement obligations at January 1, 2012	$1,442
Accretion	91
Revision in estimated cash flows	2
Liabilities incurred	26
Liabilities settled	(4)
Asset retirement obligations at December 31, 2012	$1,557

In 2001, DTE Electric began the final decommissioning of Fermi 1, with the goal of removing the remaining radioactive material and terminating the Fermi 1 license. In 2011, based on management decisions revising the timing and estimate of cash flows, DTE Electric accrued an additional $19 million with respect to the decommissioning of Fermi 1. Management has suspended decommissioning activities and placed the facility in safe storage status. The expense amount has been recorded in Asset (gains) and losses, reserves and impairments, net on the Consolidated Statements of Operations. In addition, in 2011, based on updated studies revising the timing and estimate of cash flows, a reduction of approximately $20 million was made to the DTE Electric asset retirement obligation for asbestos removal with approximately $6 million of the decrease associated with Fermi 1 recorded in Asset (gains) and losses, reserves and impairments, net on the Consolidated Statements of Operations.

In October 2011, the MPSC approved DTE Electric's request for a reduction to the nuclear decommissioning surcharge under the assumption that it would request an extension of the Fermi 2 license for an additional 20 years beyond the term of the existing license which expires in 2025. DTE Electric expects to request the license extension in 2014. This proposed extension of the license, including the associated impact on spent nuclear fuel, resulted in a revision in estimated cash flows for the Fermi 2 asset retirement obligation of approximately $22 million in 2011. It is estimated that the cost of decommissioning Fermi 2 is $1.5 billion in 2012 dollars and $10 billion in 2045 dollars, using a 6% inflation rate. Approximately $1.5 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission Fermi 2. The Company expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.

A portion of the funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and returning the site to greenfield. This removal and greenfielding is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is reflected as the nuclear decommissioning liability. The decommissioning of Fermi 1 is funded by DTE Electric. Contributions to the Fermi 1 trust are discretionary. See Note 3 for additional discussion of Nuclear Decommissioning Trust Fund Assets.

NOTE 8 — REGULATORY MATTERS

Regulation

DTE Electric is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. DTE Electric is also regulated by the FERC with respect to financing authorization and wholesale electric activities. Regulation results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses.

The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

Regulatory Assets and Liabilities

DTE Electric is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of our businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current rate environment.

The following are balances and a brief description of the regulatory assets and liabilities at December 31:

	2012	2011
Assets	(In millions)
Recoverable pension and postretirement costs:
Pension	$1,815	$1,656
Postretirement costs	316	582
Asset retirement obligation	424	420
Recoverable Michigan income taxes	253	270
Recoverable income taxes related to securitized regulatory assets	226	316
Accrued PSCR revenue	87	147
Cost to achieve Performance Excellence Process	82	100
Other recoverable income taxes	76	81
Choice incentive mechanism	66	166
Recoverable restoration expense	49	58
Unamortized loss on reacquired debt	37	36
Enterprise Business Systems costs	16	18
Other	63	40
	3,510	3,890
Less amount included in current assets	(162)	(272)
	$3,348	$3,618
Securitized regulatory assets	$413	$577
Liabilities
Renewable energy	$230	$192
Refundable revenue decoupling / deferred gain	127	127
Asset removal costs	81	73
Over recovery of Securitization	54	53
Energy Optimization	26	24
Fermi 2 refueling outage	12	23
Refundable uncollectible expense	10	13
Low Income Energy Efficiency Fund	—	23
Other	9	6
	549	534
Less amount included in current liabilities	(66)	(80)
	$483	$454

As noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in DTE Electric's rate base, thereby providing a return on invested costs (except as noted). Certain other regulatory assets are not included in rate base but accrue recoverable carrying charges until surcharges to collect the assets are billed. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.

ASSETS

•
Recoverable pension and postretirement costs — Accounting rules for pension and postretirement benefit costs require, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. The Company records the impact of actuarial gains and losses and prior service costs as a regulatory asset since the traditional rate setting process allows for the recovery of pension and postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs. (a)

•
Asset retirement obligation — This obligation is primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant. (a)

•
Recoverable Michigan income taxes — In July 2007, the MBT was enacted by the State of Michigan. A State deferred tax liability was established, and an offsetting regulatory asset was recorded as the impact of the deferred tax liability will be reflected in rates as the related taxable temporary difference reverses and flows through current income tax expense. In May 2011, the MBT was repealed and the MCIT was enacted. The regulatory asset was remeasured to reflect the impact of the MCIT tax rate. (a)

•
Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015. (a)

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and a return on fuel and purchased power costs incurred by DTE Electric which are recoverable through the PSCR mechanism.

•
Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs are amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.

•
Other recoverable income taxes — Income taxes receivable from DTE Electric customers representing the difference in property-related deferred income taxes and amounts previously reflected in DTE Electric's rates. This asset will reverse over the remaining life of the related plant. (a)

•
Choice incentive mechanism (CIM) — Receivable for non-fuel revenues lost as a result of fluctuations in electric Customer Choice sales. The CIM was terminated in the October 20, 2011 MPSC order issued to DTE Electric.

•
Recoverable restoration expense — Receivable for the MPSC approved restoration expense tracking mechanism that tracks the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to MPSC authorization. The restoration expense tracking mechanism was terminated in the October 20, 2011 MPSC order issued to DTE Electric.

•
Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

•	Enterprise Business Systems (EBS) costs — The MPSC approved the deferral and amortization over ten years beginning in January 2009 of EBS costs that would otherwise be expensed.

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

_________________________________

(a)	Regulatory assets not earning a return or accruing carrying charges.

LIABILITIES

•	Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.

•
Refundable revenue decoupling/deferred gain — At December 31, 2011, amounts were accrued as refundable to DTE Electric customers for the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established by the MPSC. In 2012, the revenue decoupling liability was reversed and a new regulatory liability representing DTE Electric's obligation to refund the resulting gain was accrued. See further discussion below.

•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Over recovery of Securitization — Over recovery of securitization bond expenses.

•	Energy Optimization (EO) — Amounts collected in rates in excess of energy optimization expenditures.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.

•
Refundable uncollectible expense (UETM) — Liability for the MPSC approved uncollectible expense tracking mechanism that tracks the difference in the fluctuation in uncollectible accounts and amounts recognized pursuant to the MPSC authorization. The UETM was terminated in the October 20, 2011 MPSC order issued to DTE Electric.

•	Low Income Energy Efficiency Fund (LIEEF) — Escrow of LIEEF funds collected by DTE Electric as ordered by the MPSC pursuant to July 2011 Michigan Court of Appeals decision.

2009 Electric Rate Case Filing - Court of Appeals Decision

On April 10, 2012, the Michigan Court of Appeals (COA) issued a decision relating to an appeal of the January 2010 MPSC order in DTE Electric's January 2009 rate case filing.

The COA found that the record of evidence in the 2009 rate case order was insufficient to support the MPSC's authorization to recover costs for the pilot advanced metering infrastructure (AMI) program and remanded this matter to the MPSC. The MPSC had approved $37 million of rate base related to the AMI program in the January 2010 order. DTE Electric is currently operating its AMI program pursuant to the MPSC's approval set forth in its October 20, 2011 order, which was not reviewed by or subject to the COA's April 10, 2012 decision. On November 28, 2012, DTE Electric filed the necessary data and evidence to the MPSC supporting the AMI program expenditures. DTE Electric's AMI program expenditures are $110 million as of December 31, 2012, net of Department of Energy matching grant funds of $60 million.

The Court affirmed the use of a number of tracking mechanisms (restoration, line clearance, uncollectibles expense and choice incentive) and the peak demand computations approved in the January 2010 order. The COA also determined that the MPSC only had statutory authority to implement a Revenue Decoupling Mechanism (RDM) for gas providers, but not for electric providers, thereby reversing the MPSC's decision to authorize an RDM for DTE Electric. DTE Electric had accrued a total of $127 million of RDM refund liabilities for the 2010 and 2011 RDM reconciliation periods. No party appealed the COA decision regarding the RDM determination.

On August 1, 2012, DTE Electric filed an application for approval of accounting authority to defer for future amortization the gain resulting from the reversal of the Company's $127 million regulatory liability associated with the operation of the RDM. On August 14, 2012, the MPSC dismissed DTE Electric's initial pilot RDM reconciliation case. On September 25, 2012, the MPSC issued an order approving the Company's accounting application. As described in the accounting application, DTE Electric will amortize the new regulatory liability to income, at a monthly rate of approximately $10.6 million, beginning January 2014. It is currently anticipated that with this accounting treatment, along with other cost saving measures, DTE Electric will not need to increase base rates until 2015. If DTE Electric's base rates are increased prior to January 1, 2015, the Company will cease amortization and refund to customers the remaining unamortized balance of the new regulatory liability.

Energy Optimization (EO) Plans

The EO plan is designed to help each customer class reduce their electric usage by: 1) building customer awareness of energy efficiency options and 2) offering a diverse set of programs and participation options that result in energy savings for each customer class.

In May 2012, DTE Electric filed an application for approval of its reconciliation of its 2011 EO plan expenses. On October 31, 2012, the MPSC approved DTE Electric's reconciliation. The MPSC order also approved performance incentive surcharges for DTE Electric of $8.4 million to be applied to customer bills rendered on and after January 1, 2013.

In August 2012, DTE Electric filed an amended EO plan with the MPSC. The plan application proposed the recovery of EO expenditures for the period 2013-2015 of $224 million and further requested approval of a surcharge to recover these costs. On December 20, 2012, the MPSC approved DTE Electric's EO plan.

DTE Electric Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation

In January 2012, DTE Electric filed an application with the MPSC for approval of the reconciliation of its 2011 RETM and LCT. The Company's 2011 restoration expenses were higher than the amount provided in rates. Accordingly, DTE Electric requested net recovery of approximately $44 million. An MPSC order is expected in the first quarter of 2013.

DTE Electric Uncollectible Expense True-Up Mechanism (UETM)

In February 2012, DTE Electric filed an application with the MPSC for approval of its UETM for 2011 requesting authority to refund approximately $9 million consisting of costs related to 2011 uncollectible expense. An MPSC order is expected in the first quarter of 2013.

DTE Electric Choice Incentive Mechanism (CIM)

In January 2012, DTE Electric filed an application with the MPSC for approval of its CIM reconciliation for the period from January 1, 2011 through October 28, 2011, the termination date of the CIM pursuant to the October 20, 2011 MPSC rate order. On January 17, 2013, the MPSC approved a settlement agreement authorizing the Company to recover $63 million, plus interest, from its customers through a surcharge to be implemented over a ten-month period beginning March 2013 through December 2013.

Power Supply Cost Recovery Proceedings

The PSCR process is designed to allow DTE Electric to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. DTE Electric's power supply costs include fuel and related transportation costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowances costs, urea costs, transmission costs and MISO costs. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.

2011 PSCR Year — In March 2012, DTE Electric filed the 2011 PSCR reconciliation calculating a net under-recovery of $148 million that includes an under-recovery of $52.6 million for the 2010 PSCR year. In addition, the 2011 PSCR reconciliation includes an over-refund of $3.8 million for the 2011 refund of the self-implementation rate increase related to the 2009 electric rate case filing and a credit of $10.5 million related to the expiration of a wholesale power sales contract.

2013 Plan Year — In September 2012, DTE Electric filed its 2013 PSCR plan case seeking approval of a levelized PSCR factor of 4.74mills/kWh above the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.5 billion. The plan also includes approximately $81 million for the recovery of its projected 2012 PSCR under-recovery.

NOTE 9 — INCOME TAXES

Income Tax Summary

We are part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. We had an income tax payable to DTE Energy of $13 million at December 31, 2012 and we had an income tax receivable from DTE Energy of $48 million at December 31, 2011.

Total income tax expense varied from the statutory federal income tax rate for the following reasons:

	2012	2011	2010
	(In millions)
Income before income taxes	$768	$704	$711
Income tax expense at 35% statutory rate	$269	$246	$249
Investment tax credits	(6)	(6)	(6)
Depreciation	3	3	3
Employee Stock Ownership Plan dividends	(3)	(3)	(3)
Domestic production activities deduction	(16)	(6)	(6)
State and other income taxes, net of federal benefit	40	39	40
Other, net	(5)	(6)	(7)
Income Tax Expense	$282	$267	$270
Effective income tax rate	36.7%	38.0%	38.0%

Components of income tax expense (benefits) were as follows:

	2012	2011	2010
Current income tax expense (benefit)	(In millions)
Federal	$267	$15	$(89)
State and other income tax	67	21	37
Total current income taxes	334	36	(52)
Deferred income tax expense (benefit)
Federal	(47)	193	297
State and other income tax	(5)	38	25
Total deferred income taxes	(52)	231	322
Total	$282	$267	$270

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

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2012	2011
	(In millions)
Property, plant and equipment	$(2,578)	$(2,285)
Securitized regulatory assets	(261)	(384)
Pension and benefits	73	67
Other comprehensive income	15	15
Other, net	(24)	(182)
	$(2,775)	$(2,769)

Current deferred income tax liability (included in Current Liabilities — Other)	$(14)	$(68)
Long-term deferred income tax liabilities	$(2,761)	$(2,701)
	$(2,775)	$(2,769)

Deferred income tax assets	$557	$608
Deferred income tax liabilities	(3,332)	(3,377)
	$(2,775)	$(2,769)

The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(In millions)
Balance at January 1	$59	$18	$96
Additions for tax positions of prior years	—	45	1
Reductions for tax positions of prior years	(3)	(5)	—
Additions for tax positions of current year	—	1	6
Settlements	(52)	—	(85)
Balance at December 31	$4	$59	$18

The Company had $3 million and $4 million of unrecognized tax benefits at December 31, 2012 and at December 31, 2011, respectively, that, if recognized, would favorably impact our effective tax rate. The Company does not anticipate any material decrease in unrecognized tax benefits in the next 12 months.

The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $1 million and $2 million at December 31, 2012 and December 31, 2011, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized interest expense (income) related to income taxes of $(3) million, $1 million and $1 million in 2012, 2011 and 2010, respectively.

In 2012, DTE Energy and its subsidiaries settled a federal tax audit for the 2009 and 2010 tax years, which resulted in the recognition of $52 million of unrecognized tax benefits by Detroit Edison. The Company's federal income tax returns for years 2011 and subsequent years remain subject to examination by the IRS. The Company's Michigan Business Tax returns for the year 2008 and subsequent years is subject to examination by the State of Michigan. The Company also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

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

As a result of the enactment of the MCIT, the net state deferred tax liability was remeasured to reflect the impact of the new MCIT tax rate on cumulative temporary differences expected to reverse after the effective date. The net impact of this remeasurement was a decrease in deferred income tax liabilities of $30 million that was offset against the regulatory asset established upon the enactment of the MBT. Due to the elimination of the future tax deductions allowed under the MBT, the one-time MBT deferred tax asset that was established upon the enactment of the MBT has been remeasured to zero. The net impact of this remeasurement is a reduction of net deferred tax assets of $342 million. The $342 million decrease in deferred tax assets was offset against the regulatory liabilities established upon enactment of the MBT.

Consistent with the original establishment of these deferred tax assets (liabilities), no recognition of these non-cash transactions have been reflected in the Consolidated Statements of Cash Flows.

NOTE 10 — LONG-TERM DEBT

The Company's long-term debt outstanding and weighted average interest rates(a) of debt outstanding at December 31 were:

	2012	2011
Taxable Debt, Principally Secured	(In millions)
5.0% due 2013 to 2042	$3,777	$3,515
Tax- Exempt Revenue Bonds (b)
5.3% due 2014 to 2038	707	893
	4,484	4,408
Less amount due within one year	(263)	(303)
	$4,221	$4,105

Securitization Bonds
6.6% due 2013 to 2015	$479	$643
Less amount due within one year	(177)	(164)
	$302	$479
_________________________________

(a)	Weighted average interest rates as of December 31, 2012 are shown below the description of each category of debt.

(b)	Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

Debt Issuances

In 2012, the Company issued the following long-term debt:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
June	Mortgage Bonds (a)	2.65%	2022	$250
June	Mortgage Bonds (a)	3.95%	2042	250
				$500
_____________________________

(a)	Proceeds were used for the early redemption of DTE Electric long-term debt; for the repayment of short-term borrowings; and for general corporate purposes.

Debt Redemptions

In 2012, the following debt was redeemed:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March/September	Securitization Bonds	6.42%	2012	$164
April	Mortgage Bonds	7.90%	2012	10
April	Mortgage Bonds	8.36%	2012	3
July	Senior Notes	5.20%	2012	225
December	Tax Exempt Bonds	3.05%	2024	65
December	Tax Exempt Bonds	5.45%	2032	64
December	Tax Exempt Bonds	5.25%	2032	56
				$587

The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2018 &
	2013	2014	2015	2016	2017	thereafter	Total
	(In millions)
Amount to mature	$440	$500	$315	$151	$—	$3,565	$4,971

Cross Default Provisions

Substantially all of the net properties of DTE Electric are subject to the lien of its mortgage. Should DTE Electric fail to timely pay its indebtedness under this mortgage, such failure may create cross defaults in the indebtedness of DTE Energy.

NOTE 11 — PREFERRED AND PREFERENCE SECURITIES

At December 31, 2012, DTE Electric had approximately 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 12 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Electric has a $300 million unsecured revolving credit agreement with a syndicate of 20 banks that may be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.5% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in October 2016. At December 31, 2012, there was $130 million outstanding against this facility, while there were no amounts outstanding against this facility at December 31, 2011.

The agreement requires the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2012, the total funded debt to total capitalization ratio for DTE Electric was 0.52 to 1.

The weighted average interest rate for short-term borrowings was 0.4% at December 31, 2012.

NOTE 13 — CAPITAL AND OPERATING LEASES

The Company leases various assets under capital and operating leases, including coal railcars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2023.

Future minimum lease payments under non-cancelable leases at December 31, 2012 were:

	Capital	Operating
	Leases	Leases
	(In millions)
2013	$3	$26
2014	1	21
2015	—	18
2016	—	16
2017	—	16
Thereafter	—	66
Total minimum lease payments	4	$163
Less imputed interest	—
Present value of net minimum lease payments	4
Less current portion	(3)
Non-current portion	$1

Rental expense for operating leases was $29 million in 2012, $27 million in 2011, and $22 million in 2010. Contingent rental payments of $27 million were incurred in 2012 related to power purchase agreements. The contingent payments are based upon delivery of energy and renewable energy credits, which are dependent upon future production.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric has spent approximately $1.9 billion through 2012. The Company estimates DTE Electric will make capital expenditures of approximately $335 million in 2013 and up to approximately $1.6 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, requires further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U. S. Court of Appeals for the District of Columbia Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals decision regarding the CSAPR was denied on January 24, 2013. The Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The EGU MACT requires reductions of mercury and other hazardous air pollutants beginning in 2015. Because these rules were recently finalized and technologies to comply are still being tested, it is not possible to quantify the impact of these rulemakings.

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five DTE Electric power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. An additional NOV/FOV was received in June 2010 related to a recent project and outage at Unit 2 of the Monroe Power Plant.

On August 5, 2010, the U. S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the

Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating.

On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy. On October 20, 2011, the EPA caused to be filed a Notice of Appeal. Oral arguments took place on November 27, 2012 in the appeal of the August 2011 summary judgment before a three-judge panel of the Sixth Circuit Court of Appeals in Cincinnati, Ohio. A decision in this appeal is expected in early 2013. DTE Energy and DTE Electric believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the appeals process, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

On November 9, 2012, the Sierra Club filed a Notice of Intent to Sue DTE Electric for Violations of the Clean Air Act at the St. Clair, Belle River, and Trenton Channel power plants. The notice cites 1,330 total exceedances of the 6-minute opacity standard at nine electric generating units over a five-year period. The Sierra Club obtained the opacity exceedance data from excess emission reports that are submitted every quarter by DTE Electric to the MDEQ. No enforcement actions have been initiated by the MDEQ over this five-year period as a result of the reported opacity exceedances. The Company will develop a strategy for responding to the petition from the Sierra Club that is expected in early 2013.

Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The proposed rule specified an eight year compliance timeline. In July 2012, the EPA announced that a notice of its final action on the rule will be issued June 2013. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2012 and 2011, the Company had $9 million and $8 million, respectively, accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.

DTE Electric owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published in June 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.

Other

In March 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). The effective dates of the major source IBMACT and CISWI regulations were stayed and a re-proposal was issued by the EPA in December 2011. The re-proposed rules may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The re-proposed regulations will provide a minimum period of three years for compliance with the applicable standards. Final IBMACT and CISWI were issued by the EPA in December 2012. The Company will assess the financial impact, if any, on current operations for compliance with the applicable new standards.

In 2010, the EPA finalized a new sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's proposed non-attainment area includes DTE Electric facilities in southwest Detroit and areas of Wayne County. Preliminary modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants. The state implementation plan process is in the preliminary stage and any required emission reductions for DTE Electric sources to meet the standard cannot be estimated currently.

Nuclear Operations

Property Insurance

DTE Electric maintains property insurance policies specifically for the Fermi 2 plant. These policies cover such items as replacement power and property damage. The Nuclear Electric Insurance Limited (NEIL) is the primary supplier of the insurance policies.

DTE Electric maintains a policy for extra expenses, including replacement power costs necessitated by Fermi 2's unavailability due to an insured event. This policy has a 12-week waiting period and provides an aggregate $490 million of coverage over a three-year period.

DTE Electric has $500 million in primary coverage and $2.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion, subject to a $1 million deductible.

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

Under the NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $31 million per event if the loss associated with any one event at any nuclear plant in the United States should exceed the accumulated funds available to NEIL.

Public Liability Insurance

As of January 1, 2013, as required by federal law, DTE Electric maintains $375 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $117.5 million could be levied against each licensed nuclear facility, but not more than $17.5 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, DTE Electric has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. DTE Electric is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and has postponed the initial offload from the spent fuel pool until 2014. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by DTE Electric through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. The settlement proceeds reduced the cost of the dry cask storage facility assets. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.

Labor Contracts

We had approximately 4,800 employees as of December 31, 2012, of which approximately 2,700 were represented by unions. The majority of our union employees are under a contract that expires in June 2013.

Purchase Commitments

As of December 31, 2012, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $0.8 billion from 2013 through 2028 as detailed in the following table:

(In millions)
2013	$475
2014	277
2015	88
2016	2
2017	2
2018 - 2028	4
$848

The Company also estimates that 2013 capital expenditures will be approximately $1.6 billion. The Company has made certain commitments in connection with expected capital expenditures.

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

See Note 8 for a discussion of contingencies related to Regulatory Matters.

NOTE 15 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

Pension Plan Benefits

DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by DTE Energy Corporate Services, LLC (LLC), a subsidiary of DTE Energy. DTE Electric is allocated net periodic benefit costs for its share of the amounts of the combined plans.

Effective January 1, 2012, the Company discontinued offering future non-represented employees a cash balance retirement plan benefit. In its place, the Company will annually contribute an amount equivalent to four percent of an employee's eligible pay to the employee's defined contribution retirement savings plan.

The Company’s policy is to fund pension costs by contributing amounts consistent with the Pension Protection Act of 2006 provisions and additional amounts when it deems appropriate. At the discretion of management, and depending upon financial market conditions, we anticipate making up to a $275 million contribution to the pension plans in 2013.

Net pension cost includes the following components:

	2012	2011	2010
	(In millions)
Service cost	$64	$55	$52
Interest cost	155	154	153
Expected return on plan assets	(166)	(168)	(171)
Amortization of:
Net loss	124	99	70
Prior service cost	1	4	5
Settlements	2	2	—
Net pension cost	$180	$146	$109

	2012	2011
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income
Net actuarial loss	$289	$437
Amortization of net actuarial loss	(125)	(99)
Amortization of prior service cost	(1)	(4)
Total recognized in Regulatory assets and Other comprehensive income	$163	$334
Total recognized in net periodic pension cost, Regulatory assets and Other comprehensive income	$343	$480
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income into net periodic benefit cost during next fiscal year
Net actuarial loss	$143	$120
Prior service cost	$1	$1

The following table reconciles the obligations, assets and funded status of the plan as well as the amount recognized as prepaid pension cost or pension liability in the Consolidated Statements of Financial Position at December 31:

	2012	2011
	(In millions)
Accumulated benefit obligation, end of year	$3,307	$2,963
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,196	$2,899
Service cost	64	55
Interest cost	155	154
Actuarial loss	342	251
Settlements	2	2
Benefits paid	(174)	(165)
Projected benefit obligation, end of year	$3,585	$3,196
Change in plan assets
Plan assets at fair value, beginning of year	$1,957	$1,936
Actual return on plan assets	220	(18)
Company contributions	208	204
Benefits paid	(174)	(165)
Plan assets at fair value, end of year	$2,211	$1,957
Funded status of the plan	$(1,374)	$(1,239)
Amount recorded as:
Current liabilities	$(6)	$(8)
Noncurrent liabilities	(1,368)	(1,231)
	$(1,374)	$(1,239)
Amounts recognized in Regulatory assets (see Note 8)
Net actuarial loss	$1,805	$1,645
Prior service cost	10	11
	$1,815	$1,656

At December 31, 2012, the benefits related to the Company’s qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2013	$182
2014	187
2015	193
2016	200
2017	208
2018 - 2022	1,145
Total	$2,115

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2012	2011	2010
Projected benefit obligation
Discount rate	4.15%	5.00%	5.50%
Rate of compensation increase	4.20%	4.20%	4.00%
Net pension costs
Discount rate	5.00%	5.50%	5.90%
Rate of compensation increase	4.20%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.75%

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

Target allocations for plan assets as of December 31, 2012 are listed below:

U.S. Large Cap Equity Securities	22%
U.S. Small Cap and Mid Cap Equity Securities	5
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	8
100%

Fair Value Measurements at December 31, 2012 and December 31, 2011 (a):

	December 31, 2012				December 31, 2011
(in Millions)	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Asset Category:
Short-term investments (b)	$—	$16	$—	$16	$—	$23	$—	$23
Equity securities
U.S. Large Cap (c)	478	31	—	509	440	27	—	467
U.S. Small/Mid Cap (d)	108	3	—	111	110	4	—	114
Non U.S. (e)	372	85	—	457	272	79	—	351
Fixed income securities (f)	61	491	—	552	61	448	—	509
Hedge Funds and Similar Investments (g)	147	56	238	441	132	40	205	377
Private Equity and Other (h)	—	—	125	125	—	—	116	116
Total	$1,166	$682	$363	$2,211	$1,015	$621	$321	$1,957
_______________________________________

(a)	See Note 3 — Fair Value for a description of levels within the fair value hierarchy.

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

The pension trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on underlying securities, using quoted prices in actively traded markets. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Electric has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Electric selectively corroborates the fair values of securities by comparison of market-based price sources.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Hedge Funds and Similar	Private Equity		Hedge Funds and Similar	Private Equity
	Investments	and Other	Total	Investments	and Other	Total
	(In millions)
Beginning Balance	$205	$116	$321	$206	$118	324
Total realized/unrealized gains (losses):
Realized gains (losses)	13	(4)	9	(3)	4	1
Unrealized gains (losses)	(3)	8	5	1	(21)	(20)
Purchases, sales and settlements:
Purchases	176	23	199	44	16	60
Sales	(153)	(18)	(171)	(43)	(1)	(44)
Ending Balance	$238	$125	$363	$205	$116	$321
The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$11	$4	$15	$3	$(20)	$(17)

There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2012 and 2011.

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credit service. The cost of these plans was $19 million, $18 million, and $17 million in each of the years ended 2012, 2011, and 2010, respectively.

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

Effective January 1, 2012, in lieu of offering future non-represented employees post-employment health care and life insurance benefits, the Company will allocate $4,000 per year to an account in a tax-exempt trust for each employee. The accumulated balance and earnings in an employee's account will vest when the employee has ten years of service, regardless of age. These funds will be available to the employee to use for health care expenses after the employee leaves the Company.

Effective January 1, 2013, the Company replaced sponsored retiree medical, prescription drug and dental coverage for current and future Medicare eligible non-represented retirees, spouses, surviving spouses, or same sex domestic partners with a Retiree Health Care Allowance (RHCA) account of $3,500 or $3,250 per year depending on their date of hire. Local 17 employees hired after September 24, 2012 will receive a $4,000per year allocation to an account in a tax-exempt trust for each employee, in lieu of offering post-employment health care and life insurance benefits. Current Local 17 employees, spouses, surviving spouse, or same sex domestic partners, who retired after November 6, 2012 will receive a RHCA of $3,250 per year upon becoming eligible for Medicare.

In January 2013, the Company contributed $120 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its VEBA trusts in 2013.

Net postretirement cost includes the following components:

	2012	2011	2010
	(In millions)
Service cost	$51	$49	$47
Interest cost	91	91	95
Expected return on plan assets	(61)	(62)	(52)
Amortization of:
Net loss	58	40	38
Prior service costs (credit)	(16)	(15)	2
Net transition asset	2	2	2
Net postretirement cost	$125	$105	$132

	2012	2011
	(In millions)
Other changes in plan assets and APBO recognized in Regulatory assets
Net actuarial loss (gain)	$(14)	$139
Amortization of net actuarial loss	(58)	(40)
Prior service cost (credit)	(207)	(3)
Amortization of prior service credit	16	15
Amortization of transition asset	(2)	(2)
Total recognized in Regulatory assets	$(265)	$109
Total recognized in net periodic pension cost and Regulatory assets	$(140)	$214
Estimated amounts to be amortized from Regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$50	$55
Prior service credit	$(69)	$(16)
Net transition obligation	$—	$2

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the Consolidated Statements of Financial Position at December 31:

	2012	2011
Change in accumulated postretirement benefit obligation	(In millions)
Accumulated postretirement benefit obligation, beginning of year	$1,868	$1,742
Service cost	51	49
Interest cost	91	91
Plan amendments	(207)	(3)
Actuarial loss	12	60
Medicare Part D subsidy	5	4
Benefits paid	(68)	(75)
Accumulated postretirement benefit obligation, end of year	$1,752	$1,868
Change in plan assets
Plan assets at fair value, beginning of year	$651	$682
Actual return on plan assets	88	(17)
Company contributions	95	66
Benefits paid	(78)	(80)
Plan assets at fair value, end of year	$756	$651
Funded status, end of year	$(996)	$(1,217)
Amount recorded as:
Non-current liabilities	$(996)	$(1,217)
Amounts recognized in Regulatory assets (see Note 8)
Net actuarial loss	$560	$633
Prior service cost	(244)	(53)
Net transition obligation	—	2
	$316	$582

At December 31, 2012, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2013	$78
2014	82
2015	87
2016	91
2017	97
2018-2022	556
$991

Assumptions used in determining the projected benefit obligation and net benefit costs are listed below:

	2012	2011	2010
Projected benefit obligation
Discount rate	4.15%	5.00%	5.50%
Health care trend rate pre- and post- 65	7.00%	7.00%	7.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year in which ultimate reached	2019	2016	2016
Net benefit costs
Discount rate	5.00%	5.50%	5.90%
Expected long-term rate of return on plan assets	8.25%	8.75%	8.75%
Health care trend rate pre- and post- 65	7.00%	7.00%	7.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year in which ultimate reached	2020	2019	2016
A one percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $21 million and increased the accumulated benefit obligation by $218 million at December 31, 2012. A one percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $13 million and would have decreased the accumulated benefit obligation by $185 million at December 31, 2012.

The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefits plans is similar to those previously described for its pension plans.

Target allocations for plan assets as of December 31, 2012 are listed below:

U.S. Equity Securities	21%
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	14
100%

Fair Value Measurements at December 31, 2012 and December 31, 2011(a):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Asset Category:	(In millions)
Short-term investments (b)	$1	$1	$—	$2	$1	$8	$—	$9
Equity securities
U.S. Large Cap (c)	122	2	—	124	116	10	—	126
U.S. Small/Mid Cap (d)	70	—	—	70	46	4	—	50
Non U.S. (e)	151	4	—	155	116	10	—	126
Fixed income securities (f)	25	162	—	187	15	156	—	171
Hedge Funds and Similar Investments (g)	68	15	78	161	53	14	63	130
Private Equity and Other (h)	—	—	57	57	—	—	39	39
Total	$437	$184	$135	$756	$347	$202	$102	$651
_______________________________________

(a)	See Note 3 — Fair Value for a description of levels within the fair value hierarchy.

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

The VEBA trusts hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on underlying securities, using quoted prices in actively traded markets. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Electric has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Electric selectively corroborates the fair values of securities by comparison of market-based price sources.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Hedge Funds and Similar Investments	Private Equity and Other	Total	Hedge Funds and Similar Investments	Private Equity and Other	Total
	(In millions)
Beginning Balance	$63	$39	$102	$52	$36	$88
Total realized/unrealized gains (losses):
Realized gains (losses)	4	(7)	(3)	(1)	1	—
Unrealized gains (losses)	—	9	9	2	(14)	(12)
Purchases, sales and settlements:
Purchases	56	25	81	45	31	76
Sales	(45)	(9)	(54)	(35)	(15)	(50)
Ending Balance	$78	$57	$135	$63	$39	$102
The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$4	$1	$5	$3	$(11)	$(8)

There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2012 and 2011.

Healthcare Legislation

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic postretirement benefit costs by $4 million in 2012, $5 million in 2011 and $5 million in 2010.

NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

	2012	2011	2010
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately	(In millions)
Accounts receivable, net	$24	$(62)	$—
Inventories	7	(53)	(71)
Recoverable pension and postretirement costs	106	(436)	(26)
Accrued pension liability — affiliates	137	271	(27)
Accounts payable	(64)	41	47
Income taxes payable/receivable	114	54	(77)
Accrued postretirement liability — affiliates	(221)	157	3
Regulatory assets	125	(18)	(77)
Other assets	108	(80)	(54)
Other liabilities	(78)	(15)	29
	$258	$(141)	$(253)

Supplementary cash information for the years ended December 31, were as follows:

	2012	2011	2010
Cash paid (received) for:	(In millions)
Interest (excluding interest capitalized)	$280	$294	$315
Income taxes	223	(18)	28

Supplementary non-cash information for the years ended December 31 were as follows:

	2012	2011	2010
	(In millions)
Change in capital expenditures not paid	$(22)	$47	$27

NOTE 17 — RELATED PARTY TRANSACTIONS

The Company has agreements with affiliated companies to sell energy for resale, purchase power, provide fuel supply services, and provide power plant operation and maintenance services. The Company has agreements with certain DTE Energy affiliates where we charge them for their use of the shared capital assets of the Company. A shared services company accumulates various corporate support services expenses and charges various subsidiaries of DTE Energy, including DTE Electric. DTE Electric records federal, state and local income taxes payable to or receivable from DTE Energy based on its federal, state and local tax provisions.

The following is a summary of transactions with affiliated companies:

	2012	2011	2010
Revenues	(In millions)
Energy sales	$2	$1	$1
Other services	11	4	7
Shared capital assets	26	30	29
Costs
Fuel and power purchases	5	1	4
Other services and interest	1	2	2
Corporate expenses (net)	322	304	294
Other
Dividends declared	317	305	305
Dividends paid	317	305	305

	December 31
	2012	2011
Assets	(In millions)
Accounts receivable	$5	$61
Income taxes receivable (included in other current assets)	—	48
Notes receivable	—	26
Liabilities
Accounts payable	52	67
Short-term borrowing	80	64
Income taxes payable (included in other current liabilities)	13
Accrued pension liability	1,368	1,231
Accrued postretirement liability	996	1,217

Our accounts receivable from affiliated companies and accounts payable to affiliated companies are payable upon demand and are generally settled in cash within a monthly business cycle.

Charitable contributions to the DTE Energy Foundation were approximately $21 million and $13 million for the years ended December 31, 2011 and 2010, respectively. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute and assist charitable organizations and does not serve a direct business or political purpose of DTE Electric.

NOTE 18 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
					Year
2012	(In millions)
Operating Revenues	$1,198	$1,289	$1,542	$1,262	$5,291
Operating Income (a)	213	265	378	172	1,028
Net Income	97	127	195	67	486
2011
Operating Revenues	1,192	1,240	1,517	1,203	5,152
Operating Income	205	235	335	227	1,002
Net Income	85	104	158	90	437
_______________________________________

(a)
In the fourth quarter of 2012, the Company recorded an adjustment that decreased operating income by $9 million ($5 million after tax) to correct other postretirement benefit expenses reported in prior periods. This adjustment is not considered material to the operating results of any of the relevant periods.

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

For the years ended December 31, 2012 and December 31, 2011 professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of DTE Electric’s annual financial statements for the years ended December 31, 2012 and December 31, 2011, respectively, and fees billed for other services rendered by PwC during those periods.

	2012	2011
Audit fees (a)	$1,248,808	$1,144,625
Audit-related fees (b)	39,000	36,250
All other fees (c)	375,000	210,000
Total	$1,662,808	$1,390,875
_______________________________________

(a)
Represents the aggregate fees for the audits of DTE Electric’s annual financial statements included in the Annual Reports on Form 10-K and for the reviews of the financial statements included in the Quarterly Reports on Form 10-Q.

(b)	Represents the aggregate fees billed for audit-related services for various attest services.

(c)	Represents consulting services for the purpose of providing advice and recommendations.

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
(1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”
(3) Exhibits.
(i)Exhibits filed herewith.

12-45	Computation of Ratio of Earnings to Fixed Charges.

23-27	Consent of PricewaterhouseCoopers LLP.

31-79	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-80	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)    Exhibits incorporated herein by reference.

Certain exhibits listed below refer to "The Detroit Edison Company" and were effective prior to the change to DTE Electric Company effective January 1, 2013.
3(a)	Articles of Incorporation of DTE Electric Company, as amended effective January 1, 2013. (Exhibit 3-1 to Form 8-K filed January 2, 2013).

3(b)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for the quarter ended September 30, 1999).

4(a)
Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Registration Statement on Form A-2 (File No. 2-4609)). (amendment)

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Registration Statement on Form S-1 (File No. 2-7136)). (amendment)

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Registration Statement on Form S-1 (File No. 2-8290)). (amendment)

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Registration Statement on Form S-1 (File No. 2-9226)). (amendment)

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Form 8-K dated September 11, 1957). (amendment)

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Registration Statement on Form S-9 (File No. 2-25664)). (amendment)

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Form 10-K for the year ended December 31, 2000). (1990 Series B and C)

Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Form 10-K for the year ended December 31, 1996). (1991 Series DP)

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Form 10-K for the year ended December 31, 2000). (amendment)

Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Form 10-Q for the quarter ended September 30, 2002). (2002 Series A and B)

Supplemental Indenture, dated as of August 1, 2003, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-235 to Form 10-Q for the quarter ended September 30, 2003). (2003 Series A)

Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)

Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated September 29, 2005). (2005 Series C)

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)

Supplemental Indenture, dated as of October 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-259 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J)

Supplemental Indenture, dated as of December 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-261 to Form 10-K for the year ended December 31, 2008). (2008 Series LT)

Supplemental Indenture, dated as of March 15, 2009 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-263 to Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT)

Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-269 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series B)

Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-271 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series A)

Supplemental Indenture, dated as of December 1, 2010, to Mortgage and Deed of Trust, dated as of October 1, 1924between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-273 to Form 10-K for the year ended December 31, 2010). (2010 Series CT)

Supplemental Indenture, dated as of March 1, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-274 to Form 10-Q for the quarter ended March 31, 2011). (2011 Series AT)

Supplemental Indenture, dated as of May 15, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-275 to Form 10-Q for the quarter ended June 30, 2011). (2011 Series B)

Supplemental Indenture, dated as of August 1, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-276 to Form 10-Q for the quarter ended September 30, 2011). (2011 Series GT)

Supplemental Indenture, dated as of August 15, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-277 to Form 10-Q for the quarter ended September 30, 2011). (2011 Series D, 2011 Series E, 2011 Series F)

Supplemental Indenture, dated as of September 1, 2011, to Mortgage and Deed to Trust, dated as of October 1, 1924 between The Detroit Edison Company and the Bank of New York Mellon Trust Company N.A. as successor trustee (Exhibit 4-278 to Detroit Edison Form 10-Q for the quarter ended September 30, 2011. (2011 Series H)

Supplemental Indenture, dated as of June 20, 2012, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-279 to Form 10-Q for the quarter ended June 30, 2012). (2012 Series A and B)

Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Registration Statement on Form S-3 (File No. 33-50325)) and indentures supplemental thereto, dated as of the dates indicated below and filed as exhibits to the filings set forth below:

Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Form 10-Q for the quarter ended September 30, 2002). (6.35% Senior Notes due 2032)

Twelfth Supplemental Indenture, dated as of August 1, 2003, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-236 to Form 10-Q for the quarter ended September 30, 2003). (5 1/2% Senior Notes due 2030)

Thirteenth Supplemental Indenture, dated as of April 1, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-237 to Form 10-Q for the quarter ended March 31, 2004). (4.875% Senior Notes Due 2029 and 4.65% Senior Notes due 2028)

Fourteenth Supplemental Indenture, dated as of July 15, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-239 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D 5.40% Senior Notes due 2014)

Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035)

Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)

Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)

Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)

Twenty-Second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)

Twenty-Fourth Supplemental Indenture, dated as of May 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-254 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)

Amendment dated June 1, 2009 to the Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (2008 Series ET Variable Rate Senior Notes due 2029) (Exhibit 4-265 to Form 10-Q for the quarter ended June 30, 2009)

Twenty-Fifth Supplemental Indenture, dated as of June 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-256 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)

Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-258 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)

Amendment dated June 1, 2009 to the Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee Exhibit 4-266 to Form 10-Q for the quarter ended June 30, 2009)

Twenty-Seventh Supplemental Indenture, dated as of October 1, 2008, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon trust Company, N.A., as successor trustee (Exhibit 4-260 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series J 6.40% Senior Notes due 2013)

Twenty-Eighth Supplemental Indenture, dated as of December 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. (Exhibit 4-262 to Detroit Edison's Form 10-K for the year ended December 31, 2008). (2008 Series LT 6.75% Senior Notes due 2038)

Twenty-Ninth Supplemental Indenture, dated as of March 15, 2009, to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-264 to Detroit Edison's Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT 6.00% Senior Notes due 2036)

Thirty-First Supplemental Indenture, dated as of August 1, 2010 to the Collateral Trust Indenture, dated as of June 1, 1993 by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-270 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series B 3.45% Senior Notes due 2020)

Thirty-Second Supplemental Indenture, dated as of September 1, 2010, to the Collateral Trust Indenture, dated as of June 1, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-272 to Form 10-Q for the quarter ended September 30, 2010.) (2010 Series A 4.89% Senior Notes due 2020)

10(a)
Securitization Property Sales Agreement dated as of March 9, 2001, between The Detroit Edison Securitization Funding LLC and The Detroit Edison Company. (Exhibit 10-42 to Form 10-Q for the quarter ended March 31, 2001).

10(b)	Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993. (Exhibit 10-48 to Form 10-K for year ended December 31, 1993).

10(c)	Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997. (Exhibit 10-5 to Form 10-K for the year ended December 31, 1996).

10(d)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997. (Exhibit 10-4 to Form 10-K for the year ended December 31, 1996).

10(e)
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

iii.    Exhibits furnished herewith.

32-79	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-80	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

DTE Electric Company

Schedule II — Valuation and Qualifying Accounts

	Year Ended December 31
	2012	2011	2010
Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statements of Financial Position)	(In millions)
Balance at Beginning of Period	$80	$93	$118
Additions:
Charged to costs and expenses	40	47	57
Charged to other accounts (a)	7	8	8
Deductions (b)	(92)	(68)	(90)
Balance At End of Period	$35	$80	$93
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY (Registrant)
Date:	February 20, 2013	By	/s/ GERARD M. ANDERSON
Gerard M. Anderson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GERARD M. ANDERSON	By	/s/ DAVID E. MEADOR
	Gerard M. Anderson		David E. Meador
	Chairman of the Board and		Director, Executive Vice President and Chief
	Chief Executive Officer		Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

By	/s/ DONNA M. ENGLAND	By	/s/ LISA A. MUSCHONG
	Donna M. England		Lisa A. Muschong
	Chief Accounting Officer		Director
(Principal Accounting Officer)

By	/s/ BRUCE D. PETERSON
Bruce D. Peterson
Director

Date: February 20, 2013

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.