Form 10-Q
period 2013-03-31
DTE Electric Co
filed 2013-04-26
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

Commission file number 1-2198

The DTE Electric Company meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.
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

DTE Electric Company

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2013
Table of Contents

Page
Definitions	1
Forward-Looking Statements	2
Part I - Financial Information	3
Items 1. Financial Statements	3
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statements of Comprehensive Income (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Narrative Analysis of Results of Operations	22
Item 4. Controls and Procedures	24
Part II - Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 6. Exhibits	26
Signature	27
EX-4-280
EX-31-81
EX-31-82
EX-32-81
EX-32-82
EX-101.INS XBRL INSTANCE DOCUMENT
EX-101.SCH XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF XBRL TAXONOMY EXTENSION DEFINITION DATABASE
EX-101.LAB XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Part I - Financial Information

Item 1. Financial Statements

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
	2013	2012
	(In millions)
Operating Revenues	$1,219	$1,198
Operating Expenses
Fuel and purchased power	372	377
Operation and maintenance	331	355
Depreciation and amortization	212	185
Taxes other than income	70	68
Asset (gains) losses and reserves, net	(1)	—
	984	985
Operating Income	235	213
Other (Income) and Deductions
Interest expense	66	69
Other income	(15)	(16)
Other expenses	6	6
	57	59
Income Before Income Taxes	178	154
Income Tax Expense	62	57
Net Income	$116	$97

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31
	2013	2012
	(In millions)
Net income	$116	$97
Other comprehensive income:
Benefit obligations, net of taxes	—	1
Comprehensive income	$116	$98

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
	2013	2012
	(In millions)
Operating Activities
Net income	$116	$97
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	212	185
Deferred income taxes	27	23
Asset (gains) losses and reserves, net	(1)	—
Changes in assets and liabilities, exclusive of changes shown separately (Note 11)	(113)	48
Net cash from operating activities	241	353
Investing Activities
Plant and equipment expenditures	(255)	(284)
Restricted cash for debt redemption, principally Securitization	57	60
Notes receivable from affiliate	—	26
Proceeds from sale of nuclear decommissioning trust fund assets	12	11
Investment in nuclear decommissioning trust funds	(16)	(15)
Other Investments	(6)	(13)
Net cash used for investing activities	(208)	(215)
Financing Activities
Issuance of long-term debt	372	—
Redemption of long-term debt	(139)	(84)
Short-term borrowings - other	(130)	22
Short-term borrowings - affiliate	(29)	6
Dividends on common stock	(85)	(76)
Other	(3)	(3)
Net cash used for financing activities	(14)	(135)
Net Increase in Cash and Cash Equivalents	19	3
Cash and Cash Equivalents at Beginning of the Period	30	13
Cash and Cash Equivalents at End of the Period	$49	$16

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$49	$30
Restricted cash, principally Securitization	45	102
Accounts receivable (less allowance for doubtful accounts of $31 and $35, respectively)
Customer	726	697
Affiliates	1	5
Other	41	63
Inventories
Fuel	192	246
Materials and supplies	194	193
Notes receivable	2	2
Regulatory assets	155	162
Other	104	77
	1,509	1,577
Investments
Nuclear decommissioning trust funds	1,083	1,037
Other	140	133
	1,223	1,170
Property
Property, plant and equipment	17,857	17,689
Less accumulated depreciation and amortization	(6,811)	(6,717)
	11,046	10,972
Other Assets
Regulatory assets	3,024	3,348
Securitized regulatory assets	369	413
Intangible assets	32	30
Notes receivable	3	3
Other	143	138
	3,571	3,932
Total Assets	$17,349	$17,651

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) - (Continued)

	March 31,	December 31,
	2013	2012
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$65	$52
Other	282	350
Accrued interest	70	61
Current portion long-term debt, including capital leases	466	443
Regulatory liabilities	116	66
Short-term borrowings
Affiliates	51	80
Other	—	130
Other	162	166
	1,212	1,348
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,531	4,221
Securitization bonds	201	302
Capital lease obligations	1	1
	4,733	4,524
Other Liabilities
Deferred income taxes	2,781	2,761
Regulatory liabilities	455	483
Asset retirement obligations	1,581	1,557
Unamortized investment tax credit	47	49
Nuclear decommissioning	165	159
Accrued pension liability — affiliates	1,276	1,368
Accrued postretirement liability — affiliates	661	996
Other	104	103
	7,070	7,476

Commitments and Contingencies (Notes 6 and 9)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	1,160	1,129
Accumulated other comprehensive income (loss)	(22)	(22)
	4,334	4,303
Total Liabilities and Shareholder’s Equity	$17,349	$17,651

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2012	138,632	$1,386	$1,810	$1,129	$(22)	$4,303
Net income	—	—	—	116	—	116
Dividends declared on common stock	—	—	—	(85)	—	(85)
Balance, March 31, 2013	138,632	$1,386	$1,810	$1,160	$(22)	$4,334

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

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

Basis of Presentation

These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2012 Annual Report on Form 10-K.

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

The Consolidated Financial Statements are unaudited, but in the Company's opinion include all adjustments necessary to a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for fiscal year ended December 31, 2013.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2013, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major balance sheet items at March 31, 2013 and December 31, 2012 restricted for Securitization that are either (1) assets that can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	March 31,	December 31,
	2013	2012
	(In millions)
ASSETS
Restricted cash	$45	$102
Accounts receivable	35	34
Securitized regulatory assets	369	413
Other assets	7	7
	$456	$556

LIABILITIES
Accounts payable and accrued current liabilities	$2	$11
Current portion long-term debt, including capital leases	189	177
Current regulatory liabilities	46	50
Securitization bonds	201	302
Other long term liabilities	8	7
	$446	$547

As of March 31, 2013 and December 31, 2012, DTE Electric had $3 million in Notes receivable, related to non-consolidated VIEs, respectively.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income is the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to accumulated other comprehensive loss for the three months ended March 31, 2013 reflected changes in benefit obligations (net of tax).

	Changes in Accumulated Other Comprehensive Loss by Component
	For The Three Months Ended March 31, 2013
	Benefit Obligations (a)	Total
	(In millions)
Beginning balance, January 1, 2013	$(22)	$(22)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	—	—
Ending balance, March 31, 2013	$(22)	$(22)
_______________________________________
(a) The amounts reclassified from accumulated other comprehensive income are included in the computation of the net periodic pension cost (see Retirement Benefits and Trusteed Assets Note 10).

Income Taxes

The Company had $3 million of unrecognized tax benefits at March 31, 2013, that, if recognized, would favorably impact its effective tax rate. The Company does not anticipate any material changes to the unrecognized tax benefits in the next twelve months.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $13 million and $9 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2013 and December 31, 2012. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

The following table presents assets measured and recorded at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$—	$59	$—	$59	$—	$116	$—	$116
Nuclear decommissioning trusts	743	340	—	1,083	694	343	—	1,037
Other investments (b)	68	48	—	116	64	44	—	108
Derivative assets — FTRs	—	—	1	1	—	—	1	1
Total	$811	$447	$1	$1,259	$758	$503	$1	$1,262

Assets:
Current	$—	$59	$1	$60	$—	$116	$1	$117
Noncurrent	811	388	—	1,199	758	387	—	1,145
Total Assets	$811	$447	$1	$1,259	$758	$503	$1	$1,262
_______________________________________

(a)
At March 31, 2013, available for sale securities of $59 million, included $45 million and $14 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. At December 31, 2012, available for sale securities of $116 million, included $102 million and $14 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(b)
Available for sale equity securities at March 31, 2013 and December 31, 2012 of $6 million and $5 million are included in Other investments on the Consolidated Statements of Financial Position, respectively.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net Assets as of January 1	$1	1
Change in fair value recorded in regulatory assets/liabilities	1	1
Purchases, issuances and settlements:
Settlements	(1)	(2)
Net Assets as of March 31	$1	$—
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2013 and March 31, 2012	$1	$—

No transfers between Levels 1, 2 or 3 occurred in the three months ended ended March 31, 2013 and March 31, 2012.

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

Nuclear Decommissioning Trusts and Other Investments

The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees determine that another price source is considered to be preferable. The Company has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Company selectively corroborates the fair values of securities by comparison of market-based price sources. Investment policies and procedures are determined by the Company's Trust Investments Department which reports to the Company's Vice President and Treasurer.

Derivative Assets and Liabilities

Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. The Company considers the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. The Company monitors the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. The Company has obtained an understanding of how these prices are derived. Additionally, the Company selectively corroborates the fair value of its transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. The Company has established a Risk Management Committee whose responsibilities include directly or indirectly ensuring all valuation methods are applied in accordance with predefined policies. The development and maintenance of our forward price curves has been assigned to our Risk Management Department, which is separate and distinct from the trading functions of the Company.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

The following table presents the carrying amount and fair value of financial instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$5	$—	$—	$5	$5	$—	$—	$5
Short-term borrowings — affiliates	51	—	—	51	80	—	—	80
Short-term borrowings — other	—	—	—	—	130	—	130	—
Long-term debt	5,197	—	5,111	711	4,963	—	5,021	620

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	March 31	December 31
	2013	2012
	(In millions)
Fermi 2	$1,066	$1,021
Fermi 1	3	3
Low level radioactive waste	14	13
Total	$1,083	$1,037

The debt securities at both March 31, 2013 and December 31, 2012 had an average maturity of approximately 6 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Realized gains	$8	$6
Realized losses	$(7)	$(4)
Proceeds from sales of securities	$12	$11

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	March 31, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Gains	Value	Gains
	(In millions)
Equity securities	$674	$158	$631	$122
Debt securities	400	24	399	27
Cash and cash equivalents	9	—	7	—
	$1,083	$182	$1,037	$149

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $42 million and $44 million of unrealized losses as Regulatory assets at March 31, 2013 and December 31, 2012, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in the three months ended March 31, 2013 and March 31, 2012 for Fermi 1.

Available-for-sale Securities

At March 31, 2013 and December 31, 2012, these securities are comprised primarily of money-market and equity securities. During the quarter ended March 31, 2013 and the year ended December 31, 2012 no amounts of unrealized losses on available for sale securities were reclassified out of other comprehensive income into net income for the periods. Gains related to available-for-sale securities held at March 31, 2013 and March 31, 2012 were $7 million for each period.

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

The following represents the fair value of derivative instruments as of March 31, 2013 and December 31, 2012:

	March 31	December 31
	2013	2012
	(In millions)
FTRs — Other current assets	$1	$1
Total derivatives not designated as hedging instrument	$1	$1

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $1 million in gains related to FTRs recognized in Regulatory liabilities for the three months ended March 31, 2013 and 2012.

The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2013:

Commodity	Number of Units
FTRs (MWh)	19,077

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the three months ended March 31, 2013 follows:

(In millions)
Asset retirement obligations at January 1, 2013	$1,557
Accretion	24
Asset retirement obligations at March 31, 2013	$1,581

NOTE 6 — REGULATORY MATTERS

DTE Electric Restoration Expense Tracking Mechanism (RETM) and Line Clearance Tracking (LCT) Reconciliation

In January 2012, DTE Electric filed an application with the MPSC for approval of the reconciliation of its 2011 RETM and LCT. The Company's 2011 restoration expenses were higher than the amount provided in rates. Accordingly, DTE Electric requested net recovery of approximately $44 million. On February 28, 2013, the MPSC approved a settlement agreement and authorized a $44 million net surcharge to recover the costs over a three-month period beginning April 1, 2013.

DTE Electric Uncollectible Expense True-Up Mechanism (UETM)

In February 2012, DTE Electric filed an application with the MPSC for approval of its UETM for 2011 requesting authority to refund approximately $9 million consisting of costs related to 2011 uncollectible expense. On February 28, 2013, the MPSC approved a settlement agreement and authorized a $9 million credit to refund the overrecovery over a one-month period beginning in April 1, 2013.

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

2012 Plan Year - In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year.

NOTE 7 — LONG-TERM DEBT

Debt Issuance

In 2013, the Company issued the following long-term debt:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Mortgage Bonds (a)	4.00%	2043	$375
				$375
_______________________________________

(a)	Proceeds were used for the early redemption of DTE Electric long-term debt, for the repayment of short-term borrowings, and for general corporate purposes.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Debt Redemptions

In 2013, the following debt was redeemed:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Securitization Bonds	6.42%	2013	$88
March	Tax Exempt Revenue Bonds (a)	5.30%	2030	51
				$139
_____________________________

(a)	DTE Electric Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At March 31, 2013, DTE Electric had a $300 million unsecured revolving credit agreement with a syndicate of 20 banks that could be used for general corporate borrowings, but was intended to provide liquidity support for the Company's commercial paper program. No one bank provided more than 8.5% of the commitment in the facility. Borrowings under the facility were available at prevailing short-term interest rates.

In April 2013, DTE Electric, entered into a second amended and restated five-year $300 million unsecured revolving credit agreement with a syndicate of 19 banks. No one bank provided more than 8.7% of the commitment in the facility. The amended and restated agreement extended the expiration of the credit facility from October 2016 to April 2018.

At March 31, 2013, there were no amounts outstanding against the facility, while there was $130 million outstanding against the facility at December 31, 2012.

The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2013, the total funded debt to total capitalization ratio for DTE Electric was 0.53 to 1 and in compliance with this financial covenant.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric has spent approximately $1.9 billion through 2012. The Company estimates DTE Electric will make capital expenditures of approximately $335 million in 2013 and up to approximately $1.8 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. In March 2013, several parties, including the EPA, appealed the D.C. Circuit's decision to vacate the CSAPR to the U.S. Supreme Court.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in 2015. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to operate in compliance with MATS.

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five DTE Electric power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a project and outage at Unit 2 of the Monroe Power Plant. In March 2013, DTE Energy received a supplemental NOV from the EPA relating to the July 2009 NOV/FOV. The supplemental NOV alleged additional violations relating to the New Source Review provisions under the Clean Air Act, among other things.

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments at the Court of Appeals were held on November 27, 2012. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court on a single issue related to a procedural component of the New Source Review permitting program.

DTE Electric believes that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

On March 12, 2013, the Sierra Club filed suit against DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin the Company from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. DTE Electric cannot predict the financial impact or outcome of this matter, or timing of its resolution.

Water - In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The proposed rule specified an eight year compliance timeline. In July 2012, the EPA announced that a notice of its final action on the rule will be issued in June 2013. On April 19, 2013, the EPA proposed revised steam electric effluent guidelines including multiple possible options. The rules are expected to be finalized by April 2014. It is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2013 and at December 31, 2012, the Company had $9 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.

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

Other

In March 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). The effective dates of the major source IBMACT and CISWI regulations were stayed and a re-proposal was issued by the EPA in December 2011. Final IBMACT and CISWI were issued by the EPA in December 2012. The Company is developing compliance plans to upgrade or convert existing industrial boilers to natural gas and to perform required energy assessments in compliance with the applicable new standards. Capital costs for the boiler conversions and the expenses for the one-time energy assessments are not expected to be material.

In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's proposed non-attainment area includes DTE Electric facilities in southwest Detroit and areas of Wayne County. Preliminary modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants. The state implementation plan process is in the information gathering stage and any required emission reductions for DTE Electric sources to meet the standard cannot be estimated currently.

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

DTE Electric has $500 million in primary coverage and $2.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion, subject to a $1 million deductible. As of April 1, 2013, the total limit for property damage for non-nuclear events is $1.8 billion and an aggregate of $327 million of coverage for extra expenses over a two year period.

In 2007, the Terrorism Risk Insurance Extension Act of 2005 (TRIA) was extended through December 31, 2014. A major change in the extension is the inclusion of “domestic” acts of terrorism in the definition of covered or “certified” acts. For multiple terrorism losses caused by acts of terrorism not covered under the TRIA occurring within one year after the first loss

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

from terrorism, the NEIL policies would make available to all insured entities up to $3.2 billion, plus any amounts recovered from reinsurance, government indemnity, or other sources to cover losses.

Under the NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $33 million per event if the loss associated with any one event at any insured nuclear plant should exceed the accumulated funds available to NEIL.

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

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by DTE Electric through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. The settlement proceeds reduced the cost of the dry cask storage facility assets. In February 2013, the U.S. Court of Appeals for the District of Columbia granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. DTE Electric will continue to pay fees to the U.S. government's nuclear waste fund pending further action by the D.C. Circuit. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.

Labor Contracts

Our contract with a bargaining unit for the majority of our represented employees was due to expire in June 2013. Early negotiations resulted in a new contract that became effective March 23, 2013. The new contract will expire in June 2017.

Purchase Commitments

As of March 31, 2013, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $0.8 billion from 2013 through 2028.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

See Note 6 for a discussion of contingencies related to Regulatory Matters.

NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Three Months Ended March 31	(In millions)
Service cost	$19	$16	$12	$13
Interest cost	36	39	18	23
Expected return on plan assets	(46)	(41)	(18)	(15)
Amortization of:
Net actuarial loss	36	30	12	14
Prior service cost (credit)	—	—	(17)	(4)
Net transition liability	—	—	—	1
Settlements	—	2	—	—
Net periodic benefit cost	$45	$46	$7	$32

Pension and Other Postretirement Contributions

In March 2013, the Company contributed $100 million to its pension plans, including a contribution of DTE Energy common stock of $50 million. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $175 million contribution to its pension plans in 2013.

In January 2013, the Company contributed $120 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its other postretirement benefit plans in 2013.

Re-Measurement of Other Postretirement Benefit Obligation

In March 2013, the Company reached an agreement on a new four-year labor contract with certain represented employees. As a term of the agreement, the Company replaced sponsored retiree medical, prescription drug and dental coverage for future

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Medicare eligible retirees with a Retiree Health Care Allowance (RHCA) account of $3,250 per year. The modification in retiree health coverage will reduce future postretirement benefit costs.
Based on the impact of such benefit cost savings on the financial statements, the Company re-measured its retiree health plan as of March 31, 2013. In performing the re-measurement, the Company updated its significant actuarial assumptions, including an adjustment to the discount rate from 4.15% at December 31, 2012 to 4.30% at March 31, 2013. Plan assets were also updated to reflect fair value as of the re-measurement date. As a result of the re-measurement, the accumulated postretirement benefit obligation (APBO) was reduced by $192 million. The Company's Accrued postretirement liability - affiliates at March 31, 2013 was $661 million as compared to $996 million at December 31, 2012, a reduction of $335 million. The reduction reflects the impact of the re-measurement of the plan, January 2013 plan contributions and recognition of first quarter 2013 postretirement benefit costs and benefit payments.
Beginning April 2013, net postretirement benefit costs will be recorded based on the updated actuarial assumptions and benefit changes resulting from the new labor contracts. As a result of the re-measurement, fiscal year 2013 postretirement benefit costs are expected to decrease by approximately $51 million to an annual net benefit of $23 million.
NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

	Three Months Ended
	March 31,
	2013	2012
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately	(In millions)
Accounts receivable, net	$(3)	$30
Inventories	52	1
Accrued pension liability — affiliates	(92)	13
Accounts payable	(17)	(9)
Income taxes payable/receivable	11	33
Accrued postretirement liability — affiliates	(125)	(94)
Other assets	59	106
Other liabilities	2	(32)
	$(113)	$48

Item 2. Management’s Narrative Analysis of Results of Operations

The Management’s Narrative Analysis of Results of Operations discussion for DTE Electric is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

DTE Electric's results for the three months ended March 31, 2013 as compared to the comparable 2012 period are discussed below:

	Three Months Ended
	March 31
	2013	2012
	(In millions)
Operating revenues	$1,219	$1,198
Fuel and purchased power	372	377
Gross margin	847	821
Operation and maintenance	331	355
Depreciation and amortization	212	185
Taxes other than income	70	68
Asset (gains) losses and reserves, net	(1)	—
Operating Income	235	213
Other (Income) and Deductions	57	59
Income Tax Expense	62	57
Net Income	$116	$97
Operating Income as a Percentage of Operating Revenues	19%	18%

Gross margin increased $26 million in the first quarter of 2013. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$19
Securitization bond and tax surcharge	15
Renewable energy program	4
Low income energy assistance surcharge	(10)
Regulatory mechanisms and other	(2)
Increase in gross margin	$26

	Three Months Ended
	March 31
	2013	2012
	(In thousands of MWh)
Electric Sales
Residential	3,854	3,700
Commercial	3,923	3,885
Industrial	2,436	2,374
Other	252	259
	10,465	10,218
Interconnection sales (a)	773	527
Total Electric Sales	11,238	10,745

Electric Deliveries
Retail and Wholesale	10,465	10,218
Electric Customer Choice, including self generators (b)	1,260	1,254
Total Electric Sales and Deliveries	11,725	11,472
_______________________________________
(a) Represents power that is not distributed by DTE Electric.
(b) Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $24 million in the first quarter of 2013 due primarily to lower power plant generation expenses of $15 million, decreased low income energy assistance expenses of $10 million and lower employee benefit expenses of $9 million, partially offset by increased energy optimization and renewable energy expenses of $4 million and increased distribution operations expenses of $3 million.

Depreciation and amortization expense increased $27 million in the first quarter of 2013 due primarily to higher amortization of regulatory assets and increased depreciation expense due to a higher depreciable base.

Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change and electric choice. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

On June 25, 2012, our Fermi 2 nuclear power plant was manually shutdown after one of the plant's two non-safety related feed-water pumps failed. Supported by a detailed analysis, DTE Electric decided to operate the plant with one feed-water pump at a reduced power level until the second feed-water pump is returned to service. The plant was restarted on July 30, 2012 which restored production to nominal 68% of full capacity. We expect that a substantial portion of the property damage will be covered by existing insurance coverage, subject to deductibles. We are able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. We are seeking recovery of the related incremental purchased power costs through the PSCR process. It is estimated that the repair to the plant will be complete by the third quarter of 2013.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In July 2009, DTE Energy received a Notice of Violation (NOV)/Finding of Violation (FOV) from the EPA alleging, among other things, that five of DTE Electric's power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant. In March 2013, DTE Energy received a supplemental NOV from the EPA relating to the July 2009 NOV/FOV. The supplemental NOV alleged additional violations relating to the New Source Review provisions under the Clean Air Act, among other things.

In August 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments at the Court of Appeals were held on November 27, 2012. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court on a single issue related to procedural component of the New Source Review permitting program.

DTE Energy and DTE Electric believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and DTE Electric cannot predict the financial impact of this issue, or the timing of its resolution.

On March 13, 2013, The Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin the Company from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. DTE Energy and DTE Electric cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

Item 1A.  Risk Factors

There are various risks associated with the operations of DTE Electric. To provide a framework to understand the operating environment of DTE Electric, we provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company's 2012 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future. In addition to the risk factors set forth in our 10-K, the following updated risk could affect our performance.

A work interruption may adversely affect us. Unions represent approximately 2,700 of our employees. The labor contract that covers the majority of our represented employees was due to expire in June 2013. Early negotiations resulted in a new contract that became effective March 23, 2012. The new contract will expire in June 2017. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

Item 6. Exhibits

(i)Exhibits filed herewith:

4-280
Supplemental Indenture, dated as of March 15, 2013, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2013 Series A)

31-81	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-82	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

(ii)    Exhibits incorporated herein by reference:

10-1
Form of Second Amended and Restated DTE Electric Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 5, 2013, by and among DTE Electric Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents (Exhibit 10.01 to DTE Electric Company's Form 8-K filed on April 9, 2013).

(iii)    Exhibits furnished herewith:

32-81	Chief Executive Officer Section 906 Form 10-Q Certification

32-82	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DTE ELECTRIC COMPANY (Registrant)
Date:	April 26, 2013	By	/s/ DONNA M. ENGLAND
Donna M. England
Chief Accounting Officer
(Principal Accounting Officer)