Form 10-Q
period 2013-06-30
DTE Electric Co
filed 2013-07-26
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

All of the registrant's 138,632,324 outstanding shares of common stock are owned by DTE Energy Company.

DTE Electric Company

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2013
Table of Contents

Page
Definitions	1
Forward-Looking Statements	2
Part I - Financial Information	3
Items 1. Financial Statements	3
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statements of Comprehensive Income (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Narrative Analysis of Results of Operations	24
Item 4. Controls and Procedures	27
Part II - Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 6. Exhibits	30
Signature	31
EX-12-46
EX-31-83
EX-31-84
EX-32-83
EX-32-84
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

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

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

Part I - Financial Information

Item 1. Financial Statements

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$1,265	$1,289	$2,484	$2,487
Operating Expenses
Fuel and purchased power	435	428	807	805
Operation and maintenance	343	334	674	689
Depreciation and amortization	221	203	433	388
Taxes other than income	63	60	133	128
Asset (gains) losses and reserves, net	1	(1)	—	(1)
	1,063	1,024	2,047	2,009
Operating Income	202	265	437	478
Other (Income) and Deductions
Interest expense	68	65	134	134
Other income	(9)	(11)	(24)	(27)
Other expenses	6	9	12	15
	65	63	122	122
Income Before Income Taxes	137	202	315	356
Income Tax Expense	47	75	109	132
Net Income	$90	$127	$206	$224

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net income	$90	$127	$206	$224
Other comprehensive income:
Benefit obligations, net of taxes	1	1	1	2
Comprehensive income	$91	$128	$207	$226

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Operating Activities
Net income	$206	$224
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	433	388
Deferred income taxes	61	(9)
Asset (gains) losses and reserves, net	—	(1)
Changes in assets and liabilities, exclusive of changes shown separately (Note 11)	(83)	44
Net cash from operating activities	617	646
Investing Activities
Plant and equipment expenditures	(607)	(610)
Restricted cash for debt redemption, principally Securitization	12	14
Notes receivable from affiliate	(1)	(166)
Proceeds from sale of nuclear decommissioning trust fund assets	27	36
Investment in nuclear decommissioning trust funds	(35)	(44)
Other Investments	(15)	(7)
Net cash used for investing activities	(619)	(777)
Financing Activities
Issuance of long-term debt	371	496
Redemption of long-term debt	(152)	(97)
Short-term borrowings — other	(34)	—
Short-term borrowings — affiliate	(20)	17
Dividends on common stock	(171)	(152)
Other	(2)	(3)
Net cash (used for) from financing activities	(8)	261
Net Increase (Decrease) in Cash and Cash Equivalents	(10)	130
Cash and Cash Equivalents at Beginning of the Period	30	13
Cash and Cash Equivalents at End of the Period	$20	$143

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$20	$30
Restricted cash, principally Securitization	90	102
Accounts receivable (less allowance for doubtful accounts of $31 and $35, respectively)
Customer	789	697
Affiliates	1	5
Other	50	63
Inventories
Fuel	198	246
Materials and supplies	199	193
Notes receivable	2	2
Regulatory assets	80	162
Other	60	77
	1,489	1,577
Investments
Nuclear decommissioning trust funds	1,080	1,037
Other	142	133
	1,222	1,170
Property
Property, plant and equipment	18,167	17,689
Less accumulated depreciation and amortization	(6,887)	(6,717)
	11,280	10,972
Other Assets
Regulatory assets	2,999	3,348
Securitized regulatory assets	326	413
Intangible assets	37	30
Notes receivable	4	3
Other	144	138
	3,510	3,932
Total Assets	$17,501	$17,651

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) - (Continued)

	June 30,	December 31,
	2013	2012
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$56	$52
Other	350	350
Accrued interest	62	61
Current portion long-term debt, including capital leases	484	443
Regulatory liabilities	144	66
Short-term borrowings
Affiliates	59	80
Other	96	130
Other	164	166
	1,415	1,348
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,500	4,221
Securitization bonds	201	302
Capital lease obligations	1	1
	4,702	4,524
Other Liabilities
Deferred income taxes	2,808	2,761
Regulatory liabilities	424	483
Asset retirement obligations	1,618	1,557
Unamortized investment tax credit	45	49
Nuclear decommissioning	164	159
Accrued pension liability — affiliates	1,233	1,368
Accrued postretirement liability — affiliates	649	996
Other	104	103
	7,045	7,476

Commitments and Contingencies (Notes 6 and 9)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	1,164	1,129
Accumulated other comprehensive income (loss)	(21)	(22)
	4,339	4,303
Total Liabilities and Shareholder’s Equity	$17,501	$17,651

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2012	138,632	$1,386	$1,810	$1,129	$(22)	$4,303
Net income	—	—	—	206	—	206
Dividends declared on common stock	—	—	—	(171)	—	(171)
Benefit obligations, net of tax	—	—	—	—	1	1
Balance, June 30, 2013	138,632	$1,386	$1,810	$1,164	$(21)	$4,339

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

The Consolidated Financial Statements are unaudited, but in the Company's opinion include all adjustments necessary to a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2013, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major balance sheet items at June 30, 2013 and December 31, 2012 restricted for Securitization that are either (1) assets that can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	June 30,	December 31,
	2013	2012
	(In millions)
ASSETS
Restricted cash	$90	$102
Accounts receivable	39	34
Securitized regulatory assets	326	413
Other assets	6	7
	$461	$556

LIABILITIES
Accounts payable and accrued current liabilities	$9	$11
Current portion long-term debt, including capital leases	189	177
Current regulatory liabilities	45	50
Securitization bonds	201	302
Other long-term liabilities	8	7
	$452	$547

As of June 30, 2013 and December 31, 2012, DTE Electric had $3 million in Notes receivable, related to non-consolidated VIEs.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income is the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. As shown in the following tables, amounts recorded to accumulated other comprehensive loss for the three and six months ended June 30, 2013 reflected changes in benefit obligations.

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	Three Months Ended June 30, 2013
	Benefit Obligations (b)	Total
	(In millions)
Beginning balance, March 31, 2013	$(22)	$(22)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	1	1
Net current-period other comprehensive income	1	1
Ending balance, June 30, 2013	$(21)	$(21)

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	Six Months Ended June 30, 2013
	Benefit Obligations (b)	Total
	(In millions)
Beginning balance, December 31, 2012	$(22)	$(22)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	1	1
Net current-period other comprehensive income	1	1
Ending balance, June 30, 2013	$(21)	$(21)
_______________________________________
(a) All amounts are net of tax.
(b) The amounts reclassified from accumulated other comprehensive income are included in the computation of the net periodic pension cost (see Retirement Benefits and Trusteed Assets Note 10).

Income Taxes

The Company's effective tax rate from continuing operations for the three months ended June 30, 2013 was 34 percent as compared to 37 percent for the three months ended June 30, 2012. The Company's effective tax rate from continuing operations for the six months ended June 30, 2013 was 35 percent as compared to 37 percent for the six months ended June 30, 2012. The decrease in the effective tax rate in 2013 is due primarily to higher production tax credits.

The Company had $3 million of unrecognized tax benefits at June 30, 2013, that, if recognized, would favorably impact its effective tax rate. The Company does not anticipate any material changes to the unrecognized tax benefits in the next twelve months.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $19 million and $11 million for the three months ended June 30, 2013 and June 30, 2012, respectively, while such allocation was $33 million and $20 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2013 and December 31, 2012. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

The following table presents assets measured and recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$—	$106	$—	$106	$—	$116	$—	$116
Nuclear decommissioning trusts	749	331	—	1,080	694	343	—	1,037
Other investments (b)	70	47	—	117	64	44	—	108
Derivative assets — FTRs	—	—	2	2	—	—	1	1
Total	$819	$484	$2	$1,305	$758	$503	$1	$1,262

Assets:
Current	$—	$106	$2	$108	$—	$116	$1	$117
Noncurrent	819	378	—	1,197	758	387	—	1,145
Total Assets	$819	$484	$2	$1,305	$758	$503	$1	$1,262
_______________________________________

(a)
At June 30, 2013, available-for-sale securities of $106 million, included $90 million and $16 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position. At December 31, 2012, available-for-sale securities of $116 million, included $102 million and $14 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position.

(b)
Available-for-sale equity securities at June 30, 2013 and December 31, 2012 of $6 million and $5 million, respectively, are included in Other investments on the Consolidated Statements of Financial Position.

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Derivative Assets and Liabilities

Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. The Company considers the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. The Company monitors the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. The Company has obtained an understanding of how these prices are derived. Additionally, the Company selectively corroborates the fair value of its transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. The Company has established a Risk Management Committee whose responsibilities include directly or indirectly ensuring all valuation methods are applied in accordance with predefined policies. The development and maintenance of our forward price curves has been assigned to our Risk Management Department, which is separate and distinct from the trading functions within the Company.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net Assets as of beginning of the period	$1	$—	$1	$1
Change in fair value recorded in regulatory assets/liabilities	3	4	4	5
Purchases, issuances and settlements:
Settlements	(2)	(2)	(3)	(4)
Net Assets as of June 30	$2	$2	$2	$2
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2013 and June 30, 2012	$2	$2	$2	$2

No transfers between Levels 1, 2 or 3 occurred in the three and six months ended ended June 30, 2013 and June 30, 2012.

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$6	$—	$—	$6	$5	$—	$—	$5
Short-term borrowings — affiliates	59	—	59	—	80	—	—	80
Short-term borrowings — other	96	—	96	—	130	—	130	—
Long-term debt	5,185	—	4,636	688	4,963	—	5,021	620

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	June 30,	December 31,
	2013	2012
	(In millions)
Fermi 2	$1,063	$1,021
Fermi 1	3	3
Low-level radioactive waste	14	13
Total	$1,080	$1,037

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Realized gains	$11	$8	$19	$14
Realized losses	$(7)	$(7)	$(14)	$(11)
Proceeds from sales of securities	$15	$25	$27	$36

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	June 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Gains	Value	Gains
	(In millions)
Equity securities	$679	$161	$631	$122
Debt securities	390	15	399	27
Cash and cash equivalents	11	—	7	—
	$1,080	$176	$1,037	$149

The debt securities at both June 30, 2013 and December 31, 2012 had an average maturity of approximately 6 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $52 million and $44 million of unrealized losses as Regulatory assets at June 30, 2013 and December 31, 2012, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in the three and six months ended June 30, 2013 and June 30, 2012 for Fermi 1.

Other Securities

At June 30, 2013 and December 31, 2012, the securities were comprised primarily of money market and equity securities. During the quarter ended June 30, 2013 and the year ended December 31, 2012 no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into net income for the periods. Gains related to trading securities held at June 30, 2013 and June 30, 2012 were $8 million and $5 million, respectively.

NOTE 4 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

The Company recognizes all derivatives at their fair value on the Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for the derivative and hedged item are recognized in earnings each period. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.

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

The following represents the fair value of derivative instruments as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In millions)
FTRs — Other current assets	$2	$1
Total derivatives not designated as hedging instrument	$2	$1

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $3 million and $4 million in gains related to FTRs recognized in Regulatory liabilities for the three and six months ended June 30, 2013, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of June 30, 2013:

Commodity	Number of Units
FTRs (MWh)	108,832

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the six months ended June 30, 2013 follows:

(In millions)
Asset retirement obligations at December 31, 2012	$1,557
Accretion	48
Revision in estimated cash flows	13
Asset retirement obligations at June 30, 2013	$1,618

NOTE 6 — REGULATORY MATTERS

Energy Optimization (EO) Plans

In May 2013, DTE Electric filed an application for approval of its reconciliation of its 2012 EO plan expenses. DTE Electric's EO reconciliation includes a cumulative $26 million net over-recovery for its 2012 EO plan. DTE Electric proposed that the calculated over-recovery for 2012 be carried forward into 2013 and used as the beginning balance for the 2013 reconciliation. In July 2013, DTE Electric filed an application with the MPSC for the biennial review of its EO plan.

Renewable Energy Plan (REP)

In June 2013, DTE Electric filed an application for the biennial review and approval of its amended REP with the MPSC requesting authority to reduce its annual surcharge revenue recovery from approximately $100 million to $15 million. The proposed level is appropriate to continue to properly implement DTE Electric's 20-year REP, to deliver cleaner, renewable electric generation to its customers, to further diversify DTE Electric's and the State of Michigan's sources of electric supply, and to address the state and national goals of increasing energy independence.

Transition of the City of Detroit's Public Lighting Department's (PLD) Customers to DTE Electric's Distribution System

Accounting Authority

On June 28, 2013, DTE Electric filed an application for accounting authority to defer certain costs associated with the transition of the City of Detroit's PLD customers to the DTE Electric distribution system over a five to seven year system conversion period. The Company requested authority to defer as a regulatory asset, all net incremental revenue requirement associated with the transition. The net incremental revenue requirement includes costs to install meters and attach customers; system and customer facility upgrades and repairs; and the difference between DTE Electric's tariff rates and any transitional rates approved in the future. On July 11, 2013, the MPSC approved DTE Electric's request to defer, for accounting purposes, the net incremental revenue requirement.
The approval excludes the request to defer the difference between DTE Electric's tariff rates and any transitional rates that might be approved by the MPSC in the future. The MPSC will address proposed rates and recovery matters in a future contested proceeding. As the accounting order did not provide a regulatory recovery mechanism, the regulatory asset will not be recognized until a regulatory recovery mechanism is put into place and the recovery of the regulatory asset becomes probable.
Transitional Reconciliation Mechanism (TRM)
On July 19, 2013, DTE Electric filed its TRM application proposing a transitional tariff option for certain former PLD customers and a modified line extension provision. The application also proposes a recovery mechanism for the deferred incremental revenue requirement described above. The application further discusses that DTE Electric will be requesting recovery, in subsequent PSCR cases, of PLD transmission delivery service costs incurred while DTE Electric is temporarily relying upon PLD to operate and maintain PLD's system during the conversion period. If the MPSC determines that the transmission costs are not recoverable in the PSCR, the Company requested recovery as part of the TRM.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

2010 PSCR Year — In March 2011, DTE Electric filed the 2010 PSCR reconciliation calculating a net under-recovery of $52.6 million that includes an over-recovery of $15.6 million for the 2009 PSCR year. In addition, the 2010 PSCR reconciliation includes an under-recovery of $7.1 million for the reconciliation of the 2007-2008 Pension Equalization Mechanism, and an over-refund of $3.8 million for the 2011 refund of the self-implemented rate increase related to the 2009 electric rate case filing. On April 25, 2013, the MPSC approved a 2010 PSCR net under-recovery of $52.6 million and the recovery of this amount as part of the 2011 PSCR reconciliation. The order also approved DTE Electric's Pension Equalization Mechanism reconciliation and authorized a one month surcharge in June 2013 and approved the recovery of the over-refund of the self-implemented rate increase related to the 2009 electric rate case filing as part of the 2011 PSCR reconciliation.

2012 Plan Year — In September 2011, DTE Energy filed its 2012 PSCR plan case seeking approval of a levelized PSCR factor of 4.18 mills/kWh above the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.4 billion. The plan also includes approximately $158 million for the recovery of its projected 2011 PSCR under-recovery. On June 28, 2013, the MPSC approved DTE Energy's 2012 PSCR plan.

NOTE 7 — LONG-TERM DEBT

Debt Issuance

In 2013, the Company issued the following long-term debt:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Mortgage Bonds (a)	4.00%	2043	$375
				$375
_______________________________________

(a)	Proceeds were used for the early redemption of DTE Electric long-term debt, for the repayment of short-term borrowings, and for general corporate purposes.

Debt Redemptions

In 2013, the following debt was redeemed:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Securitization Bonds	6.42%	2013	$88
March	Tax Exempt Revenue Bonds (a)	5.30%	2030	51
April	Other Long-Term Debt	Various	2013	13
				$152
_____________________________

(a)	DTE Electric Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Electric has a $300 million unsecured revolving credit agreement with a syndicate of 19 banks that can be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.7% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in April 2018. At June 30, 2013, there was $96 million outstanding against the facility, while there was $130 million outstanding against the facility at December 31, 2012.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The agreement requires the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreement, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2013, the total funded debt to total capitalization ratio for DTE Electric was 0.53 to 1 and in compliance with this financial covenant.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric has spent approximately $1.9 billion through 2012. The Company estimates DTE Electric will make capital expenditures of approximately $335 million in 2013 and up to approximately $1.8 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition asking the Court to review the D.C. Circuit Court's decision on CSAPR. A ruling by the Supreme Court is not expected before 2014. Notwithstanding the appeal filed with the Supreme Court, the EPA and a number of states have started working on the framework of revised CSAPR regulations which we anticipate to be proposed in the next few years.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements.

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

On March 12, 2013, The Sierra Club filed suit against DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin the Company from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The proposed rule specified an eight year compliance timeline. In July 2012, the EPA announced that a notice of its final action on the rule will be issued in June 2013. On June 27, 2013, the EPA announced an agreement to extend the deadline for issuance of the final rule until November 4, 2013. On April 19, 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by May 2014. DTE Electric is in the process of reviewing the proposal and will provide comments to the EPA within the allotted time. However, it is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2013 and at December 31, 2012, the Company had $9 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes that the likelihood of a materially greater liability than the accrued mount is remote based on current knowledge of the conditions at each site.

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

DTE Electric has $500 million in primary coverage and $2.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion, subject to a $1 million deductible. As of April 1, 2013, the total limit for property damage for non-nuclear events is $1.8 billion and an aggregate of $327 million of coverage for extra expenses over a two-year period.

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, DTE Electric has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. DTE Electric is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and anticipates initial offload from the spent fuel pool in 2014. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by DTE Electric through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. DTE Electric has begun the claims process and currently no claims submitted have been denied. The settlement proceeds reduced the cost of the dry cask storage facility assets. In February 2013, the U.S. Court of Appeals for the District of Columbia granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. DTE Electric will continue to pay fees to the U.S. government's nuclear waste fund pending further action by the D.C. Circuit. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

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

Purchase Commitments

As of June 30, 2013, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments. The Company estimates that these commitments will be approximately $0.8 billion from 2013 through 2028.

The Company also estimates that 2013 capital expenditures will be approximately $1.6 billion. The Company has made certain commitments in connection with expected capital expenditures.

Bankruptcies

The Company purchases and sells electricity from and to governmental entities and numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of its customers have filed for bankruptcy protection under the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss.

The Company provides services to the city of Detroit, Michigan (Detroit). Detroit filed for Chapter 9 bankruptcy protection on July 18, 2013. Based on average monthly revenues and typical billing and payment cycles, the Company estimates that it has pre-petition accounts receivable of approximately $18 million. Detroit has been paying amounts owed in a timely manner and its account is substantially current. The Company does not expect Detroit's bankruptcy filing to have a material impact on its financial results.
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

See Note 6 for a discussion of contingencies related to Regulatory Matters.

NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Three Months Ended June 30	(In millions)
Service cost	$19	$17	$9	$14
Interest cost	37	39	16	23
Expected return on plan assets	(47)	(42)	(19)	(16)
Amortization of:
Net actuarial loss	36	30	12	14
Prior service credit	—	—	(28)	(4)
Net periodic benefit cost	$45	$44	$(10)	$31

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Six Months Ended June 30	(In millions)
Service cost	$38	$33	$21	$27
Interest cost	73	78	34	46
Expected return on plan assets	(93)	(83)	(37)	(31)
Amortization of:
Net actuarial loss	72	60	24	28
Prior service credit	—	—	(45)	(8)
Net transition liability	—	—	—	1
Settlements	—	2	—	—
Net periodic benefit cost	$90	$90	$(3)	$63

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Pension and Other Postretirement Contributions

During the first six months of 2013, the Company contributed $150 million to its pension plans, including a contribution of DTE Energy common stock of $100 million. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $125 million contribution to its pension plans in 2013.

In January 2013, the Company contributed $120 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its other postretirement benefit plans in 2013.

Re-Measurement of Other Postretirement Benefit Obligation

In March 2013, the Company reached an agreement on a new four-year labor contract with certain represented employees. As a term of the agreement, the Company replaced sponsored retiree medical, prescription drug and dental coverage for future Medicare eligible retirees with a Retiree Health Care Allowance (RHCA) account of $3,250 per year. The modification in retiree health coverage will reduce future postretirement benefit costs.
Based on the impact of such benefit cost savings on the financial statements, the Company re-measured its retiree health plan as of March 31, 2013. In performing the re-measurement, the Company updated its significant actuarial assumptions, including an adjustment to the discount rate from 4.15% at December 31, 2012 to 4.30% at March 31, 2013. Plan assets were also updated to reflect fair value as of the re-measurement date. As a result of the re-measurement, the accumulated postretirement benefit obligation (APBO) was reduced by $192 million. The Company's Accrued postretirement benefit liability - affiliates at March 31, 2013 was $661 million as compared to $996 million at December 31, 2012, a reduction of $335 million. The reduction reflects the impact of the re-measurement of the plan, January 2013 plan contributions and recognition of first quarter 2013 postretirement benefit costs and benefit payments.
Beginning April 2013, net postretirement benefit costs were recorded based on the updated actuarial assumptions and benefit changes resulting from the new labor contracts. As a result of the re-measurement, fiscal year 2013 postretirement benefit costs are expected to decrease by approximately $51 million to an annual net benefit of approximately $23 million.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

	Six Months Ended
	June 30,
	2013	2012
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately	(In millions)
Accounts receivable, net	$(84)	$(102)
Inventories	43	3
Accrued pension liability — affiliates	(134)	(55)
Accounts payable	18	(1)
Accrued PSCR refund	60	63
Income taxes payable/receivable	(16)	102
Accrued postretirement liability — affiliates	(138)	(93)
Other assets	168	186
Other liabilities	—	(59)
	$(83)	$44

Item 2. Management’s Narrative Analysis of Results of Operations

The Management’s Narrative Analysis of Results of Operations discussion for DTE Electric is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

DTE Electric's results for the three and six months ended June 30, 2013 as compared to the comparable 2012 period are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating revenues	$1,265	$1,289	$2,484	$2,487
Fuel and purchased power	435	428	807	805
Gross margin	830	861	1,677	1,682
Operation and maintenance	343	334	674	689
Depreciation and amortization	221	203	433	388
Taxes other than income	63	60	133	128
Asset (gains) losses and reserves, net	1	(1)	—	(1)
Operating Income	202	265	437	478
Other (Income) and Deductions	65	63	122	122
Income Tax Expense	47	75	109	132
Net Income	$90	$127	$206	$224
Operating Income as a Percentage of Operating Revenues	16%	21%	18%	19%

Gross margin decreased $31 million and $5 million in the three and six months ended June 30, 2013, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Weather	$(37)	$(18)
Securitization bond and tax surcharge	9	24
Renewable energy program	4	8
Low income energy assistance surcharge	(10)	(20)
Regulatory mechanisms and other	3	1
Decrease in gross margin	$(31)	$(5)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands of MWh)
Electric Sales
Residential	3,345	3,587	7,199	7,287
Commercial	4,158	4,247	8,081	8,132
Industrial	2,675	2,563	5,111	4,938
Other	216	221	468	479
	10,394	10,618	20,859	20,836
Interconnection sales (a)	792	859	1,565	1,385
Total Electric Sales	11,186	11,477	22,424	22,221

Electric Deliveries
Retail and Wholesale	10,394	10,618	20,859	20,836
Electric Customer Choice, including self generators (b)	1,287	1,312	2,547	2,567
Total Electric Sales and Deliveries	11,681	11,930	23,406	23,403
_______________________________________
(a) Represents power that is not distributed by DTE Electric.
(b) Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense increased $9 million and decreased $15 million in the three and six months ended June 30, 2013, respectively. The increase in the second quarter was due primarily to higher power plant generation expenses of $12 million, increased uncollectible expense of $8 million, higher restoration and line clearance expenses of $6 million, increased distribution operations expenses of $5 million, increased energy optimization and renewable energy expenses of $4 million and increased legal liability expenses of $3 million, partially offset by lower employee benefit expenses of $21 million and decreased low income energy assistance expenses of $10 million. The decrease in the six-month period was primarily due to lower employee benefit expenses of $31 million, decreased low income energy assistance expenses of $20 million and lower power plant generation expenses of $3 million, partially offset by increased uncollectible expense of $9 million, higher energy optimization and renewable energy expenses of $8 million, increased distribution operations expenses of $8 million, higher restoration and line clearance expenses of $3 million and increased legal liability expenses of $3 million.

Depreciation and amortization expense increased $18 million and $45 million in the three and six months ended June 30, 2013, respectively. The increase in the second quarter was due to higher amortization of regulatory assets of $14 million and increased expense due to a higher depreciable base of $3 million. The increase in the six-month period was due to $35 million of higher amortization of regulatory assets and $9 million of increased expense due to a higher depreciable base.

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

On June 25, 2012, our Fermi 2 nuclear power plant was manually shutdown after one of the plant's two non-safety related feed-water pumps failed. Supported by a detailed analysis, DTE Electric decided to operate the plant with one feed-water pump at a reduced power level until the second feed-water pump is returned to service. The plant was restarted on July 30, 2012 which restored production to nominal 68% of full capacity. We expect that a substantial portion of the property damage will be covered by existing insurance coverage, subject to deductibles. We are able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. We are seeking recovery of the related incremental purchased power costs through the PSCR process. It is estimated that the repair to the plant will be complete by the fourth quarter of 2013.

In June 2013, the City of Detroit announced a transition of its Public Lighting Department's customers to the DTE Electric distribution system over a five to seven year system conversion period. See Note 6 of the Notes to Consolidated Financial Statements.

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards are expected, under a presidential directive issued on June 25, 2013, to be re-issued by September 20, 2013. Under the same presidential directive, the EPA is expected to propose performance standards for carbon dioxide emissions from existing plants by June 1, 2014 and issue final standards by June 1, 2015. DTE Energy will be an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Electric or its customers at this time.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five DTE Electric's power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a project and outage at Unit 2 of the Monroe Power Plant. In March 2013, DTE Energy received a supplemental NOV from the EPA relating to the July 2009 NOV/FOV. The supplemental NOV alleged additional violations relating to the New Source Review provisions under the Clean Air Act, among other things.

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements.

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

On March 13, 2013, The Sierra Club filed suit against DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

For additional discussion on legal matters, see Notes 6 and 9 of the Notes to Consolidated Financial Statements.

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

A work interruption may adversely affect us. Unions represent approximately 2,700 of our employees. The labor contract that covers the majority of our represented employees was due to expire in June 2013. Early negotiations resulted in a new contract that became effective March 23, 2012. The new contract will expire on June 5, 2017. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

Item 6. Exhibits
(i)Exhibits filed herewith:

12-46	Computation of Ratio of Earnings to Fixed Charges

31-83	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-84	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii)    Exhibits furnished herewith:

32-83	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32-84	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DTE ELECTRIC COMPANY
(Registrant)

Date:	July 26, 2013	By	/s/ DONNA M. ENGLAND
Donna M. England
Chief Accounting Officer
(Principal Accounting Officer)