Form 10-Q
period 2013-09-30
DTE Electric Co
filed 2013-10-25
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

DTE Electric Company

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2013
Table of Contents

Page
Definitions	1
Forward-Looking Statements	2
Part I - Financial Information	3
Items 1. Financial Statements	3
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statements of Comprehensive Income (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Narrative Analysis of Results of Operations	23
Item 4. Controls and Procedures	26
Part II - Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	28
Signature	29
EX-4-281
EX-12-47
EX-31-85
EX-31-86
EX-32-85
EX-32-86
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

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Electric. Words such as "anticipate," "believe," "expect," "projected" and "goals" signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	impact of electric utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation, thefts of electricity and high levels of uncollectible accounts receivable;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials and purchased power;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	binding arbitration, litigation and related appeals; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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

Part I - Financial Information

Item 1. Financial Statements

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$1,457	$1,542	$3,941	$4,029
Operating Expenses
Fuel and purchased power	487	543	1,294	1,348
Operation and maintenance	335	337	1,009	1,026
Depreciation and amortization	233	219	666	607
Taxes other than income	67	65	200	193
Asset (gains) losses and reserves, net	(3)	—	(3)	(1)
	1,119	1,164	3,166	3,173
Operating Income	338	378	775	856
Other (Income) and Deductions
Interest expense	68	70	202	204
Other income	(14)	(14)	(38)	(41)
Other expenses	7	12	19	27
	61	68	183	190
Income Before Income Taxes	277	310	592	666
Income Tax Expense	97	115	206	247
Net Income	$180	$195	$386	$419

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net income	$180	$195	$386	$419
Other comprehensive income:
Benefit obligations, net of taxes of $—, $—, $1 and $1	1	—	2	2
Comprehensive income	$181	$195	$388	$421

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Operating Activities
Net income	$386	$419
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	666	607
Nuclear fuel amortization	25	25
Allowance for equity funds used during construction	(10)	(9)
Deferred income taxes	104	(48)
Asset (gains) losses and reserves, net	(3)	(1)
Changes in assets and liabilities:
Accounts receivable, net	(40)	(13)
Inventories	53	4
Accounts payable	15	(55)
Regulatory assets and liabilities	302	280
Accrued pension liability — affiliates	(229)	(43)
Accrued postretirement liability — affiliates	(148)	(91)
Other assets	(42)	(24)
Other liabilities	(15)	171
Net cash from operating activities	1,064	1,222
Investing Activities
Plant and equipment expenditures	(946)	(855)
Restricted cash for debt redemption, principally Securitization	58	57
Notes receivable from affiliate	(4)	(252)
Proceeds from sale of nuclear decommissioning trust fund assets	40	48
Investment in nuclear decommissioning trust funds	(52)	(61)
Other Investments	(21)	(13)
Net cash used for investing activities	(925)	(1,076)
Financing Activities
Issuance of long-term debt	768	496
Redemption of long-term debt	(491)	(401)
Short-term borrowings — other	(119)	—
Short-term borrowings — affiliate	(25)	1
Dividends on common stock	(257)	(229)
Other	(2)	(3)
Net cash used for financing activities	(126)	(136)
Net Increase in Cash and Cash Equivalents	13	10
Cash and Cash Equivalents at Beginning of the Period	30	13
Cash and Cash Equivalents at End of the Period	$43	$23

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Plant and equipment expenditures in accounts payable	$155	$120

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$43	$30
Restricted cash, principally Securitization	44	102
Accounts receivable (less allowance for doubtful accounts of $35 and $35, respectively)
Customer	766	697
Affiliates	1	5
Other	19	63
Inventories
Fuel	178	246
Materials and supplies	207	193
Notes receivable	2	2
Regulatory assets	42	162
Prepaid property taxes	89	43
Other	29	34
	1,420	1,577
Investments
Nuclear decommissioning trust funds	1,139	1,037
Other	148	133
	1,287	1,170
Property
Property, plant and equipment	18,479	17,689
Less accumulated depreciation and amortization	(6,971)	(6,717)
	11,508	10,972
Other Assets
Regulatory assets	2,919	3,348
Securitized regulatory assets	280	413
Intangible assets	37	30
Notes receivable	6	3
Other	145	138
	3,387	3,932
Total Assets	$17,602	$17,651

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) - (Continued)

	September 30,	December 31,
	2013	2012
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$89	$65
Other	352	350
Accrued interest	69	61
Current portion long-term debt, including capital leases	501	443
Regulatory liabilities	192	66
Short-term borrowings
Affiliates	55	80
Other	11	130
Other	180	153
	1,449	1,348
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,639	4,221
Securitization bonds	105	302
Capital lease obligations	1	1
	4,745	4,524
Other Liabilities
Deferred income taxes	2,832	2,761
Regulatory liabilities	408	483
Asset retirement obligations	1,640	1,557
Unamortized investment tax credit	43	49
Nuclear decommissioning	172	159
Accrued pension liability — affiliates	1,138	1,368
Accrued postretirement liability — affiliates	638	996
Other	103	103
	6,974	7,476

Commitments and Contingencies (Notes 6 and 9)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,196	3,196
Retained earnings	1,258	1,129
Accumulated other comprehensive income (loss)	(20)	(22)
	4,434	4,303
Total Liabilities and Shareholder’s Equity	$17,602	$17,651

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2012	138,632	$1,386	$1,810	$1,129	$(22)	$4,303
Net income	—	—	—	386	—	386
Dividends declared on common stock	—	—	—	(257)	—	(257)
Benefit obligations, net of tax	—	—	—	—	2	2
Balance, September 30, 2013	138,632	$1,386	$1,810	$1,258	$(20)	$4,434

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

The Consolidated Financial Statements are unaudited, but in the Company's opinion include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

Certain prior year balances were reclassified to match the current year's financial statement presentation.

Principles of Consolidation

The Company consolidates all majority-owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. When the Company does not influence the operating policies of an investee, the cost method is used. These consolidated financial statements also reflect the Company’s proportionate interests in certain jointly owned utility plants. The Company eliminates all intercompany balances and transactions.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2013, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In 2001, DTE Electric financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. DTE Electric performs servicing activities including billing and collecting surcharge revenue for Securitization. This entity is a VIE and is consolidated by the Company. The maximum risk exposure related to Securitization is reflected on the Company’s Consolidated Statements of Financial Position.

The following table summarizes the major balance sheet items as of September 30, 2013 and December 31, 2012 restricted for Securitization that are either (1) assets that can be used only to settle obligations related to the Securitization or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	September 30,	December 31,
	2013	2012
	(In millions)
ASSETS
Restricted cash	$44	$102
Accounts receivable	39	34
Securitized regulatory assets	280	413
Other assets	5	7
	$368	$556

LIABILITIES
Accounts payable and accrued current liabilities	$2	$11
Current portion long-term debt, including capital leases	196	177
Current regulatory liabilities	48	50
Securitization bonds	105	302
Other long-term liabilities	8	7
	$359	$547

As of September 30, 2013 DTE Electric had no balance in Notes receivable, related to non-consolidated VIEs and at December 31, 2012 the Company had $3 million in Notes receivable, related to non-consolidated VIEs.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income is the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. As shown in the following tables, amounts recorded to accumulated other comprehensive loss for the three and nine months ended September 30, 2013 reflected changes in benefit obligations.

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	Three Months Ended September 30, 2013
	Benefit Obligations (b)	Total
	(In millions)
Beginning balance, June 30, 2013	$(21)	$(21)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	1	1
Net current-period other comprehensive income	1	1
Ending balance, September 30, 2013	$(20)	$(20)

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	Nine Months Ended September 30, 2013
	Benefit Obligations (b)	Total
	(In millions)
Beginning balance, December 31, 2012	$(22)	$(22)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	2	2
Net current-period other comprehensive income	2	2
Ending balance, September 30, 2013	$(20)	$(20)
_______________________________________
(a) All amounts are net of tax.
(b) The amounts reclassified from accumulated other comprehensive income are included in the computation of the net periodic pension cost (see Retirement Benefits and Trusteed Assets Note 10).

Intangible Assets

The Company has certain intangible assets relating to emission allowances and renewable energy credits as shown below:

	September 30,	December 31,
	2013	2012
	(In millions)
Emission allowances	$3	$6
Renewable energy credits	48	44
	51	50
Less current intangible assets	14	20
	$37	$30

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business.

Income Taxes

The Company's effective tax rate from continuing operations for the three months ended September 30, 2013 was 35 percent as compared to 37 percent for the three months ended September 30, 2012. The Company's effective tax rate from continuing operations for the nine months ended September 30, 2013 was 35 percent as compared to 37 percent for the nine months ended September 30, 2012. The decrease in the effective tax rate in 2013 is due primarily to higher production tax credits. DTE Electric had an income tax payable of $34 million at September 30, 2013 and $13 million at December 31, 2012 due to DTE Energy.

The Company had $3 million of unrecognized tax benefits at September 30, 2013, that, if recognized, would favorably impact its effective tax rate. The Company does not anticipate any material changes to the unrecognized tax benefits in the next twelve months.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $10 million and $12 million for the three months ended September 30, 2013 and September 30, 2012, respectively, while such allocation was $43 million and $32 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2013 and December 31, 2012. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

The following table presents assets measured and recorded at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$—	$61	$—	$61	$—	$116	$—	$116
Nuclear decommissioning trusts	757	382	—	1,139	694	343	—	1,037
Other investments (b)	74	48	—	122	64	44	—	108
Derivative assets — FTRs	—	—	5	5	—	—	1	1
Total	$831	$491	$5	$1,327	$758	$503	$1	$1,262

Assets:
Current	$—	$61	$5	$66	$—	$116	$1	$117
Noncurrent	831	430	—	1,261	758	387	—	1,145
Total Assets	$831	$491	$5	$1,327	$758	$503	$1	$1,262
_______________________________________

(a)
At September 30, 2013, available-for-sale securities of $61 million, included $44 million and $17 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position. At December 31, 2012, available-for-sale securities of $116 million, included $102 million and $14 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position.

(b)
Available-for-sale equity securities at September 30, 2013 and December 31, 2012 of $6 million and $5 million, respectively, are included in Other investments on the Consolidated Statements of Financial Position.

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

Nuclear Decommissioning Trusts and Other Investments

The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered to be preferable. The Company has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Company selectively corroborates the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by the Company's Trust Investments Department which reports to the Company's Vice President and Treasurer.

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

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net Assets as of beginning of the period	$2	$2	$1	$1
Change in fair value recorded in regulatory assets/liabilities	3	7	7	12
Purchases, issuances and settlements:
Settlements	—	(7)	(3)	(11)
Net Assets as of September 30	$5	$2	$5	$2
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2013 and September 30, 2012	$3	$1	$5	$2

No transfers between Levels 1, 2 or 3 occurred in the three and nine months ended September 30, 2013 and September 30, 2012.

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

The following table presents the carrying amount and fair value of financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$8	$—	$—	$8	$5	$—	$—	$5
Short-term borrowings — affiliates	55	—	—	55	80	—	—	80
Short-term borrowings — other	11	—	11	—	130	—	130	—
Long-term debt	5,245	—	5,163	426	4,963	—	5,021	620

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	September 30,	December 31,
	2013	2012
	(In millions)
Fermi 2	$1,120	$1,021
Fermi 1	3	3
Low-level radioactive waste	16	13
Total	$1,139	$1,037

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Realized gains	$11	$7	$30	$21
Realized losses	(11)	(6)	(25)	(17)
Proceeds from sales of securities	13	12	40	48

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	September 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Gains	Value	Gains
	(In millions)
Equity securities	$732	$195	$631	$122
Debt securities	395	17	399	27
Cash and cash equivalents	12	—	7	—
	$1,139	$212	$1,037	$149

The debt securities at both September 30, 2013 and December 31, 2012 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $38 million and $44 million of unrealized losses as Regulatory assets at September 30, 2013 and December 31, 2012, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in the three and nine months ended September 30, 2013 and September 30, 2012 for Fermi 1.

Other Securities

At September 30, 2013 and December 31, 2012, the securities were comprised primarily of money market and equity securities. During the quarter ended September 30, 2013 and the year ended December 31, 2012 no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income and realized into net income for the periods. Gains related to trading securities held at September 30, 2013 and September 30, 2012 were $12 million and $9 million, respectively.

NOTE 4 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

The Company recognizes all derivatives at their fair value as Derivative Assets or Liabilities on the Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For fair value hedges, changes in fair values for the derivative and hedged item are recognized in earnings each period. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In millions)
FTRs — Other current assets	$5	$1
Total derivatives not designated as hedging instrument	$5	$1

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $3 million and $7 million in gains related to FTRs recognized in Regulatory liabilities for the three and nine months ended September 30, 2013, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of September 30, 2013:

Commodity	Number of Units
FTRs (MWh)	72,875

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the nine months ended September 30, 2013 follows:

(In millions)
Asset retirement obligations at December 31, 2012	$1,557
Accretion	72
Revision in estimated cash flows	13
Liabilities settled	(2)
Asset retirement obligations at September 30, 2013	$1,640

NOTE 6 — REGULATORY MATTERS

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
The approval excludes the request to defer the difference between DTE Electric's tariff rates and any transitional rates that might be approved by the MPSC in the future. The MPSC will address proposed rates and recovery matters in a future contested proceeding. As the accounting order did not provide a regulatory recovery mechanism, a regulatory asset will not be recognized until a regulatory recovery mechanism is put into place and the recovery of the regulatory asset becomes probable.
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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

2009 Electric Rate Case Filing - Court of Appeals Remand to MPSC

In April 2012, the Michigan Court of Appeals (COA) issued a decision relating to an appeal of the January 2010 MPSC rate order in DTE Electric's January 2009 rate case filing. The COA found that the record of evidence in the January 2010 rate order was insufficient to support the MPSC's authorization to recover costs for the advanced metering infrastructure (AMI) program and remanded this matter to the MPSC. On October 17, 2013, the MPSC issued an order affirming the approximately $8 million rate increase authorized in the MPSC's January 2010 rate order for the AMI program and further concluded that the evidence presented after remand supports the authorized cost recovery.

2010 Electric Rate Case Filing - Court of Appeals Decision

In July 2013, the COA issued a decision relating to an appeal of the October 2011 MPSC order in DTE Electric's October 2010 rate case filing. The COA found that the record of evidence in the 2010 rate case order was insufficient to support the MPSC's authorization to recover costs for the AMI program and remanded this matter to the MPSC. The MPSC had approved $55 million of the average rate base related to the AMI program in the October 2011 order. DTE Electric is currently operating its AMI program pursuant to the MPSC's approval set forth in its October 20, 2011 order. On August 29, 2013, the MPSC reopened the 2010 electric rate case for the limited purpose of addressing the COA's opinion on AMI. The Company is unable to predict the outcome of this matter or the timing of its resolution.
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
2012 PSCR Year - In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes approximately $30 million of purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012 which restored production to nominal 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. We were able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of some or all of the Fermi-related purchased power costs. Resolution of this matter is expected in 2014.
Low Income Energy Assistance Fund (LIEAF)

On July 1, 2013, Michigan Public Act 95 was signed into law and created the LIEAF. The legislation allows the use of a LIEAF funding factor to be determined by the MPSC and assessed on all customer classes of Michigan electric utilities to fund the LIEAF. On July 29, 2013, the MPSC adopted a funding factor of $0.99 per meter per month for all Michigan electric utilities that are participating in the program, including DTE Electric, effective with the September 2013 billing month. The surcharge billed by DTE Electric is remitted to the State of Michigan for subsequent distribution through a grant process to social service agencies and utilities to assist low income customers.

NOTE 7 — LONG-TERM DEBT

Debt Issuances

In 2013, the following debt was issued:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Mortgage Bonds (a)	4.00%	2043	$375
August	Mortgage Bonds (a)	3.65%	2024	400
				$775
_______________________________________

(a)	Proceeds were used for the redemption of DTE Electric long-term debt, for the repayment of short-term borrowings, and for general corporate purposes.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Debt Redemptions

In 2013, the following debt was redeemed:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Securitization Bonds	6.42%	2013	$88
March	Tax Exempt Revenue Bonds (a)	5.30%	2030	51
April	Other Long-Term Debt	Various	2013	13
September	Securitization Bonds	6.62%	2015	89
September	Senior Notes	6.40%	2013	250
				$491
_____________________________

(a)	DTE Electric Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Electric has a $300 million unsecured revolving credit agreement with a syndicate of 19 banks that can be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.7% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in April 2018. At September 30, 2013, there was $11 million outstanding against the facility, while there was $130 million outstanding against the facility at December 31, 2012.

The agreement requires the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreement, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2013, the total funded debt to total capitalization ratio for DTE Electric was 0.53 to 1 and is in compliance with this financial covenant.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric has spent approximately $1.9 billion through 2012. The Company estimates DTE Electric will make capital expenditures of approximately $190 million in 2013 and up to approximately $1.8 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition asking the Court to review the D.C. Circuit Court's decision on CSAPR. A ruling by the Supreme Court is not expected before 2014. Notwithstanding the appeal filed with the Supreme Court, the EPA and a number of states have started working on the framework of revised CSAPR regulations which we anticipate to be proposed in the next few years.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015, with a potential extension to April 2016. DTE Electric has requested and been granted compliance date extensions for some units to April 2016. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. The EPA and Sierra Club motions are currently pending with the U. S. District Court Judge.

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

Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The proposed rule specified an eight year compliance timeline. In July 2012, the EPA announced that a notice of its final action on the rule will be issued in June 2013. On June 27, 2013, the EPA announced an agreement to extend the deadline for issuance of the final rule until November 4, 2013. On April 19, 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by May 2014. DTE Electric has provided comments to the EPA. However, it is not possible at this time to quantify the impacts of these developing requirements.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2013 and at December 31, 2012, the Company had $9 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes that the likelihood of a materially greater liability than the accrued amount is remote based on current knowledge of the conditions at each site.

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

In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's non-attainment area includes DTE Electric facilities in southwest Detroit and areas of Wayne County. Preliminary modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants. The state implementation plan process is in the information gathering stage and any required emission reductions for DTE Electric sources to meet the standard cannot be estimated currently.

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Under the NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $34 million per event if the loss associated with any one event at any insured nuclear plant should exceed the accumulated funds available to NEIL.

Public Liability Insurance

As required by federal law, DTE Electric maintains $375 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $127.3 million could be levied against each licensed nuclear facility, but not more than $19 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

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

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by DTE Electric through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. DTE Electric has begun the claims process and all claims submitted have been accepted. The settlement proceeds reduced the cost of the dry cask storage facility assets. In February 2013, the U.S. Court of Appeals for the District of Columbia granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. DTE Electric will continue to pay fees to the U.S. government's nuclear waste fund pending further action by the D.C. Circuit. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Labor Contracts

Our contract with a bargaining unit for the majority of our represented employees was due to expire in June 2013. Early negotiations resulted in a new contract that became effective in March 2013. The new contract will expire in June 2017.

Purchase Commitments

As of September 30, 2013, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments, renewable energy contracts and energy trading contracts. The Company estimates that these commitments will be approximately $2.6 billion from 2013 through 2034.

The Company also estimates that 2013 capital expenditures will be approximately $1.5 billion. The Company has made certain commitments in connection with expected capital expenditures.

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

The Company provides services to the city of Detroit, Michigan (Detroit). Detroit filed for Chapter 9 bankruptcy protection on July 18, 2013. The Company had pre-petition accounts receivable of approximately $20 million outstanding as of the bankruptcy filing date. Detroit has been paying amounts owed in a timely manner and its accounts are substantially current. The Company does not expect Detroit's bankruptcy filing to have a material impact on its financial results.
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

See Note 6 for a discussion of contingencies related to Regulatory Matters.

NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Three Months Ended September 30	(In millions)
Service cost	$17	$15	$6	$11
Interest cost	36	38	16	23
Expected return on plan assets	(45)	(41)	(18)	(15)
Amortization of:
Net actuarial loss	39	33	12	16
Prior service cost (credit)	1	—	(27)	(4)
Net periodic benefit cost (credit)	$48	$45	$(11)	$31

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Nine Months Ended September 30	(In millions)
Service cost	$55	$48	$27	$38
Interest cost	109	116	50	69
Expected return on plan assets	(138)	(124)	(55)	(46)
Amortization of:
Net actuarial loss	111	93	36	44
Prior service cost (credit)	1	—	(72)	(12)
Net transition liability	—	—	—	1
Settlements	—	2	—	—
Net periodic benefit cost (credit)	$138	$135	$(14)	$94

Pension and Other Postretirement Contributions

During the first nine months of 2013, the Company contributed $250 million to its pension plans, including contributions of DTE Energy common stock of $200 million. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $25 million contribution to its pension plans in 2013.

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

DTE Electric's results for the three and nine months ended September 30, 2013 as compared to the comparable 2012 period are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Operating revenues	$1,457	$1,542	$3,941	$4,029
Fuel and purchased power	487	543	1,294	1,348
Gross margin	970	999	2,647	2,681
Operation and maintenance	335	337	1,009	1,026
Depreciation and amortization	233	219	666	607
Taxes other than income	67	65	200	193
Asset (gains) losses and reserves, net	(3)	—	(3)	(1)
Operating Income	338	378	775	856
Other (Income) and Deductions	61	68	183	190
Income Tax Expense	97	115	206	247
Net Income	$180	$195	$386	$419
Operating Income as a Percentage of Operating Revenues	23%	25%	20%	21%

Gross margin decreased $29 million and $34 million in the three and nine months ended September 30, 2013, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Base sales, inclusive of weather effect	$(46)	$(58)
Securitization bond and tax surcharge	5	29
Renewable energy program	12	20
Low income energy assistance surcharge	—	(20)
Regulatory mechanisms and other	—	(5)
Decrease in gross margin	$(29)	$(34)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands of MWh)
Electric Sales
Residential	4,401	4,894	11,600	12,180
Commercial	4,504	4,602	12,585	12,734
Industrial	2,635	2,707	7,746	7,645
Other	233	238	701	717
	11,773	12,441	32,632	33,276
Interconnection sales (a)	711	441	2,276	1,827
Total Electric Sales	12,484	12,882	34,908	35,103

Electric Deliveries
Retail and Wholesale	11,773	12,441	32,632	33,276
Electric Customer Choice, including self generators (b)	1,393	1,372	3,940	3,938
Total Electric Sales and Deliveries	13,166	13,813	36,572	37,214
_______________________________________
(a) Represents power that is not distributed by DTE Electric.
(b) Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $2 million and $17 million in the three and nine months ended September 30, 2013, respectively. The decrease in the third quarter was due primarily to lower employee benefit expenses of $21 million and lower distribution operations expenses of $4 million, partially offset by higher corporate administrative expenses of $11 million, higher restoration and line clearance expenses of $4 million, increased energy optimization and renewable energy expenses of $4 million, increased uncollectible expenses of $2 million and increased low income energy assistance expenses of $2 million. The decrease in the nine-month period was primarily due to lower employee benefit expenses of $52 million, decreased low income energy assistance expenses of $18 million and lower power plant generation expenses of $2 million, partially offset by higher corporate administrative expenses of $22 million, higher energy optimization and renewable energy expenses of $12 million, increased uncollectible expenses of $11 million, higher restoration and line clearance expenses of $7 million and increased distribution operations expenses of $4 million.

Depreciation and amortization expense increased $14 million and $59 million in the three and nine months ended September 30, 2013, respectively. The increase in the third quarter was due to higher amortization of regulatory assets of $11 million and $3 million of increased expense due to a higher depreciable base. The increase in the nine-month period was due to $45 million of higher amortization of regulatory assets and $14 million of increased expense due to a higher depreciable base.

Income tax expense decreased $18 million and $41 million in the three and nine months ended September 30, 2013, respectively, due to lower pre-tax income and a decrease in the effective income tax rate primarily due to higher production tax credits.

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

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards were re-proposed on September 20, 2013, under a presidential directive issued on June 25, 2013. Under the same presidential directive, the EPA is expected to propose performance standards for carbon dioxide emissions from existing and modified plants by June 1, 2014 and issue final standards by June 1, 2015. DTE Energy will be an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Electric or its customers at this time.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. The EPA and Sierra Club motions are currently pending with the U. S. District Court Judge.

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

On March 13, 2013, the Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Energy and DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

For additional discussion on legal matters, see Notes 6 and 9 of the Notes to Consolidated Financial Statements.

Item 1A.  Risk Factors

There are various risks associated with the operations of DTE Electric. To provide a framework to understand the operating environment of DTE Electric, we have provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company's 2012 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future. In addition to the risk factors set forth in our 10-K, the following updated risk could affect our performance.

A work interruption may adversely affect us. Unions represent approximately 2,700 of our employees. The labor contract that covers the majority of our represented employees was due to expire in June 2013. Early negotiations resulted in a new contract that became effective in March 2013. The new contract will expire in June 2017. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

Item 6. Exhibits

(i) Exhibits filed herewith:

4-281
Supplemental Indenture, dated as of August 1, 2013, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2013 Series B)

12-47	Computation of Ratio of Earnings to Fixed Charges

31-85	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-86	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits furnished herewith:

32-85	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32-86	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DTE ELECTRIC COMPANY
(Registrant)

Date: October 25, 2013	By	/s/ DONNA M. ENGLAND
Donna M. England Chief Accounting Officer (Principal Accounting Officer)