Form 10-K
period 2013-12-31
DTE Electric Co
filed 2014-02-14
CIK 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
DOCUMENTS INCORPORATED BY REFERENCE
None

DTE Electric Company
Annual Report on Form 10-K
Year Ended December 31, 2013

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Company	DTE Electric Company and any subsidiary companies

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies. Formerly known as The Detroit Edison Company.

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MCIT	Michigan Corporate Income Tax

MDEQ	Michigan Department of Environmental Quality

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

NRC	United States Nuclear Regulatory Commission

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

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Electric. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation; including legislative amendments and Customer Choice programs;

•	economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation and thefts of electricity;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials and purchased power;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	binding arbitration, litigation and related appeals; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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

References in this report to “we,” “us,” “our” or “Company” are to DTE Electric and its subsidiaries. collectively.

DTE Electric is regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA and the MDEQ. Electricity is generated from our fossil-fuel plants, a hydroelectric pumped storage plant, a nuclear plant and our wind and other renewable assets, and is purchased from electricity generators, suppliers and wholesalers. The electricity we produce and purchase is sold to three major classes of customers: residential, commercial and industrial, throughout southeastern Michigan.

Revenue by Service

	2013	2012	2011
	(In millions)
Residential	$2,351	$2,354	$2,182
Commercial	1,883	1,898	1,704
Industrial	799	784	692
Other	43	150	456
Subtotal	5,076	5,186	5,034
Interconnection sales (a)	121	105	118
Total Revenue	$5,197	$5,291	$5,152
_________________________________

(a)	Represents power that is not distributed by DTE Electric.

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

Fuel Supply and Purchased Power

Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have long-term and short-term contracts for the purchase of approximately 29.4 million tons of low-sulfur western coal to be delivered from 2014 through 2016 and approximately 1.6 million tons of Appalachian coal to be delivered in 2014. All of these contracts have pricing schedules. We have approximately 92% of our 2014 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have our expected western coal rail requirements under contract through 2018. All of our expected eastern coal rail requirements are under contract through 2016. Our expected vessel transportation requirements for delivery of purchased coal to our generating facilities are under contract through 2014.

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

Generating plants owned and in service as of December 31, 2013 are shown in the following table. The Company's renewable energy generation, principally wind turbines, is described below.

	Location by Michigan	Summer Net Rated Capability (a)
Plant Name	County	(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River (b)	St. Clair	1,036	9.9	1984 and 1985
Greenwood	St. Clair	798	7.7	1979
Monroe (c)	Monroe	3,022	29.0	1971, 1973 and 1974
River Rouge	Wayne	537	5.2	1957 and 1958
St. Clair	St. Clair	1,386	13.3	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	631	6.0	1949 and 1968
		7,410	71.1
Oil or Gas-fueled Peaking Units	Various	989	9.5	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2 (d)	Monroe	1,102	10.6	1988
Hydroelectric Pumped Storage Ludington (e)	Mason	917	8.8	1973
		10,418	100.0
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

(c)	The Monroe generating plant provided 38% of DTE Electric's total 2013 power generation.

(d)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(e)	Represents DTE Electric's 49% interest in Ludington with a total capability of 1,872 MW. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

In 2008, a renewable portfolio standard was established for Michigan electric providers targeting 10% of electricity sold to retail customers from renewable energy by 2015. DTE Electric had approximately 900 MW of owned or contracted renewable energy generation, principally wind turbines located in Gratiot, Tuscola, Huron and Sanilac counties in Michigan, at December 31, 2013, which is projected to represent approximately 9.6% of electricity that will be sold to retail customers in 2015. Approximately 690 MW is in commercial operation at December 31, 2013. DTE Electric expects to meet the 10% renewable portfolio standard with the commercial operation of an additional 210 MW in 2014 and 50 MW in 2015.

DTE Electric owns and operates 669 distribution substations with a capacity of approximately 33,418,000 kilovolt-amperes (kVA) and approximately 428,600 line transformers with a capacity of approximately 23,272,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2013:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	27,739	14,578
24 kV	182	692
40 kV	2,289	383
120 kV	54	8
	30,264	15,661

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

The electric Customer Choice program in Michigan allows our electric customers to purchase their electricity from alternative electric suppliers of generation services, subject to limits. Customers choosing to purchase power from alternative electric suppliers represented approximately 10% of retail sales in 2013, 2012 and 2011. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan have placed a 10% cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance and full service customer rates. We expect that in 2014 customers choosing to purchase power from alternative electric suppliers will represent approximately 10% of retail sales.

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

(In millions)
Air	$1,420
Water	80
Contaminated and other sites	8
Estimated total future expenditures through 2021	$1,508
Estimated 2014 expenditures	$280
Estimated 2015 expenditures	$95

Air - DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide and sulfur dioxide, with further emission controls planned for reductions in mercury and other emissions. Further, additional rulemakings could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants over the next few years.

Water - In response to an EPA regulation, DTE Electric is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intakes. However, the types of technologies are unknown at this time. The EPA is expected to finalize regulations on cooling water intake in early 2014. The EPA has also issued proposed steam electric effluent guidelines. When finalized, these guidelines are expected to require additional wastewater discharge controls.

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

The EPA has published proposed rules to regulate coal ash, which may result in a designation of coal ash as a hazardous waste. The EPA could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.

See Notes 8 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

EMPLOYEES

We had approximately 4,800 employees as of December 31, 2013, of which approximately 2,600 were represented by unions. The majority of our represented employees are under contracts that expire in 2016 and 2017.

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

We are subject to rate regulation.  Our electric rates are set by the MPSC and the FERC and cannot be changed without regulatory authorization. We may be negatively impacted by new regulations or interpretations by the MPSC, the FERC or other regulatory bodies. Our ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers' rates. Our regulators also may decide to disallow recovery of certain costs in customers' rates if they determine that those costs do not meet the standards for recovery under our governing laws and regulations. We typically self-implement base rate changes six months after rate case filings in accordance with Michigan law. However, if the final rates authorized by our regulators in the final rate order are lower than the amounts we collected during the self-implementation period, we must refund the difference with interest. Our regulators may also disagree with our rate calculations under the various tracking mechanisms that are intended to mitigate the risk of certain aspects of our business. If we cannot agree with our regulators on an appropriate reconciliation of those mechanisms, it may impact our ability to recover certain costs through our customer rates. Our regulators may also decide to eliminate these mechanisms in future rate cases, which may make it more difficult for us to recover our costs in the rates we charge customers. We cannot predict what rates an MPSC order will authorize in future rate cases. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rates or require us to incur additional expenses.

Changes to Michigan's electric Customer Choice program could negatively impact our financial performance.  The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. Energy legislation enacted by the State of Michigan in 2008, placed a 10% cap on the total potential electric Customer Choice related migration. However, even with the legislated 10% cap on participation, there continues to be legislative and financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and full service electric price changes.

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

Uncertainty around future environmental regulations creates difficulty planning long-term capital projects in our generation fleet. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections and other regulatory approvals. We could be required to install expensive pollution control measures or limit or cease activities, including the retirement of certain generating plants, based on these regulations. Additionally, we may become a responsible party for environmental cleanup at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.

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

Poor investment performance of pension and other postretirement benefit plan assets and other factors impacting benefit plan costs could unfavorably impact our liquidity and results of operations.  Our costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and our required or voluntary contributions made to the plans. The performance of the debt and equity markets affects the value of assets that are held in trust to satisfy future obligations under our plans. We have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and other postretirement benefit plan assets will increase the funding requirements under our pension and other postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, our pension and other postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, resulting in increasing benefit expense and funding requirements. Also, if future increases in pension and other postretirement benefit costs as a result of reduced plan assets are not recoverable from our customers, the results of operations and financial position of our company could be negatively affected. Without sustained growth in the plan investments over time to increase the value of our plan assets, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, financial position, or results of operations.

Our ability to access capital markets is important.  Our ability to access capital markets is important to operate our businesses. Turmoil in credit markets may constrain our ability to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. Our long term revolving credit facility does not expire until 2018, but we regularly access capital markets to refinance existing debt or fund new projects, and we cannot predict the pricing or demand for those future transactions.

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

Renewable portfolio standards and energy efficiency programs may affect our business.  We are subject to existing Michigan and potential future federal legislation and regulation requiring us to secure sources of renewable energy. We expect to comply with the existing state legislation, but we do not know what requirements may be added by federal legislation. In addition, there could be additional state requirements increasing the percentage of power required to be provided by renewable energy sources. We cannot predict the financial impact or costs associated with complying with potential future legislation and regulations. Compliance with these requirements can significantly increase capital expenditures and operating expenses and can negatively affect the affordability of the rates we charge to our customers.

We are also required by Michigan legislation to implement energy efficiency measures and provide energy efficiency customer awareness and education programs. These requirements necessitate expenditures and implementation of these programs creates the risk of reducing our revenues as customers decrease their energy usage. We cannot predict how these programs will impact our business and future operating results.

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

A work interruption may adversely affect us.  There are several bargaining units for the Company's approximately 2,600 represented employees. The majority of represented employees are under contracts that expire in 2016 and 2017. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. The EPA and Sierra Club motions are currently pending with the U.S. District Court Judge.

DTE Energy and DTE Electric believe that the plants identified by the EPA and the Sierra Club, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

In March 2013, the Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Energy and DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of 6-minute periods from 1,499 to 1,139. DTE Energy and DTE Electric plan to file an answer to the amended complaint in the first quarter of 2014. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

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

We paid cash dividends on our common stock of $342 million in 2013, $317 million in 2012, and $305 million in 2011.

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

	2013	2012	2011
	(In millions)
Operating revenues	$5,197	$5,291	$5,152
Fuel and purchased power	1,668	1,758	1,716
Gross margin	3,529	3,533	3,436
Operation and maintenance	1,376	1,429	1,369
Depreciation and amortization	896	822	813
Taxes other than income	260	256	240
Asset (gains) losses and reserves, net	(3)	(2)	12
Operating Income	1,000	1,028	1,002
Other (Income) and Deductions	259	260	298
Income Tax Expense	254	282	267
Net Income	$487	$486	$437
Operating Income as a % of Operating Revenues	19%	19%	19%

Gross margin decreased by $4 million in 2013 and increased $97 million in 2012. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	2013	2012
	(In millions)
Base sales, inclusive of weather effect	$(54)	$79
Restoration tracker, discontinued in October 2011	—	(47)
Securitization bond and tax surcharge	39	25
Renewable energy program	19	35
Low income energy efficiency fund surcharge	(12)	4
Regulatory mechanisms and other	4	1
Increase (decrease) in gross margin	$(4)	$97

	2013	2012	2011
	(In thousands of MWh)
Electric Sales
Residential	15,273	15,666	15,907
Commercial	16,661	16,832	16,779
Industrial	10,303	9,989	9,739
Other	942	958	3,136
	43,179	43,445	45,561
Interconnection sales (a)	3,883	2,125	3,512
Total Electric Sales	47,062	45,570	49,073
Electric Deliveries
Retail and Wholesale	43,179	43,445	45,561
Electric Customer Choice, including self generators (b)	5,200	5,197	5,445
Total Electric Sales and Deliveries	48,379	48,642	51,006
_______________________________________
(a) Represents power that is not distributed by DTE Electric.
(b) Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $53 million in 2013 and increased $60 million in 2012. The decrease in 2013 is primarily due to lower employee benefit expenses of $90 million, lower power plant generation expenses of $14 million and reduced low income energy assistance of $12 million, partially offset by higher restoration and line clearance expenses of $19 million, higher corporate administrative expenses of $17 million, increased uncollectible expenses of $11 million, higher energy optimization and renewable energy expenses of $8 million, and increased distribution operations expenses of $8 million. The increase in 2012 is primarily due to higher employee benefit expenses of $53 million, increased energy optimization and renewable energy expenses of $17 million, higher power plant generation expenses of $12 million, increased distribution operations expenses of $4 million and higher expenses for low income energy assistance of $4 million, partially offset by reduced restoration and line clearance expenses of $22 million and reduced uncollectible expenses of $9 million.

Depreciation and amortization expense increased $74 million in 2013 and $9 million in 2012. The 2013 increase was due to higher amortization of regulatory assets of $57 million, primarily related to Securitization, and increased depreciation of $17 million due to a higher depreciable base. The 2012 increase was due to higher amortization of regulatory assets of $43 million, primarily related to Securitization, partially offset by the net effect of $34 million of lower depreciation rates on a higher depreciable base.

Asset (gains) and losses, reserves and impairments, net increased $1 million in 2013 and increased $14 million in 2012. The 2012 increase was primarily due to a 2011 accrual of $19 million resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by a 2011 revision of $6 million in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation and other items.

Other (income) and deductions were lower by $1 million in 2013 and by $38 million in 2012. The decrease in 2013 was primarily due to 2012 one time expenses of $11 million related to Michigan ballot proposals and higher 2013 investment earnings of $10 million, offset by the 2013 contribution to the DTE Energy Foundation of $18 million. The decrease in 2012 was due primarily to the 2011 contribution to the DTE Energy Foundation of $21 million and lower interest expense of $17 million.

Income tax expense decreased $28 million in 2013 and increased $15 million in 2012. The variances were impacted by variations in pre-tax income and higher production tax credits.

Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change and electric customer choice. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

In June 2013, the City of Detroit announced a transition of its Public Lighting Department's customers to the DTE Electric distribution system over a five to seven year system conversion period. See Note 8 of the Notes to Consolidated Financial Statements.

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards were re-proposed on September 20, 2013, under a presidential directive issued on June 25, 2013. Under the same presidential directive, the EPA is expected to propose performance standards for carbon dioxide emissions from existing and modified plants by June 1, 2014 and issue final standards by June 1, 2015. DTE Energy will be an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers per MPSC protocols. Increased costs for energy produced from traditional coal based sources could also increase the economic viability of energy produced from renewable and/or nuclear sources, from energy efficiency initiatives, and from the potential development of market-based trading of carbon offsets which could provided new business opportunities. At the present time, it is not possible to quantify the financial implication of these climate related legislative or regulatory initiatives on DTE Electric or its customers.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2013 would decrease $176 million and increase $190 million, respectively.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and financial statement schedule are included herein.

Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Electric’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013, which is the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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

(c) Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
DTE Electric Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Electric Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 14, 2014

DTE Electric Company

Consolidated Statements of Operations

	Year Ended December 31
	2013	2012	2011
	(In millions)
Operating Revenues	$5,197	$5,291	$5,152
Operating Expenses
Fuel and purchased power	1,668	1,758	1,716
Operation and maintenance	1,376	1,429	1,369
Depreciation and amortization	896	822	813
Taxes other than income	260	256	240
Asset (gains) losses and reserves, net	(3)	(2)	12
	4,197	4,263	4,150
Operating Income	1,000	1,028	1,002
Other (Income) and Deductions
Interest expense	268	272	289
Interest income	—	(1)	—
Other income	(54)	(53)	(47)
Other expenses	45	42	56
	259	260	298
Income Before Income Taxes	741	768	704
Income Tax Expense	254	282	267
Net Income	$487	$486	$437

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Comprehensive Income

	2013	2012	2011
	(In millions)
Net income	$487	$486	$437

Other comprehensive income (loss), net of tax:
Benefit obligations, net of tax of $4, $(1) and $2	5	(2)	(4)
Net unrealized gains on investments during the period, net of taxes of $—, $— and $—	1	—	—
Other comprehensive income (loss)	6	(2)	(4)
Comprehensive income	$493	$484	$433

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Financial Position

	December 31
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$27	$30
Restricted cash, principally Securitization	100	102
Accounts receivable (less allowance for doubtful accounts of $28 and $35, respectively)
Customer	723	697
Affiliates	24	5
Other	24	63
Inventories
Fuel	188	246
Materials and supplies	215	193
Notes receivable
Affiliates	200	—
Other	2	2
Regulatory assets	13	162
Other	68	77
	1,584	1,577
Investments
Nuclear decommissioning trust funds	1,191	1,037
Other	160	133
	1,351	1,170
Property
Property, plant and equipment	18,730	17,689
Less accumulated depreciation and amortization	(6,951)	(6,717)
	11,779	10,972
Other Assets
Regulatory assets	2,275	3,348
Securitized regulatory assets	231	413
Intangible assets	41	30
Notes receivable	8	3
Other	141	138
	2,696	3,932
Total Assets	$17,410	$17,651

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Financial Position

	December 31
	2013	2012
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$60	$65
Other	424	350
Accrued interest	61	61
Current portion long-term debt, including capital leases	504	443
Regulatory liabilities	278	66
Current deferred income taxes	91	14
Short-term borrowings
Affiliates	58	80
Other	—	130
Other	177	139
	1,653	1,348
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,540	4,221
Securitization bonds	105	302
Capital lease obligations	4	1
	4,649	4,524
Other Liabilities
Deferred income taxes	2,807	2,761
Regulatory liabilities	386	483
Asset retirement obligations	1,667	1,557
Unamortized investment tax credit	41	49
Nuclear decommissioning	178	159
Accrued pension liability — affiliates	705	1,368
Accrued postretirement liability — affiliates	369	996
Other	101	103
	6,254	7,476

Commitments and Contingencies (Notes 8 and 14)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,596	3,196
Retained earnings	1,274	1,129
Accumulated other comprehensive income (loss)	(16)	(22)
	4,854	4,303
Total Liabilities and Shareholder’s Equity	$17,410	$17,651

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(In millions)
Operating Activities
Net income	$487	$486	$437
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	896	822	813
Nuclear fuel amortization	38	29	46
Allowance for equity funds used during construction	(14)	(12)	(6)
Deferred income taxes	108	(52)	231
Asset (gains) losses and reserves, net	(3)	(2)	13
Changes in assets and liabilities
Accounts receivable, net	(30)	24	(62)
Inventories	36	7	(53)
Accounts payable	(23)	(64)	41
Regulatory assets and liabilities	1,029	286	(519)
Accrued pension liability — affiliates	(663)	137	271
Accrued postretirement liability — affiliates	(417)	(221)	157
Other assets	—	30	(7)
Other liabilities	44	42	(9)
Net cash from operating activities	1,488	1,512	1,353
Investing Activities
Plant and equipment expenditures	(1,325)	(1,230)	(1,202)
Restricted cash for debt redemption, principally Securitization	2	5	(3)
Notes receivable from affiliate	(200)	26	77
Proceeds from sale of nuclear decommissioning trust fund assets	1,118	759	833
Investment in nuclear decommissioning trust funds	(1,134)	(764)	(850)
Other Investments	(33)	(26)	(32)
Net cash used for investing activities	(1,572)	(1,230)	(1,177)
Financing Activities
Issuance of long-term debt, net of issuance costs	768	496	609
Redemption of long-term debt	(590)	(587)	(554)
Capital contribution by parent company	400	—	—
Short-term borrowings — other	(130)	130	—
Short-term borrowings — affiliate	(22)	16	64
Dividends on common stock	(342)	(317)	(305)
Other	(3)	(3)	(7)
Net cash from (used) for financing activities	81	(265)	(193)
Net Increase (Decrease) in Cash and Cash Equivalents	(3)	17	(17)
Cash and Cash Equivalents at Beginning of the Period	30	13	30
Cash and Cash Equivalents at End of the Period	$27	$30	$13

Supplemental disclosure of cash information
Cash paid (received) for:
Interest (net of interest capitalized)	$256	$280	$294
Income taxes	$183	$223	$(18)

Supplemental disclosure of non-cash information
Plant and equipment expenditures in accounts payable	$231	$144	$166

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Changes in Shareholder’s Equity

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2010	138,632	$1,386	$1,810	$829	$(16)	$4,009
Net income	—	—	—	437	—	437
Dividends declared on common stock	—	—	—	(306)	—	(306)
Benefit obligations, net of tax	—	—	—	—	(4)	(4)
Balance, December 31, 2011	138,632	$1,386	$1,810	$960	$(20)	$4,136
Net income	—	—	—	486	—	486
Dividends declared on common stock	—	—	—	(317)	—	(317)
Benefit obligations, net of tax	—	—	—	—	(2)	(2)
Balance, December 31, 2012	138,632	$1,386	$1,810	$1,129	$(22)	$4,303
Net income	—	—	—	487	—	487
Dividends declared on common stock	—	—	—	(342)	—	(342)
Benefit obligations, net of tax	—	—	—	—	5	5
Net change in unrealized losses on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	400	—	—	400
Balance, December 31, 2013	138,632	$1,386	$2,210	$1,274	$(16)	$4,854

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

Certain prior year balances were reclassified to match the current year's financial statement presentation. Such revisions included an increase in the Consolidated Statements of Cash Flows line items for (i) Proceeds from sale of nuclear decommissioning trust funds, and (ii) Investment in nuclear decommissioning trust funds by $662 million and $753 million for the years ended December 31, 2012 and 2011, respectively. These revisions were needed to properly state the gross purchases and sales activity in the nuclear decommissioning trust fund for the respective years. The totals of Net cash used in investing activities for both 2012 and 2011 were unchanged by these revisions. The revisions noted above are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2013, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the major balance sheet items at December 31, 2013 and 2012 restricted for Securitization that are either (1) assets that can be used only to settle their obligations related to Securitization or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	December 31,	December 31,
	2013	2012
	(In millions)
ASSETS
Restricted cash	$100	$102
Accounts receivable	34	34
Securitized regulatory assets	231	413
Other assets	4	7
	$369	$556

LIABILITIES
Accounts payable and accrued current liabilities	$7	$11
Current regulatory liabilities	43	50
Current portion long-term debt, including capital leases	196	177
Securitization bonds	105	302
Other long term liabilities	8	7
	$359	$547

As of December 31, 2013, DTE Electric had no balance in Notes receivable related to non-consolidated VIEs, and at December 31, 2012, the Company had $3 million in Notes receivable related to non-consolidated VIEs.

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

Accounting for ISO Transactions

DTE Electric participates in the energy market through MISO. MISO requires that we submit hourly day-ahead, real- time and FTR bids and offers for energy at locations across the MISO region. DTE Electric accounts for MISO transactions on a net hourly basis in each of the day-ahead, real-time and FTR markets and net transactions across all MISO energy market locations. In any single hour DTE Electric records net purchases in Fuel and purchased power and net sales in Operating revenues on the Consolidated Statements of Operations. DTE Electric records accruals for future net purchases adjustments based on historical experience, and reconciles accruals to actual costs when invoices are received from MISO.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following tables, amounts recorded to accumulated other comprehensive loss for the year ended December 31, 2013 include unrealized gains and losses on available-for-sale securities, which comprise the net unrealized gains and losses on investments, and changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans.

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	For The Year Ended December 31, 2013
	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Total
	(In millions)
Beginning balance, December 31, 2012	$—	$(22)	$(22)
Other comprehensive income before reclassifications	1	3	4
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	2
Net current-period other comprehensive income	1	5	6
Ending balance, December 31, 2013	$1	$(17)	$(16)
_______________________________________
(a) All amounts are net of tax.
(b) The amounts reclassified from accumulated other comprehensive income are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 15).

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

The allowance for doubtful accounts is generally calculated using the aging approach that utilizes rates developed in reserve studies. DTE Electric establishes an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, which is typically in 21 days, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on past-due terms with customers. Customer accounts are written off when collection efforts have been exhausted. The time period for write-off is 150 days after service has been terminated.

Unbilled revenues of $280 million and $275 million are included in customer accounts receivable at December 31, 2013 and 2012, respectively.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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

Approximately $26 million and $12 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2013 and 2012, respectively. Amounts are accrued on a pro-rata basis, generally over an 18-month period, that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC. See Note 8.

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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

The Company has certain intangible assets relating to emission allowances and renewable energy credits as shown below:

	December 31,	December 31,
	2013	2012
	(In millions)
Emission allowances	$2	$6
Renewable energy credits	51	44
	53	50
Less current intangible assets	12	20
	$41	$30

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

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation. Our allocation for 2013, 2012 and 2011 for stock-based compensation expense was approximately $58 million, $42 million and $30 million, respectively.

Government Grants

Grants are recognized when there is reasonable assurance that the grant will be received and that any conditions associated with the grant will be met. When grants are received related to Property, Plant and Equipment, the Company reduces the cost of the assets on the Consolidated Statements of Financial Position, resulting in lower depreciation expense over the life of the associated asset. Grants received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Other Accounting Policies

See the following notes for other accounting policies impacting our financial statements:

Note	Title
3	Fair Value
4	Financial and Other Derivative Instruments
7	Asset Retirement Obligations
8	Regulatory Matters
9	Income Taxes

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2013 and 2012. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established, that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:

•Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The following table presents assets measured and recorded at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$2	$114	$—	$116	$—	$116	$—	$116
Nuclear decommissioning trusts	779	412	—	1,191	694	343	—	1,037
Other investments (b)	91	44	—	135	64	44	—	108
Derivative assets — FTRs	—	—	3	3	—	—	1	1
Total	$872	$570	$3	$1,445	$758	$503	$1	$1,262

Assets:
Current	$2	$114	$3	$119	$—	$116	$1	$117
Noncurrent	870	456	—	1,326	758	387	—	1,145
Total Assets	$872	$570	$3	$1,445	$758	$503	$1	$1,262
_______________________________________

(a)
At December 31, 2013, available-for-sale securities of $116 million, included $100 million and $16 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position. At December 31, 2012, available-for-sale securities of $116 million, included $102 million and $14 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position.

(b)	Available-for-sale equity securities at December 31, 2013 and 2012 of $7 million and $5 million, respectively, are included in Other investments on the Consolidated Statements of Financial Position.

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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(In millions)
Net Assets as of the beginning of the period	$1	1
Change in fair value recorded in regulatory assets/liabilities	5	15
Purchases, issuances and settlements:
Settlements	(3)	(15)
Net Assets as of December 31	$3	$1
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to regulatory assets and liabilities held at December 31, 2013 and 2012	$2	$1

No transfers between Levels 1, 2 or 3 occurred in the years ended December 31, 2013 and 2012.

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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The following table presents the carrying amount and fair value of financial instruments as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$10	$—	$—	$10	$5	$—	$—	$5
Notes receivable — affiliates	$200	$—	$—	$200	$—	$—	$—	$—
Short-term borrowings — affiliates	$58	$—	$—	$58	$80	$—	$—	$80
Short-term borrowings — other	$—	$—	$—	$—	$130	$—	$130	$—
Long-term debt	$5,146	$—	$5,253	$136	$4,963	$—	$5,021	$620

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	December 31,	December 31,
	2013	2012
	(In millions)
Fermi 2	$1,172	$1,021
Fermi 1	3	3
Low level radioactive waste	16	13
Total	$1,191	$1,037

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Realized gains	$83	$37	$46
Realized losses	$(41)	$(31)	$(38)
Proceeds from sales of securities	$1,118	$759	$833

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	December 31, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Gains	Value	Gains
	(In millions)
Equity securities	$730	$201	$631	$122
Debt securities	442	12	399	27
Cash and cash equivalents	19	—	7	—
	$1,191	$213	$1,037	$149

At December 31, 2013, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 37% in fixed debt instruments and 2% in cash equivalents. At December 31, 2012, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 38% in fixed debt instruments and 1% in cash equivalents.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The debt securities at December 31, 2013 and 2012 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $31 million and $44 million of unrealized losses as Regulatory assets at December 31, 2013 and 2012, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in 2013, 2012 and 2011 for Fermi 1.

Other Securities

At December 31, 2013 and 2012, these securities are comprised primarily of money-market and equity securities. During the years ended December 31, 2013 and 2012, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into net income for the periods. Gains related to trading securities held at December 31, 2013, 2012, and 2011 were $19 million, $9 million and $3 million, respectively.

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

The following represents the fair value of derivative instruments as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In millions)
FTRs — Other current assets	$3	$1
Total derivatives not designated as hedging instrument	$3	$1

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $5 million in gains related to FTRs recognized in Regulatory liabilities for the year ended December 31, 2013, and $15 million in gains related to FTRs recognized in Regulatory liabilities for the year ended December 31, 2012.

The following represents the cumulative gross volume of derivative contracts outstanding as of December 31, 2013:

Commodity	Number of Units
FTRs (MWh)	44,840

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Summary of property by classification as of December 31:

	2013	2012
	(In millions)
Property, Plant and Equipment
Generation	$11,127	$10,383
Distribution	7,603	7,306
Total	18,730	17,689
Less Accumulated Depreciation and Amortization
Generation	(4,004)	(3,880)
Distribution	(2,947)	(2,837)
Total	(6,951)	(6,717)
Net Property, Plant and Equipment	$11,779	$10,972

The Allowance for Funds used During Construction (AFUDC) capitalized was approximately $21 million and $19 million during 2013 and 2012, respectively.

The composite depreciation rate for DTE Electric was approximately 3.4% in 2013 and 3.3% 2012 and 2011.

The average estimated useful life for our generation and distribution property was 40 years and 41 years, respectively, at December 31, 2013.

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

Capitalized software costs amortization expense was $64 million in 2013, $62 million in 2012 and $58 million in 2011. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2013 were $572 million and $323 million, respectively. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2012 were $515 million and $259 million, respectively.

Gross property under capital leases was $9 million and $6 million at December 31, 2013 and 2012, respectively. Accumulated amortization of property under capital leases was $1 million and $3 million at December 31, 2013 and 2012, respectively.

NOTE 6 — JOINTLY OWNED UTILITY PLANT

DTE Electric has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. DTE Electric’s share of direct expenses of the jointly owned plants are included in Fuel and purchased power and Operation and maintenance expenses in the Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2013 was as follows:

	Belle River		Ludington Hydroelectric Pumped Storage
In-service date	1984-1985		1973
Total plant capacity	1,270	MW	1,872	MW
Ownership interest	(a)		49%
Investment in property, plant and equipment (in millions)	$1,702		$354
Accumulated depreciation (in millions)	$969		$170
_________________________________

(a)
DTE Electric’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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

A reconciliation of the asset retirement obligations for 2013 follows:

(In millions)
Asset retirement obligations at December 31, 2012	$1,557
Accretion	96
Revision in estimated cash flows	12
Liabilities incurred	4
Liabilities settled	(2)
Asset retirement obligations at December 31, 2013	$1,667

In 2001, DTE Electric began the final decommissioning of Fermi 1, with the goal of removing the remaining radioactive material and terminating the Fermi 1 license. In 2011, based on management decisions revising the timing and estimate of cash flows, DTE Electric accrued an additional $19 million with respect to the decommissioning of Fermi 1. Management has suspended decommissioning activities and placed the facility in safe storage status. The expense amount has been recorded in Asset (gains) losses and reserves, net on the Consolidated Statements of Operations. In addition, in 2011, based on updated studies revising the timing and estimate of cash flows, a reduction of approximately $20 million was made to the DTE Electric asset retirement obligation for asbestos removal with approximately $6 million of the decrease associated with Fermi 1 recorded in Asset (gains) losses and reserves net on the Consolidated Statements of Operations.

In October 2011, the MPSC approved DTE Electric's request for a reduction to the nuclear decommissioning surcharge under the assumption that it would request an extension of the Fermi 2 license for an additional 20 years beyond the term of the existing license which expires in 2025. DTE Electric expects to request the license extension in 2014. This proposed extension of the license, including the associated impact on spent nuclear fuel, resulted in a revision in estimated cash flows for the Fermi 2 asset retirement obligation of approximately $22 million in 2011. It is estimated that the cost of decommissioning Fermi 2 is $1.6 billion in 2013 dollars and $10 billion in 2045 dollars, using a 6% inflation rate. Approximately $1.6 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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

Regulatory Assets and Liabilities

DTE Electric is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of our businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The following are balances and a brief description of the regulatory assets and liabilities at December 31:

	2013	2012
	(In millions)
Assets
Recoverable pension and other postretirement costs:
Pension	$1,257	$1,815
Other postretirement costs	—	316
Asset retirement obligation	394	424
Recoverable Michigan income taxes	237	253
Recoverable income taxes related to securitized regulatory assets	126	226
Other recoverable income taxes	71	76
Cost to achieve Performance Excellence Process	64	82
Unamortized loss on reacquired debt	38	37
Enterprise Business Systems costs	13	16
Choice incentive mechanism	3	66
Accrued PSCR revenue	—	87
Recoverable restoration expense	—	49
Other	85	63
	2,288	3,510
Less amount included in current assets	(13)	(162)
	$2,275	$3,348
Securitized regulatory assets	$231	$413

	2013	2012
	(In millions)
Liabilities
Renewable energy	$277	$230
Refundable revenue decoupling / deferred gain	127	127
Over recovery of Securitization	72	54
Accrued PSCR refund	53	—
Refundable other postretirement costs	48	—
Asset removal costs	33	81
Fermi 2 refueling outage	26	12
Energy optimization	25	26
Refundable uncollectible expense	—	10
Other	3	9
	664	549
Less amount included in current liabilities	(278)	(66)
	$386	$483

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

ASSETS

•
Recoverable pension and other postretirement costs — Accounting rules for pension and other postretirement benefit costs require, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. The Company records the impact of actuarial gains and losses and prior service costs as a regulatory asset since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs. (a)

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

•
Asset retirement obligation — This obligation is primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant. (a)

•
Recoverable Michigan income taxes — In July 2007, the Michigan Business Tax (MBT) was enacted by the State of Michigan. A State deferred tax liability was established, and an offsetting regulatory asset was recorded as the impact of the deferred tax liability will be reflected in rates as the related taxable temporary difference reverses and flows through current income tax expense. In May 2011, the MBT was repealed and the MCIT was enacted. The regulatory asset was remeasured to reflect the impact of the MCIT tax rate. (a)

•
Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015. (a)

•
Other recoverable income taxes — Income taxes receivable from DTE Electric customers representing the difference in property-related deferred income taxes and amounts previously reflected in DTE Electric's rates. This asset will reverse over the remaining life of the related plant. (a)

•
Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs are amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.

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

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and carrying costs on fuel and purchased power costs incurred by DTE Electric which are recoverable through the PSCR mechanism.

•
Recoverable restoration expense — Receivable for the MPSC approved restoration expense tracking mechanism that tracked the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to MPSC authorization. The restoration expense tracking mechanism was terminated in the October 20, 2011 MPSC order issued to DTE Electric.

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

•
Refundable revenue decoupling / deferred gain — Amounts were originally accrued as refundable to DTE Electric customers for the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established by the MPSC. In 2012, the Michigan Court of Appeals issued a decision reversing the MPSC's decision to authorize a RDM for DTE Electric. The revenue decoupling liability was reversed and, after receiving an order from the MPSC to defer the resulting gain for future amortization, DTE Electric created a regulatory liability representing its obligation to refund the gain. The deferred gain will be amortized into earnings in 2014.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

•	Over recovery of Securitization — Over recovery of securitization bond expenses.

•	Accrued PSCR refund — Liability for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by DTE Electric which are recoverable through the PSCR mechanism.

•
Refundable other postretirement costs — Accounting rules for other postretirement benefit costs require, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs or credits that arise during the period but that are not immediately recognized as components of net periodic benefit costs. DTE Electric records the favorable impact of actuarial gains or losses and prior service credits as a regulatory liability since the impact will reduce expense in a future rate setting process as the deferred items are recognized as a component of net periodic benefit costs.

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

2009 Electric Rate Case Filing - Court of Appeals Decision

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

2010 Electric Rate Case Filing - Court of Appeals Decision

In July 2013, the COA issued a decision relating to an appeal of the October 2011 MPSC order in DTE Electric's October 2010 rate case filing. The COA found that the record of evidence in the 2010 rate case order was insufficient to support the MPSC's authorization to recover costs for the AMI program and remanded this matter to the MPSC. The MPSC had approved an approximately $11 million rate increase related to the AMI program in the October 2011 order. DTE Electric is currently operating its AMI program pursuant to the MPSC's approval set forth in the October 2011 order. On August 29, 2013, the MPSC reopened the 2010 electric rate case for the limited purpose of addressing the COA's opinion on AMI. The Company is unable to predict the outcome of this matter or the timing of its resolution.

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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Transitional Reconciliation Mechanism (TRM)
On July 19, 2013, DTE Electric filed its TRM application proposing a transitional tariff option for certain former PLD customers and a modified line extension provision. The application also proposed a recovery mechanism for the deferred net incremental revenue requirement described above. The application further discussed that DTE Electric will be requesting recovery, in subsequent PSCR cases, of PLD transmission delivery service costs incurred while DTE Electric is temporarily relying upon PLD to operate and maintain PLD's system during the system conversion period. If the MPSC determines that the transmission costs are not recoverable in the PSCR, the Company requested recovery as part of the TRM.

Energy Optimization (EO) Plans

The EO plan is designed to help customers reduce their electric usage by: 1) building customer awareness of energy efficiency options and 2) offering a diverse set of programs and participation options that result in energy savings for each customer class.

In May 2013, DTE Electric filed an application for approval of its reconciliation of its 2012 EO plan expenses. DTE Electric’s EO reconciliation included a cumulative $26 million net over-recovery. DTE Electric proposed that the calculated over-recovery for 2012 be carried forward into 2013 and used as the beginning balance for the 2013 reconciliation. On December 6, 2013, the MPSC approved a settlement agreement of the DTE Electric 2012 EO reconciliation that carried forward to 2013 the 2012 over-recovery. In addition, the MPSC authorized performance incentive surcharges, over a 12-month period effective January 1, 2014, of approximately $10 million for DTE Electric..

In July 2013, DTE Electric filed an application with the MPSC for the biennial review of its EO plan. On December 19, 2013, the MPSC approved settlement agreements for the EO plan of DTE Electric.

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

DTE Electric Uncollectible Expense True-Up Mechanism (UETM)

In February 2012, DTE Electric filed an application with the MPSC for approval of its UETM for 2011 requesting authority to refund approximately $9 million consisting of costs related to 2011 uncollectible expense. On February 28, 2013, the MPSC approved a settlement agreement and authorized a $9 million credit to refund the over-recovery over a one month period beginning April 1, 2013.

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

Renewable Energy Plan (REP)

In June 2013, DTE Electric filed an application for the biennial review and approval of its amended REP with the MPSC requesting authority to reduce its annual surcharge revenue recovery from approximately $100 million to $15 million. The proposed level is appropriate to continue to properly implement DTE Electric’s 20-year REP, designed to deliver cleaner, renewable electric generation to its customers, to further diversify DTE Electric’s and the State of Michigan’s sources of electric supply, and to address the state and national goals of increasing energy independence. On December 19, 2013, the MPSC approved DTE Electric’s amended REP.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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

2010 PSCR Year - On April 25, 2013, the MPSC approved the 2010 PSCR net under-recovery of $52.6 million and the recovery of this amount as part of the 2011 PSCR reconciliation. The order also approved DTE Electric's Pension Equalization Mechanism reconciliation and authorized a one month surcharge in June 2013 and approved the recovery of the over-refund of the self-implemented rate increase related to the 2009 electric rate case filing as part of the 2011 PSCR reconciliation.

2012 PSCR Year - In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to nominal 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of up to $32 million of the Fermi-related purchased power costs. Resolution of this matter is expected in 2014.

NOTE 9 — INCOME TAXES

Income Tax Summary

We are part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. We had an income tax receivable from DTE Energy of $23 million at December 31, 2013 and we had an income tax payable due to DTE Energy of $13 million at December 31, 2012.

Total income tax expense varied from the statutory federal income tax rate for the following reasons:

	2013	2012	2011
	(In millions)
Income before income taxes	$741	$768	$704
Income tax expense at 35% statutory rate	$260	$269	$246
Production tax credits	(15)	(5)	—
Investment tax credits	(5)	(6)	(6)
Depreciation	3	3	3
AFUDC - Equity	(5)	(4)	(1)
Employee Stock Ownership Plan dividends	(2)	(3)	(3)
Domestic production activities deduction	(18)	(16)	(6)
State and other income taxes, net of federal benefit	41	40	39
Other, net	(5)	4	(5)
Income tax expense	$254	$282	$267
Effective income tax rate	34.3%	36.7%	38.0%

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Components of income tax expense  were as follows:

	2013	2012	2011
	(In millions)
Current income tax expense (benefit)
Federal	$123	$267	$15
State and other income tax	23	67	21
Total current income taxes	146	334	36
Deferred income tax expense (benefit)
Federal	68	(47)	193
State and other income tax	40	(5)	38
Total deferred income taxes	108	(52)	231
Total	$254	$282	$267

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

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2013	2012
	(In millions)
Property, plant and equipment	$(2,807)	$(2,578)
Securitized regulatory assets	(130)	(261)
Pension and benefits	27	73
Other comprehensive income	—	15
Other, net	12	(24)
	$(2,898)	$(2,775)

Current deferred income tax liabilities	$(91)	$(14)
Long-term deferred income tax liabilities	(2,807)	(2,761)
	$(2,898)	$(2,775)

Deferred income tax assets	$1,158	$557
Deferred income tax liabilities	(4,056)	(3,332)
	$(2,898)	$(2,775)

The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In millions)
Balance at January 1	$4	$59	$18
Additions for tax positions of prior years	—	—	45
Reductions for tax positions of prior years	—	(3)	(5)
Additions for tax positions of current year	—	—	1
Settlements	—	(52)	—
Balance at December 31	$4	$4	$59

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The Company had $2 million and $3 million of unrecognized tax benefits at December 31, 2013 and 2012, respectively, that, if recognized, would favorably impact our effective tax rate. The Company does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.

The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $1 million and $1 million at December 31, 2013 and 2012, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized a nominal amount of interest expense (income) related to income taxes in 2013 and $(3) million and $1 million in 2012 and 2011, respectively.

In 2013, DTE Energy and its subsidiaries settled a federal tax audit for the 2011 tax year, which resulted in the recognition of a nominal amount of unrecognized tax benefits by DTE Electric. DTE Energy's federal income tax returns for years 2012 and subsequent years remain subject to examination by the IRS. The DTE Energy's Michigan Business Tax and Michigan Corporate Income Tax returns for the year 2008 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

Michigan Corporate Income Tax (MCIT)

In May 2011 the Michigan Business Tax (MBT) was repealed and the MCIT was enacted effective January 1, 2012. The MCIT subjects corporations with business activity in Michigan to a 6% tax rate on an apportioned income tax base and eliminates the modified gross receipts tax and nearly all credits available under the old MBT. The MCIT also eliminated the future deductions allowed under MBT that enabled companies to establish a one-time deferred tax asset upon enactment of the MBT to offset deferred tax liabilities that resulted from enactment of the MBT. As a result of the enactment of the MCIT, the net state deferred tax liability was remeasured to reflect the impact of the MCIT tax rate on cumulative temporary differences expected to reverse after the effective date.

No recognition of these non-cash transactions have been reflected in the Consolidated Statements of Cash Flows.

NOTE 10 — LONG-TERM DEBT

The Company's long-term debt outstanding and weighted average interest rates (a) of debt outstanding at December 31 were:

	2013	2012
	(In millions)
Taxable Debt, Principally Secured
4.7% due 2014 to 2043	$4,286	$3,777
Tax- Exempt Revenue Bonds (b)
5.1% due 2014 to 2036	558	707
	4,844	4,484
Less amount due within one year	(304)	(263)
	$4,540	$4,221

Securitization Bonds
6.6% due 2015	$302	$479
Less amount due within one year	(197)	(177)
	$105	$302
_________________________________

(a)	Weighted average interest rates as of December 31, 2013 are shown below the description of each category of debt.

(b)	Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Debt Issuances

In 2013, the following debt was issued:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Mortgage Bonds (a)	4.00%	2043	$375
August	Mortgage Bonds (a)	3.65%	2024	400
				$775
_____________________________

(a)	Proceeds were used for the redemption of long-term debt, repayment of short-term borrowings and general corporate purposes.

Debt Redemptions

In 2013, the following debt was redeemed:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Securitization Bonds	6.42%	2013	$88
March	Tax Exempt Revenue Bonds (a)	5.30%	2030	51
April	Other Long-Term Debt	Various	2013	13
September	Securitization Bonds	6.62%	2013	89
September	Senior Notes	6.40%	2013	250
December	Tax Exempt Revenue Bonds (a)	5.50%	2030	49
December	Tax Exempt Revenue Bonds (a)	6.75%	2038	50
				$590
_____________________________

(a)	Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

The following table shows the scheduled debt maturities:

						2019 &
	2014	2015	2016	2017	2018	thereafter	Total
	(In millions)
Amount to mature	$501	$315	$151	$—	$300	$3,879	$5,146
Cross Default Provisions

Substantially all of the net properties of DTE Electric are subject to the lien of its mortgage. Should DTE Electric fail to timely pay its indebtedness under this mortgage, such failure may create cross defaults in the indebtedness of DTE Energy.

NOTE 11 — PREFERRED AND PREFERENCE SECURITIES

At December 31, 2013, DTE Electric had approximately 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 12 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Electric has a $300 million unsecured revolving credit agreement with a syndicate of 19 banks that may be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.7% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in April 2018. At December 31, 2013, there were no amounts outstanding against this facility, while there was $130 million outstanding against this facility at December 31, 2012.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The agreement requires the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2013, the total funded debt to total capitalization ratio for DTE Electric was 0.50 to 1.

NOTE 13 — CAPITAL AND OPERATING LEASES

Lessee — The Company leases various assets under capital and operating leases, including coal railcars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2046.

Future minimum lease payments under non-cancelable leases at December 31, 2013 were:

	Capital	Operating
	Leases	Leases
	(In millions)
2014	$3	$24
2015	4	20
2016	—	18
2017	—	17
2018	—	14
Thereafter	—	51
Total minimum lease payments	7	$144
Less imputed interest	—
Present value of net minimum lease payments	7
Less current portion	(3)
Non-current portion	$4

Rental expense for operating leases was $28 million in 2013, $29 million in 2012, and $27 million in 2011.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric has spent approximately $2 billion through 2013. The Company estimates DTE Electric will make capital expenditures of approximately $280 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition asking the Court to review the D.C. Circuit Court's decision on CSAPR. A ruling by the Supreme Court is expected in 2014. Notwithstanding the appeal filed with the Supreme Court, the EPA and a number of states have started working on the framework of revised CSAPR regulations which we anticipate to be proposed in the next few years.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule, was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015, with a potential extension to April 2016. DTE Electric has requested and been granted compliance date extensions for some units to April 2016. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS.

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

On March 13, 2013, the Sierra Club filed suit against DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin the Company from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of 6-minute periods from 1,499 to 1,139. DTE Energy and DTE Electric plan to file an answer to the amended complaint in the first quarter of 2014. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The proposed rule specified an eight year compliance timeline. Final action on this rule has been delayed and is expected in 2014. Depending on final regulations, its requirements may require modifications to some existing intake structures and could impact the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.

On April 19, 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by May 2014. DTE Electric has provided comments to the EPA. However, it is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2013 and 2012, the Company had $8 million and $9 million, respectively, accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes that the likelihood of a materially greater liability than the accrued amount is remote based on current knowledge of the conditions at each site.

DTE Electric owns and operates three permitted engineered ash storage facilities to dispose of fly ash from coal fired power plants. The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published in June 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.

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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, DTE Electric has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. DTE Electric is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and has scheduled the initial offload from the spent fuel pool in 2014. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by DTE Electric through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. DTE Electric has begun the claims process and claims are being settled on a timely basis. The settlement proceeds reduced the cost of the dry cask storage facility assets. In January 2014, the settlement agreement was extended through 2016. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

In February 2013, the U.S. Court of Appeals for the District of Columbia (COA) granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. In November 2013, the COA issued a decision ordering the DOE to submit a proposal to Congress to reduce the nuclear waste fee to zero until the DOE enacts an alternative nuclear waste management plan. In January 2014, the DOE submitted such a proposal to Congress that will take effect in 90 legislative calendar days, absent legislative action to the contrary. Simultaneously, the DOE filed a petition for rehearing of the November 2013 decision with the COA. DTE Electric continues to pay fees to the U.S. government's nuclear waste fund pending further developments in this proceeding.

Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.

Labor Contracts

There are several bargaining units for the Company's approximately 2,600 represented employees. The majority of the represented employees are under contracts that expire in 2016 and 2017.

Purchase Commitments

As of December 31, 2013, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and renewable energy contracts. The Company estimates that these commitments will be approximately $2.6 billion from 2014 through 2033 as detailed in the following table:

(In millions)
2014	$537
2015	295
2016	199
2017	133
2018	134
2019 - 2033	1,335
$2,633

The Company also estimates that 2014 capital expenditures will be approximately $1.6 billion. The Company has made certain commitments in connection with expected capital expenditures.

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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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

Effective January 1, 2012 for non-represented employees, and in June 2011 and March 2013 for the majority of represented employees, the Company discontinued offering a defined benefit retirement plan. In its place, the Company will annually contribute an amount equivalent to 4% of an employee's eligible pay to the employee's defined contribution retirement savings plan.

The Company’s policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006 and additional amounts when it deems appropriate. The Company contributed $275 million to its qualified pension plans in 2013. At the discretion of management, and depending upon financial market conditions, we anticipate making up to $275 million in contributions to the pension plans in 2014.

Net pension cost includes the following components:

	2013	2012	2011
	(In millions)
Service cost	$73	$64	$55
Interest cost	146	155	154
Expected return on plan assets	(184)	(166)	(168)
Amortization of:
Net loss	148	124	99
Prior service cost	1	1	4
Settlements	—	2	2
Net pension cost	$184	$180	$146

	2013	2012
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income
Net actuarial (gain) loss	$(418)	$289
Amortization of net actuarial loss	(148)	(125)
Amortization of prior service cost	(1)	(1)
Total recognized in Regulatory assets and Other comprehensive income	$(567)	$163
Total recognized in net periodic pension cost, Regulatory assets and Other comprehensive income	$(383)	$343
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income into net periodic benefit cost during next fiscal year
Net actuarial loss	$106	$143
Prior service cost	$1	$1

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets and funded status of the plan as well as the amount recognized as prepaid pension cost or pension liability in the Consolidated Statements of Financial Position at December 31:

	2013	2012
	(In millions)
Accumulated benefit obligation, end of year	$3,111	$3,307
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,585	$3,196
Service cost	73	64
Interest cost	146	155
Actuarial (gain) loss	(286)	342
Settlements	—	2
Benefits paid	(177)	(174)
Projected benefit obligation, end of year	$3,341	$3,585
Change in plan assets
Plan assets at fair value, beginning of year	$2,211	$1,957
Actual return on plan assets	316	220
Company contributions	282	208
Benefits paid	(177)	(174)
Plan assets at fair value, end of year	$2,632	$2,211
Funded status of the plan	$(709)	$(1,374)
Amount recorded as:
Current liabilities	$(4)	$(6)
Noncurrent liabilities	(705)	(1,368)
	$(709)	$(1,374)
Amounts recognized in Regulatory assets (see Note 8)
Net actuarial loss	$1,248	$1,805
Prior service cost	9	10
	$1,257	$1,815

At December 31, 2013, the benefits related to the Company’s qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2014	$187
2015	193
2016	200
2017	208
2018	216
2019 - 2023	1,182
Total	$2,186

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2013	2012	2011
Projected benefit obligation
Discount rate	4.95%	4.15%	5.00%
Rate of compensation increase	4.20%	4.20%	4.20%
Net pension costs
Discount rate	4.15%	5.00%	5.50%
Rate of compensation increase	4.20%	4.20%	4.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The Company employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Company has long-term rate of return assumptions for its pension plans of 7.75% and other postretirement benefit plans of 8.00%, for 2014. The Company believes these rates are a reasonable assumption for the long-term rate of return on its plan assets for 2014 given its investment strategy.

The Company employs a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return on plan assets consistent with prudent levels of risk, with consideration given to the liquidity needs of the plan. Risk tolerance is established through consideration of future plan cash flows, plan funded status and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value stocks and large and small market capitalizations. Fixed income securities generally include market and long duration bonds of companies from diversified industries, mortgage-backed securities, non-US securities, bank loans and U.S. Treasuries. Other assets such as private markets and hedge funds are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and/or reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Target allocations for pension plan assets as of December 31, 2013 are listed below:

U.S. Large Cap Equity Securities	22%
U.S. Small Cap and Mid Cap Equity Securities	5
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	8
100%

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements for pension plan assets at December 31, 2013 and 2012 (a):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Asset Category:
Short-term investments (b)	$15	$—	$—	$15	$—	$16	$—	$16
Equity securities
U.S. Large Cap (c)	639	—	—	639	478	31	—	509
U.S. Small/Mid Cap (d)	160	—	—	160	108	3	—	111
Non U.S. (e)	440	94	—	534	372	85	—	457
Fixed income securities (f)	11	623	—	634	61	491	—	552
Hedge Funds and Similar Investments (g)	193	50	285	528	147	56	238	441
Private Equity and Other (h)	—	—	122	122	—	—	125	125
Total	$1,458	$767	$407	$2,632	$1,166	$682	$363	$2,211
_______________________________________

(a)	See Note 3 — Fair Value for a description of levels within the fair value hierarchy.

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

The pension trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on net asset values (NAV). Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Electric has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Electric selectively corroborates the fair values of securities by comparison of market-based price sources.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Hedge Funds and Similar	Private Equity		Hedge Funds and Similar	Private Equity
	Investments	and Other	Total	Investments	and Other	Total
	(In millions)
Beginning Balance at January 1	$238	$125	$363	$205	$116	321
Total realized/unrealized gains (losses):
Realized gains (losses)	—	12	12	13	(4)	9
Unrealized gains (losses)	29	(10)	19	(3)	8	5
Purchases, sales and settlements:
Purchases	18	15	33	176	23	199
Sales	—	(20)	(20)	(153)	(18)	(171)
Ending Balance at December 31	$285	$122	$407	$238	$125	$363
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$27	$2	$29	$11	$4	$15

There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2013 and 2012.

Other Postretirement Benefits

The Company participates in plans sponsored by LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet our other postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) trusts exist for represented and non-represented employees. The Company contributed $239 million to its other postretirement medical and life insurance benefit plans during 2013. At the discretion of management, we anticipate making up to $120 million of contributions to the VEBA trusts in 2014.

Starting in 2012, in lieu of offering future employees post-employment health care and life insurance benefits, the Company allocates a fixed amount per year to an account in a tax-exempt trust for each employee. These trusts are managed either by the Company (for non-represented and certain represented groups), or by the Utility Workers of America (UWUA) for Local 223 employees. The cost of these plans was $1 million in 2013 and less than $1 million in 2012.

Beginning in 2013, the Company replaced sponsored retiree medical, prescription drug and dental coverage with a Retiree Health Care Allowance (RHCA). This change applies to both current and future Medicare eligible non-represented retirees, spouses, surviving spouses or same sex domestic partners; as well as future Medicare eligible represented retirees, spouses, surviving spouses or same sex domestic partners. The 2013 RHCA allowance ranged between $3,250 and $3,500 depending on an employee’s date of hire and will increase each year by the lower of the rate of medical inflation or 2%.

Net other postretirement cost includes the following components:

	2013	2012	2011
	(In millions)
Service cost	$35	$51	$49
Interest cost	67	91	91
Expected return on plan assets	(74)	(61)	(62)
Amortization of:
Net loss	47	58	40
Prior service costs (credit)	(100)	(16)	(15)
Net transition asset	—	2	2
Net other postretirement cost (benefit)	$(25)	$125	$105

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

	2013	2012
	(In millions)
Other changes in plan assets and APBO recognized in Regulatory assets (liabilities) and Other comprehensive income
Net actuarial gain	$(258)	$(14)
Amortization of net actuarial loss	(47)	(58)
Prior service credit	(159)	(207)
Amortization of prior service credit	100	16
Amortization of transition asset	—	(2)
Total recognized in Regulatory assets (liabilities) and Other comprehensive income	$(364)	$(265)
Total recognized in net periodic benefit cost, Regulatory assets (liabilities) and Other comprehensive income	$(389)	$(140)
Estimated amounts to be amortized from Regulatory assets (liabilities) and Accumulated other comprehensive income into net periodic benefit cost during next fiscal year
Net actuarial loss	$15	$50
Prior service credit	$(109)	$(69)

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as Accrued postretirement liability - affiliates in the Consolidated Statements of Financial Position at December 31:

	2013	2012
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,752	$1,868
Service cost	35	51
Interest cost	67	91
Plan amendments	(159)	(207)
Actuarial (gain) loss	(200)	12
Medicare Part D subsidy	1	5
Benefits paid	(66)	(68)
Accumulated postretirement benefit obligation, end of year	$1,430	$1,752
Change in plan assets
Plan assets at fair value, beginning of year	$756	$651
Actual return on plan assets	131	88
Company contributions	239	95
Benefits paid	(65)	(78)
Plan assets at fair value, end of year	$1,061	$756
Funded status, end of year	$(369)	$(996)
Amount recorded as:
Non-current liabilities	$(369)	$(996)
Amounts recognized in Regulatory assets (liabilities) (see Note 8)
Net actuarial loss	$255	$560
Prior service cost	(303)	(244)
	$(48)	$316

At December 31, 2013, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2014	$78
2015	83
2016	87
2017	93
2018	98
2019-2023	555
$994

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs are listed below:

	2013		2012	2011
Accumulated postretirement benefit obligation
Discount rate	4.95%		4.15%	5.00%
Health care trend rate pre- and post- 65	7.50	/ 6.50%	7.00%	7.00%
Ultimate health care trend rate	4.50%		5.00%	5.00%
Year in which ultimate reached pre- and post- 65	2025 / 2024		2021	2020
Other postretirement benefit costs
Discount rate (prior to interim remeasurement)	4.15%		5.00%	5.50%
Discount rate (post interim remeasurement)	4.30%		N/A	N/A
Expected long-term rate of return on plan assets	8.25%		8.25%	8.75%
Health care trend rate pre- and post- 65	7.00%		7.00%	7.00%
Ultimate health care trend rate	5.00%		5.00%	5.00%
Year in which ultimate reached	2021		2020	2019

A one percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $6 million in 2013 and increased the accumulated benefit obligation by $79 million at December 31, 2013. A one percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $5 million in 2013 and would have decreased the accumulated benefit obligation by $70 million at December 31, 2013.

The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefits plans is similar to those previously described for its pension plans.

Target allocations for other postretirement benefit plan assets as of December 31, 2013 are listed below:

U.S. Large Cap Equity Securities	17%
U.S. Small Cap and Mid Cap Equity Securities	4
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	14
100%

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements for other postretirement benefit plan assets at December 31, 2013 and 2012 (a):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category:	(In millions)
Short-term investments (b)	$3	$—	$—	$3	$1	$1	$—	$2
Equity securities
U.S. Large Cap (c)	208	—	—	208	122	2	—	124
U.S. Small/Mid Cap (d)	103	—	—	103	70	—	—	70
Non U.S. (e)	197	5	—	202	151	4	—	155
Fixed income securities (f)	12	243	—	255	25	162	—	187
Hedge Funds and Similar Investments (g)	91	17	111	219	68	15	78	161
Private Equity and Other (h)	—	—	71	71	—	—	57	57
Total	$614	$265	$182	$1,061	$437	$184	$135	$756
_______________________________________

(a)	See Note 3 — Fair Value for a description of levels within the fair value hierarchy.

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

(f)
This category includes corporate bonds from diversified industries, U.S. Treasuries, bank loans and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

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

The VEBA trusts hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on net asset values (NAV). Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Electric has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Electric selectively corroborates the fair values of securities by comparison of market-based price sources.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Hedge Funds and Similar Investments	Private Equity and Other	Total	Hedge Funds and Similar Investments	Private Equity and Other	Total
	(In millions)
Beginning Balance at January 1	$78	$57	$135	$63	$39	$102
Total realized/unrealized gains (losses):
Realized gains (losses)	—	2	2	4	(7)	(3)
Unrealized gains	10	5	15	—	9	9
Purchases, sales and settlements:
Purchases	23	14	37	56	25	81
Sales	—	(7)	(7)	(45)	(9)	(54)
Ending Balance at December 31	$111	$71	$182	$78	$57	$135
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$10	$6	$16	$4	$1	$5

There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2013 and 2012.

Interim Re-Measurement of Other Postretirement Benefit Obligation

In March 2013, the Company reached an agreement on a new four-year labor contract with certain represented employees. As a term of the agreement, the Company replaced sponsored retiree medical, prescription drug and dental coverage for future Medicare eligible retirees with a Retiree Health Care Allowance (RHCA) account of $3,250 per year. The modification in retiree health coverage will reduce future other postretirement benefit costs.

Based on the impact of such benefit cost savings on the consolidated financial statements, the Company re-measured its retiree health plan as of March 31, 2013. In performing the re-measurement, the Company updated its significant actuarial assumptions, including an adjustment to the discount rate from 4.15% at December 31, 2012 to 4.30% at March 31, 2013. Plan assets were also updated to reflect fair value as of the re-measurement date. Beginning April 2013, net other postretirement benefit costs were recorded based on the updated actuarial assumptions and benefit changes resulting from the new labor contract.

Healthcare Legislation

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic other postretirement benefit costs by $1 million in 2013, $4 million in 2012 and $5 million in 2011.

Defined Contribution Plans

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credit service. The cost of these plans was $21 million, $19 million, and $18 million in each of the years ended 2013, 2012, and 2011, respectively.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 16 — RELATED PARTY TRANSACTIONS

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
The following is a summary of transactions with affiliated companies:

	2013	2012	2011
Revenues	(In millions)
Energy sales	$2	$2	$1
Other services	$7	$11	$4
Shared capital assets	$23	$26	$30
Costs
Fuel and power purchases	$4	$5	$1
Other services and interest	$(1)	$1	$2
Corporate expenses (net)	$334	$322	$304
Other
Dividends declared	$342	$317	$305
Dividends paid	$342	$317	$305
Capital contribution from DTE Energy	$400	$—	$—

	December 31,
	2013	2012
Assets	(In millions)
Accounts receivable (includes income taxes receivable of $23 in 2013)	$24	$5
Notes receivable	$200	$—
Liabilities
Accounts payable (includes income taxes payable of $13 in 2012)	$60	$65
Short-term borrowing	$58	$80
Accrued pension liability	$705	$1,368
Accrued postretirement liability	$369	$996

Our accounts receivable from affiliated companies and accounts payable to affiliated companies are payable upon demand and are generally settled in cash within a monthly business cycle.

We had a short-term note receivable from DTE Energy of $200 million at December 31, 2013 and no balance at December 31, 2012. This note is subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at market-based rates.

Charitable contributions to the DTE Energy Foundation were approximately $18 million for the year ended December 31, 2013, no contributions for the year ended December 31, 2012, and approximately $21 million for the year ended December 31, 2011. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute and assist charitable organizations and does not serve a direct business or political purpose of DTE Electric.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 17 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year to Date

	(In millions)
2013
Operating Revenues	$1,219	$1,265	$1,457	$1,256	$5,197
Operating Income	$235	$202	$338	$225	$1,000
Net Income	$116	$90	$180	$101	$487

2012
Operating Revenues	$1,198	$1,289	$1,542	$1,262	$5,291
Operating Income (a)	$213	$265	$378	$172	$1,028
Net Income	$97	$127	$195	$67	$486
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

For the years ended December 31, 2013 and 2012 professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of DTE Electric’s annual financial statements for the years ended December 31, 2013 and December 31, 2012, respectively, and fees billed for other services rendered by PwC during those periods.

	2013	2012
Audit fees (a)	$1,335,493	$1,248,808
Audit-related fees (b)	11,000	39,000
All other fees (c)	150,000	375,000
Total	$1,496,493	$1,662,808
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
(1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”
(3) Exhibits.
(i)Exhibits filed herewith.

12-48	Computation of Ratio of Earnings to Fixed Charges

23-28	Consent of PricewaterhouseCoopers LLP

31-87	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report

31-88	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Registration Statement on Form A-2 (File No. 2-4609)). (amendment)

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Registration Statement on Form S-1 (File No. 2-7136)). (amendment)

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Registration Statement on Form S-1 (File No. 2-8290)). (amendment)

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Registration Statement on Form S-1 (File No. 2-9226)). (amendment)

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Form 8-K dated September 11, 1957). (amendment)

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Registration Statement on Form S-9 (File No. 2-25664)). (amendment)

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Form 10-K for the year ended December 31, 2000). (1990 Series B and C)

Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Form 10-K for the year ended December 31, 1996). (1991 Series DP)

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Form 10-K for the year ended December 31, 2000). (amendment)

Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Form 10-Q for the quarter ended September 30, 2002). (2002 Series B)

Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)

Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated September 29, 2005). (2005 Series C)

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)

Supplemental Indenture, dated as of March 15, 2009 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-263 to Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT)

Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-269 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series B)

Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-271 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series A)

Supplemental Indenture, dated as of December 1, 2010, to Mortgage and Deed of Trust, dated as of October 1, 1924between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-273 to Form 10-K for the year ended December 31, 2010). (2010 Series CT)

Supplemental Indenture, dated as of March 1, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-274 to Form 10-Q for the quarter ended March 31, 2011). (2011 Series AT)

Supplemental Indenture, dated as of May 15, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-275 to Form 10-Q for the quarter ended June 30, 2011). (2011 Series B)

Supplemental Indenture, dated as of August 1, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-276 to Form 10-Q for the quarter ended September 30, 2011). (2011 Series GT)

Supplemental Indenture, dated as of August 15, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-277 to Form 10-Q for the quarter ended September 30, 2011). (2011 Series D, 2011 Series E, 2011 Series F)

Supplemental Indenture, dated as of September 1, 2011, to Mortgage and Deed to Trust, dated as of October 1, 1924 between The Detroit Edison Company and the Bank of New York Mellon Trust Company N.A. as successor trustee (Exhibit 4-278 to Detroit Edison Form 10-Q for the quarter ended September 30, 2011. (2011 Series H)

Supplemental Indenture, dated as of June 20, 2012, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-279 to Form 10-Q for the quarter ended June 30, 2012). (2012 Series A and B)

Supplemental Indenture, dated as of March 15, 2013, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee (Exhibit 4-280 to Form 10-Q for the quarter ended March 31, 2013). (2013 Series A)

Supplemental Indenture, dated as of August 1, 2013, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-281 to Form 10-Q for the quarter ended September 30, 2013). (2013 Series B)

Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Registration Statement on Form S-3 (File No. 33-50325)) and indentures supplemental thereto, dated as of the dates indicated below and filed as exhibits to the filings set forth below:

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

10(e)
Form of Second Amended and Restated DTE Electric Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 15, 2013 by and among The DTE Electric Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.01 to Form 8-K dated April 9, 2013

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

(iii)    Exhibits furnished herewith.

32-87	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report

32-88	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report

DTE Electric Company

Schedule II — Valuation and Qualifying Accounts

	Year Ended December 31,
	2013	2012	2011
Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statements of Financial Position)	(In millions)
Balance at Beginning of Period	$35	$80	$93
Additions:
Charged to costs and expenses	52	40	47
Charged to other accounts (a)	11	7	8
Deductions (b)	(70)	(92)	(68)
Balance At End of Period	$28	$35	$80
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY (Registrant)
Date:	February 14, 2014	By	/s/ GERARD M. ANDERSON
Gerard M. Anderson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GERARD M. ANDERSON	By	/s/ PETER B. OLEKSIAK
	Gerard M. Anderson		Peter B. Oleksiak
	Chairman of the Board and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

By	/s/ DONNA M. ENGLAND	By	/s/ LISA A. MUSCHONG
	Donna M. England		Lisa A. Muschong
	Chief Accounting Officer		Director
(Principal Accounting Officer)

By	/s/ DAVID E. MEADOR	By	/s/ BRUCE D. PETERSON
	David E. Meador		Bruce D. Peterson
	Director		Director

Date: February 14, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.