Form 10-Q
period 2014-03-31
DTE Electric Co
filed 2014-04-25
CIK 28385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

DTE Electric Company

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2014
TABLE OF CONTENTS

Page
Definitions	1
Forward-Looking Statements	2
Part I - FINANCIAL INFORMATION
Items 1. Financial Statements	3
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statements of Comprehensive Income (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Narrative Analysis of Results of Operations	23
Item 4. Controls and Procedures	25
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	27
Item 6. Exhibits	27
SIGNATURE	28
EX-12-49
EX-31-89
EX-31-90
EX-32-89
EX-32-90
EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Database
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase

DEFINITIONS

Company	DTE Electric Company and any subsidiary companies

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies.

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MDEQ	Michigan Department of Environmental Quality

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

NOV	Notice of Violation

NRC	United States Nuclear Regulatory Commission

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

Part I - Financial Information

Item 1. Financial Statements

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating Revenues	$1,410	$1,219
Operating Expenses
Fuel and purchased power	498	372
Operation and maintenance	342	331
Depreciation and amortization	228	212
Taxes other than income	71	70
Asset (gains) losses and reserves, net	—	(1)
	1,139	984
Operating Income	271	235
Other (Income) and Deductions
Interest expense	63	66
Other income	(13)	(15)
Other expenses	7	6
	57	57
Income Before Income Taxes	214	178
Income Tax Expense	77	62
Net Income	$137	$116

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net income	$137	$116
Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $(1) and $—	(1)	—
Comprehensive income	$136	$116

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating Activities
Net income	$137	$116
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	228	212
Nuclear fuel amortization	5	9
Allowance for equity funds used during construction	(5)	(3)
Deferred income taxes	42	27
Asset (gains) losses and reserves, net	—	(1)
Changes in assets and liabilities:
Accounts receivable, net	6	(3)
Inventories	55	52
Accounts payable	73	(17)
Regulatory assets and liabilities	(135)	163
Accrued pension liability — affiliates	(20)	(92)
Accrued postretirement liability — affiliates	(15)	(125)
Other assets	(28)	(31)
Other liabilities	(31)	(66)
Net cash from operating activities	312	241
Investing Activities
Plant and equipment expenditures	(354)	(255)
Restricted cash for debt redemption, principally Securitization	65	57
Notes receivable from affiliate	200	—
Proceeds from sale of nuclear decommissioning trust fund assets	271	136
Investment in nuclear decommissioning trust funds	(275)	(140)
Other Investments	(8)	(6)
Net cash used for investing activities	(101)	(208)
Financing Activities
Issuance of long-term debt, net of issuance costs	—	372
Redemption of long-term debt	(113)	(139)
Short-term borrowings — other	—	(130)
Short-term borrowings — affiliate	5	(29)
Dividends on common stock	(93)	(85)
Other	(3)	(3)
Net cash used for financing activities	(204)	(14)
Net Increase in Cash and Cash Equivalents	7	19
Cash and Cash Equivalents at Beginning of the Period	27	30
Cash and Cash Equivalents at End of the Period	$34	$49

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$176	$106

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$34	$27
Restricted cash, principally Securitization	36	100
Accounts receivable (less allowance for doubtful accounts of $28 and $28, respectively)
Customer	724	723
Affiliates	1	24
Other	39	24
Inventories
Fuel	135	188
Materials and supplies	213	215
Notes receivable
Affiliates	—	200
Other	12	2
Regulatory assets	41	13
Prepaid property taxes	76	41
Other	28	27
	1,339	1,584
Investments
Nuclear decommissioning trust funds	1,195	1,191
Other	160	160
	1,355	1,351
Property
Property, plant and equipment	18,922	18,730
Less accumulated depreciation and amortization	(6,991)	(6,951)
	11,931	11,779
Other Assets
Regulatory assets	2,237	2,275
Securitized regulatory assets	182	231
Intangible assets	39	41
Notes receivable	1	8
Other	142	141
	2,601	2,696
Total Assets	$17,226	$17,410

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) - (Continued)

	March 31,	December 31,
	2014	2013
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$108	$60
Other	395	424
Accrued interest	65	61
Current portion long-term debt, including capital leases	675	504
Regulatory liabilities	171	278
Deferred income taxes	97	91
Short-term borrowings
Affiliates	63	58
Other	150	177
	1,724	1,653
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,362	4,540
Securitization bonds	—	105
Capital lease obligations	—	4
	4,362	4,649
Other Liabilities
Deferred income taxes	2,842	2,807
Regulatory liabilities	354	386
Asset retirement obligations	1,691	1,667
Unamortized investment tax credit	39	41
Nuclear decommissioning	175	178
Accrued pension liability — affiliates	685	705
Accrued postretirement liability — affiliates	354	369
Other	102	101
	6,242	6,254

Commitments and Contingencies (Notes 6 and 9)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,596	3,596
Retained earnings	1,319	1,274
Accumulated other comprehensive income (loss)	(17)	(16)
	4,898	4,854
Total Liabilities and Shareholder’s Equity	$17,226	$17,410

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2013	138,632	$1,386	$2,210	$1,274	$(16)	$4,854
Net income	—	—	—	137	—	137
Dividends declared on common stock	—	—	—	(93)	—	(93)
Benefit obligations, net of tax	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	1
Balance, March 31, 2014	138,632	$1,386	$2,210	$1,319	$(17)	$4,898

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

Basis of Presentation

These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2013 Annual Report on Form 10-K.

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

The Consolidated Financial Statements are unaudited, but in the Company's opinion include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

Certain prior year balances were reclassified to match the current year's financial statement presentation. Such revisions included an increase in the Consolidated Statements of Cash Flows line items for (i) Proceeds from sale of nuclear decommissioning trust funds, and (ii) Investment in nuclear decommissioning trust funds by $124 million for the three months ended March 31, 2013. These revisions were needed to properly state the gross purchases and sales activity in the nuclear decommissioning trust fund for the quarter. The total of Net cash used in investing activities for the three months ended March 31, 2013 was unchanged by these revisions. The revisions noted above are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2014, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items as of March 31, 2014 and December 31, 2013 restricted for Securitization that are either (1) assets that can be used only to settle their obligations related to Securitization or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	March 31,	December 31,
	2014	2013
	(In millions)
ASSETS
Restricted cash	$36	$100
Accounts receivable	40	34
Securitized regulatory assets	182	231
Other assets	3	4
	$261	$369

LIABILITIES
Accounts payable and accrued current liabilities	$1	$7
Current portion long-term debt	202	196
Current regulatory liabilities	41	43
Securitization bonds	—	105
Other long-term liabilities	8	8
	$252	$359

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in common shareholders' equity during a period from transactions and events from non-owner sources, including net income. As shown in the following tables, amounts recorded to accumulated other comprehensive loss for the three months ended March 31, 2014 reflected changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans.

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	Three Months Ended March 31, 2014
	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations	Total
	(In millions)
Beginning balance, December 31, 2013	$1	$(17)	$(16)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from Accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	—	(1)	(1)
Ending balance, March 31, 2014	$1	$(18)	$(17)
_______________________________________
(a) All amounts are net of tax.

Intangible Assets

The Company has certain intangible assets relating to emission allowances and renewable energy credits as shown below:

	March 31,	December 31,
	2014	2013
	(In millions)
Emission allowances	$2	$2
Renewable energy credits	50	51
	52	53
Less current intangible assets	13	12
	$39	$41

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business.

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2014 was 36% as compared to 35% for the three months ended March 31, 2013.

DTE Electric had an income tax payable of $17 million at March 31, 2014 and an income tax receivable of $23 million at December 31, 2013 due DTE Energy.

The Company had $2 million of unrecognized tax benefits at March 31, 2014, that, if recognized, would favorably impact its effective tax rate. The Company does not anticipate any material changes to the unrecognized tax benefits in the next twelve months.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $19 million and $13 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2014 and December 31, 2013. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

The following table presents assets measured and recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$5	$46	$—	$51	$2	$114	$—	$116
Nuclear decommissioning trusts	764	431	—	1,195	779	412	—	1,191
Other investments (b)	88	49	—	137	91	44	—	135
Derivative assets — FTRs	—	—	1	1	—	—	3	3
Total	$857	$526	$1	$1,384	$872	$570	$3	$1,445

Assets:
Current	$5	$46	$1	$52	$2	$114	$3	$119
Noncurrent	852	480	—	1,332	870	456	—	1,326
Total Assets	$857	$526	$1	$1,384	$872	$570	$3	$1,445
_______________________________________

(a)
At March 31, 2014, available-for-sale securities of $51 million, included $36 million and $15 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position. At December 31, 2013, available-for-sale securities of $116 million, included $100 million and $16 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position.

(b)	Available-for-sale equity securities at both March 31, 2014 and December 31, 2013 of $7 million are included in Other investments on the Consolidated Statements of Financial Position.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Cash Equivalents

Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.

Nuclear Decommissioning Trusts and Other Investments

The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The institutional mutual funds hold exchange-traded equity or debt securities and are valued based on stated net asset values (NAV). Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered to be preferable. The Company has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Company selectively corroborates the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by the Company's Trust Investments Department which reports to the Company's Vice President and Treasurer.

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

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net Assets as of beginning of the period	$3	$1
Change in fair value recorded in regulatory assets/liabilities	4	1
Purchases, issuances and settlements:
Settlements	(6)	(1)
Net Assets as of March 31	$1	$1
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2014 and 2013	$—	$1

No transfers between Levels 1, 2 or 3 occurred in the three months ended March 31, 2014 and 2013.

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

The following table presents the carrying amount and fair value of financial instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$13	$—	$—	$13	$10	$—	$—	$10
Notes receivable — affiliates	$—	$—	$—	$—	$200	$—	$—	$200
Short-term borrowings — affiliates	$63	$—	$—	$63	$58	$—	$—	$58
Long-term debt	$5,032	$—	$5,125	$304	$5,146	$—	$5,253	$136

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	March 31,	December 31,
	2014	2013
	(In millions)
Fermi 2	$1,174	$1,172
Fermi 1	3	3
Low-level radioactive waste	18	16
Total	$1,195	$1,191

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Realized gains	$9	$8
Realized losses	$(7)	$(7)
Proceeds from sales of securities	$271	$136

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	March 31, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Gains	Value	Gains
	(In millions)
Equity securities	$730	$197	$730	$201
Debt securities	452	16	442	12
Cash and cash equivalents	13	—	19	—
	$1,195	$213	$1,191	$213

The debt securities at March 31, 2014 and December 31, 2013 had an average maturity of approximately 7 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $33 million and $31 million of unrealized losses as Regulatory assets at March 31, 2014 and December 31, 2013, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in the three months ended March 31, 2014 and 2013 for Fermi 1.

Other Securities

At March 31, 2014 and December 31, 2013, the securities were comprised primarily of money market and equity securities. During the three months ended March 31, 2014 and 2013, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income and realized into net income for the periods. Gains related to trading securities held at March 31, 2014 and 2013 were $2 million and $7 million, respectively.

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In millions)
FTRs — Other current assets	$1	$3
Total derivatives not designated as hedging instrument	$1	$3

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $4 million and $1 million in gains related to FTRs recognized in Regulatory liabilities for the three months ended March 31, 2014 and 2013, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2014:

Commodity	Number of Units
FTRs (MWh)	16,665

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the three months ended March 31, 2014 follows:

(In millions)
Asset retirement obligations at December 31, 2013	$1,667
Accretion	26
Revision in estimated cash flows	(5)
Liabilities incurred	3
Asset retirement obligations at March 31, 2014	$1,691

NOTE 6 — REGULATORY MATTERS

Refundable Revenue Decoupling/ Deferred Gain Amortization

In September 2012, the MPSC approved DTE Electric's accounting application to defer for future amortization the gain resulting from the reversal of the Company's $127 million regulatory liability associated with the operation of the RDM. The approved application provided for the amortization of the regulatory liability to income, at a monthly rate of approximately $10.6 million, beginning January 2014. On April 1, 2014, the MPSC approved DTE Electric's accounting application to suspend the amortization of the RDM regulatory liability as of June 30, 2014 and to complete the amortization over the period January 2015 to June 2015. If DTE Electric's base rates are increased prior to July 1, 2015, the Company will cease amortization and refund to customers the remaining unamortized balance of the regulatory liability.

PSCR Proceedings

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

2012 PSCR Year — In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to nominal 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of up to $32 million of the Fermi-related purchased power costs. Resolution of this matter is expected in 2014.

2013 PSCR Year — In March 2014, DTE Electric filed the 2013 PSCR reconciliation calculating a net over-recovery of $54 million that includes an under-recovery of $87 million for the 2012 PSCR year.

NOTE 7 — LONG-TERM DEBT

Debt Issuances

In March 2014, DTE Electric agreed to issue $150 million of 4.60%, 30-year mortgage bonds and $100 million of 3.77%, 12-year mortgage bonds to a group of institutional investors in a private placement transaction. The bonds are expected to close and fund in June 2014. Proceeds will be used for the repayment of existing indebtedness and for general corporate purposes.

Debt Redemptions

In 2014, the following debt was redeemed:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Mortgage Bonds	Various	2014	$13
March	Securitization Bonds	6.62%	2014	100
				$113

In April 2014, DTE Electric called $31 million of 2.35% tax exempt revenue bonds and $32 million of 4.65% tax exempt revenue bonds with final maturities of 2024 and 2028, respectively.

NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Electric has a $300 million unsecured revolving credit agreement with a syndicate of 19 banks that can be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.7% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in April 2018. There were no amounts outstanding against the facility at March 31, 2014 and December 31, 2013.

The agreement requires the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreement, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2014, the total funded debt to total capitalization ratio for DTE Electric was 0.50 to 1 and is in compliance with this financial covenant.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric has spent approximately $2 billion through 2013. The Company estimates DTE Electric will make capital expenditures of approximately $280 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition asking the Court to review the D.C. Circuit Court's decision on CSAPR. A ruling by the Supreme Court is expected by the second quarter of 2014. Notwithstanding the appeal filed with the Supreme Court, the EPA and a number of states, including Michigan, have started working on the framework of revised CSAPR regulations which we anticipate to be proposed in the next few years.

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015, with a potential extension to April 2016. DTE Electric has requested and been granted compliance date extensions for all relevant units to April 2016. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. On March 3, 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. On April 3, 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and River Rouge Unit 3.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy and DTE Electric believe that all the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

In March 2013, the Sierra Club filed suit against DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 six-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin the Company from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of six-minute periods from 1,499 to 1,139. DTE Electric filed an answer to the amended complaint on March 11, 2014. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

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

On April 19, 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by December 2014. DTE Electric has provided comments to the EPA. However, it is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2014 and at December 31, 2013, the Company had $9 million and $8 million accrued for remediation, respectively. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

DTE Electric owns and operates three permitted engineered ash storage facilities to dispose of fly ash from the coal fired power plant. The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published in June 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. The rules are expected to be finalized by December 2014. It is not possible to quantify the impact of those expected rulemakings at this time.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other

In December 2012, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). Capital costs for pollution controls and/or boiler conversions and the expenses for the one-time energy assessments are not expected to be material.

In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's non-attainment area includes DTE Electric facilities in southwest Detroit and areas of Wayne County. Preliminary modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants. The state implementation plan process is in the information gathering stage, and DTE Electric is unable to estimate any required emissions reductions at this time.

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

As of April 1, 2014, DTE Electric has $1.5 billion in primary coverage and $1.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion, subject to a $1 million deductible. The total limit for property damage for non-nuclear events is $2 billion and an aggregate of $327 million of coverage for extra expenses over a two-year period.

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

Under the NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $35 million per event if the loss associated with any one event at any insured nuclear plant should exceed the accumulated funds available to NEIL.

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

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

In February 2013, the U.S. Court of Appeals for the District of Columbia (COA) granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. In November 2013, the COA issued a decision ordering the DOE to submit a proposal to Congress to reduce the nuclear waste fee to zero until the DOE enacts an alternative nuclear waste management plan. In January 2014, the DOE submitted such a proposal to Congress that will take effect in 90 legislative calendar days, absent legislative action to the contrary. Simultaneously, the DOE filed a petition for rehearing of the November 2013 decision with the COA. In March 2014, the COA denied DOE's petition for rehearing. DTE Electric continues to pay fees to the U.S. government's nuclear waste fund pending further developments in this proceeding.

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

Purchase Commitments

As of March 31, 2014, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments, renewable energy contracts and energy trading contracts. The Company estimates that these commitments will be approximately $2.6 billion from 2014 through 2033.

The Company also estimates that 2014 capital expenditures will be approximately $1.6 billion. The Company has made certain commitments in connection with expected capital expenditures.

DTE Electric Company

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

See Note 6 for a discussion of contingencies related to Regulatory Matters.

NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Three Months Ended March 31	(In millions)
Service cost	$17	$19	$7	$12
Interest cost	40	36	17	18
Expected return on plan assets	(48)	(46)	(21)	(18)
Amortization of:
Net actuarial loss	27	36	3	12
Prior service credit	—	—	(27)	(17)
Net periodic benefit cost (credit)	$36	$45	$(21)	$7

Pension and Other Postretirement Contributions

During the first three months of 2014, the Company contributed $30 million to its pension plans. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $115 million contribution to its pension plans in 2014.

At the discretion of management, the Company may make up to a $120 million contribution to its other postretirement benefit plans in 2014.

Item 2. Management’s Narrative Analysis of Results of Operations

The Management’s Narrative Analysis of Results of Operations discussion for DTE Electric is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

DTE Electric's results for the three months ended March 31, 2014 as compared to the comparable 2013 period are discussed below:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating revenues	$1,410	$1,219
Fuel and purchased power	498	372
Gross margin	912	847
Operation and maintenance	342	331
Depreciation and amortization	228	212
Taxes other than income	71	70
Asset (gains) losses and reserves, net	—	(1)
Operating Income	271	235
Other (Income) and Deductions	57	57
Income Tax Expense	77	62
Net Income	$137	$116
Operating Income as a Percentage of Operating Revenues	19%	19%

Gross margin increased $65 million in the three months ended March 31, 2014. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Amortization of refundable revenue decoupling/deferred gain	$32
Base sales, inclusive of weather effect	13
Securitization bond and tax surcharge	8
Renewable energy program	4
Low income energy assistance surcharge	6
Regulatory mechanisms and other	2
Increase in gross margin	$65

	Three Months Ended
	March 31,
	2014	2013
	(In thousands of MWh)
Electric Sales
Residential	3,978	3,854
Commercial	4,048	3,923
Industrial	2,501	2,436
Other	205	252
	10,732	10,465
Interconnection sales (a)	618	773
Total Electric Sales	11,350	11,238

Electric Deliveries
Retail and Wholesale	10,732	10,465
Electric Customer Choice, including self generators (b)	1,267	1,260
Total Electric Sales and Deliveries	11,999	11,725
_______________________________________
(a) Represents power that is not distributed by DTE Electric.
(b) Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense increased $11 million in the three months ended March 31, 2014 due primarily to higher power plant generation expenses for planned outages of $27 million, increased low income energy assistance of $6 million and higher energy optimization and renewable energy expenses of $2 million, partially offset by lower employee benefit expenses of $24 million.

Depreciation and amortization expense increased $16 million in the three months ended March 31, 2014 due to higher amortization of regulatory assets of $11 million, primarily related to Securitization, and $5 million of increased expense due to a higher depreciable base.

Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change and electric choice. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards were re-proposed on September 20, 2013, under a presidential directive issued on June 25, 2013. Under the same presidential directive, the EPA is expected to propose performance standards for carbon dioxide emissions from existing and modified plants by June 1, 2014 and issue final standards by June 1, 2015. DTE Energy will be an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers as authorized by the MPSC. Increased costs for energy produced from traditional coal based sources could also increase the economic viability of energy produced from renewable and/or nuclear sources, from energy efficiency initiatives, and from the potential development of market-based trading of carbon offsets which could provide new business opportunities. At the present time, it is not possible to quantify the financial implication of these climate related legislative or regulatory initiatives on DTE Electric or its customers.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In July 2009, DTE Energy received a NOV/FOV from the EPA alleging, among other things, that five DTE Electric power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a project and outage at Unit 2 of the Monroe Power Plant. In March 2013, DTE Energy received a supplemental NOV from the EPA relating to the July 2009 NOV/FOV. The supplemental NOV alleged additional violations relating to the New Source Review provisions under the Clean Air Act, among other things.

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. On March 3, 2014, the U.S. District Court judge granted DTE Energy's second motion for summary judgment dismissing the civil case related to Monroe Unit 2. On April 3, 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and River Rouge Unit 3.

DTE Energy and DTE Electric believe that all the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

In March 2013, the Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Energy and DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of 6-minute periods from 1,499 to 1,139. DTE Energy and DTE Electric filed an answer to the amended complaint on March 11, 2014. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

For additional discussion on legal matters, see Notes 6 and 9 of the Notes to Consolidated Financial Statements.

Item 1A.  Risk Factors

There are various risks associated with the operations of DTE Electric. To provide a framework to understand the operating environment of DTE Electric, we have provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company's 2013 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future.

Item 6. Exhibits

(i) Exhibits filed herewith:

12-49	Computation of Ratio of Earnings to Fixed Charges

31-89	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-90	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits furnished herewith:

32-89	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32-90	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DTE ELECTRIC COMPANY
(Registrant)

Date: April 25, 2014	By	/s/ DONNA M. ENGLAND
Donna M. England Chief Accounting Officer (Principal Accounting Officer)