Form 10-Q
period 2014-06-30
DTE Electric Co
filed 2014-07-25
CIK 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

DTE Electric Company

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2014

TABLE OF CONTENTS

Page
Definitions	1
Forward-Looking Statements	2
Part I - FINANCIAL INFORMATION
Items 1. Financial Statements	3
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statements of Comprehensive Income (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management's Narrative Analysis of Results of Operations	24
Item 4. Controls and Procedures	26
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 6. Exhibits	28
SIGNATURE	29
EX-4-282
EX-4-283
EX-12-50
EX-31-91
EX-31-92
EX-32-91
EX-32-92
EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Database
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase

DEFINITIONS

Company	DTE Electric Company and any subsidiary companies

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies.

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas Company and numerous non-utility subsidiaries

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MDEQ	Michigan Department of Environmental Quality

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

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

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Electric. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation; including legislative amendments and Customer Choice programs;

•	economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation and thefts of electricity;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials and purchased power;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	contract disputes, binding arbitration, litigation and related appeals; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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

Part I — Financial Information

Item 1. Financial Statements

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues	$1,281	$1,265	$2,691	$2,484

Operating Expenses
Fuel and purchased power	400	435	898	807
Operation and maintenance	329	343	671	674
Depreciation and amortization	229	221	457	433
Taxes other than income	65	63	136	133
Asset (gains) losses and reserves, net	(1)	1	(1)	—
	1,022	1,063	2,161	2,047
Operating Income	259	202	530	437

Other (Income) and Deductions
Interest expense	61	68	124	134
Other income	(17)	(9)	(30)	(24)
Other expenses	8	6	15	12
	52	65	109	122
Income Before Income Taxes	207	137	421	315

Income Tax Expense	77	47	154	109

Net Income	$130	$90	$267	$206

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net income	$130	$90	$267	$206
Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1, $—, $— and $—, respectively	—	1	(1)	1
Comprehensive income	$130	$91	$266	$207

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In millions)
Operating Activities
Net income	$267	$206
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	457	433
Nuclear fuel amortization	19	17
Allowance for equity funds used during construction	(11)	(6)
Deferred income taxes	145	61
Changes in assets and liabilities:
Accounts receivable, net	(14)	(84)
Inventories	(28)	43
Accounts payable	10	18
Accrued pension liability — affiliates	(83)	(134)
Accrued postretirement liability — affiliates	(28)	(138)
Regulatory assets and liabilities	(152)	217
Other assets	(53)	11
Other liabilities	(34)	(27)
Net cash from operating activities	495	617
Investing Activities
Plant and equipment expenditures	(832)	(607)
Restricted cash for debt redemption, principally Securitization	12	12
Notes receivable from affiliate	200	(1)
Proceeds from sale of nuclear decommissioning trust fund assets	475	309
Investment in nuclear decommissioning trust funds	(483)	(317)
Other Investments	(15)	(15)
Net cash used for investing activities	(643)	(619)
Financing Activities
Issuance of long-term debt, net of issuance costs	248	371
Redemption of long-term debt	(281)	(152)
Short-term borrowings — other	275	(34)
Short-term borrowings — affiliate	97	(20)
Dividends on common stock	(185)	(171)
Other	(4)	(2)
Net cash from (used for) financing activities	150	(8)
Net Increase (Decrease) in Cash and Cash Equivalents	2	(10)
Cash and Cash Equivalents at Beginning of the Period	27	30
Cash and Cash Equivalents at End of the Period	$29	$20

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$152	$130

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$29	$27
Restricted cash, principally Securitization	88	100
Accounts receivable (less allowance for doubtful accounts of $27 and $28, respectively)
Customer	749	723
Affiliates	17	24
Other	39	24
Inventories
Fuel	210	188
Materials and supplies	221	215
Notes receivable
Affiliates	—	200
Other	12	2
Regulatory assets	52	13
Other	73	68
	1,490	1,584
Investments
Nuclear decommissioning trust funds	1,237	1,191
Other	167	160
	1,404	1,351
Property
Property, plant and equipment	19,276	18,730
Less accumulated depreciation and amortization	(7,085)	(6,951)
	12,191	11,779
Other Assets
Regulatory assets	2,175	2,275
Securitized regulatory assets	135	231
Intangible assets	40	41
Other	158	149
	2,508	2,696
Total Assets	$17,593	$17,410

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2014	2013
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$57	$60
Other	359	424
Accrued interest	57	61
Current portion long-term debt, including capital leases	215	504
Regulatory liabilities	148	278
Deferred income taxes	103	91
Short-term borrowings
Affiliates	155	58
Other	275	—
Other	150	177
	1,519	1,653
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	4,905	4,540
Securitization bonds	—	105
Capital lease obligations	—	4
	4,905	4,649
Other Liabilities
Deferred income taxes	2,937	2,807
Regulatory liabilities	293	386
Asset retirement obligations	1,717	1,667
Unamortized investment tax credit	37	41
Nuclear decommissioning	180	178
Accrued pension liability — affiliates	622	705
Accrued postretirement liability — affiliates	341	369
Other	107	101
	6,234	6,254

Commitments and Contingencies (Notes 7 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,596	3,596
Retained earnings	1,356	1,274
Accumulated other comprehensive loss	(17)	(16)
	4,935	4,854
Total Liabilities and Shareholder’s Equity	$17,593	$17,410

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2013	138,632	$1,386	$2,210	$1,274	$(16)	$4,854
Net income	—	—	—	267	—	267
Dividends declared on common stock	—	—	—	(185)	—	(185)
Benefit obligations, net of tax	—	—	—	—	(1)	(1)
Balance, June 30, 2014	138,632	$1,386	$2,210	$1,356	$(17)	$4,935

See Notes to Consolidated Financial Statements (Unaudited)

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

Certain prior year balances were reclassified to match the current year's financial statement presentation. Such revisions included an increase in the Consolidated Statements of Cash Flows line items for (i) Proceeds from sale of nuclear decommissioning trust funds, and (ii) Investment in nuclear decommissioning trust funds by $282 million for the six months ended June 30, 2013. These revisions were needed to properly state the gross purchases and sales activity in the nuclear decommissioning trust fund for the six months ended June 30, 2013. The total of Net cash used in investing activities for the six months ended June 30, 2013 was unchanged by these revisions. The revisions noted above are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

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

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2014, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items as of June 30, 2014 and December 31, 2013 restricted for Securitization that are either (1) assets that can be used only to settle their obligations related to Securitization or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	June 30,	December 31,
	2014	2013
	(In millions)
ASSETS
Restricted cash	$88	$100
Accounts receivable	39	34
Securitized regulatory assets	135	231
Other long-term assets	2	4
	$264	$369

LIABILITIES
Accounts payable and accrued current liabilities	$5	$7
Current portion long-term debt	201	196
Current regulatory liabilities	41	43
Securitization bonds	—	105
Other long-term liabilities	8	8
	$255	$359

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in common shareholders' equity during a period from transactions and events from non-owner sources, including net income. As shown in the following tables, amounts recorded to accumulated other comprehensive loss for the three and six months ended June 30, 2014 include unrealized gains and losses on available-for-sale securities, and changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans.

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	Three Months Ended June 30, 2014
	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations	Total
	(In millions)
Beginning balance, March 31, 2014	$1	$(18)	$(17)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from Accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	—	—	—
Ending balance, June 30, 2014	$1	$(18)	$(17)

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	Six Months Ended June 30, 2014
	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations	Total
	(In millions)
Beginning balance, December 31, 2013	$1	$(17)	$(16)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from Accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	—	(1)	(1)
Ending balance, June 30, 2014	$1	$(18)	$(17)
_______________________________________
(a) All amounts are net of tax.

Intangible Assets

The Company has certain intangible assets relating to emission allowances and renewable energy credits as shown below:

	June 30,	December 31,
	2014	2013
	(In millions)
Emission allowances	$2	$2
Renewable energy credits	51	51
	53	53
Less current intangible assets	13	12
	$40	$41

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business.

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Income Taxes

The Company's effective tax rate for the three months ended June 30, 2014 was 37% as compared to 34% for the three months ended June 30, 2013. The Company's effective tax rate for the six months ended June 30, 2014 was 37% as compared to 35% for the six months ended June 30, 2013. The increases in the effective tax rates are due primarily to a reduction in the domestic production activities tax benefit.

DTE Electric had an income tax receivable of $16 million at June 30, 2014 and $23 million at December 31, 2013 due from DTE Energy.

The Company had $3 million of unrecognized tax benefits at June 30, 2014, that, if recognized, would favorably impact its effective tax rate. The Company does not anticipate any material changes to the unrecognized tax benefits in the next twelve months.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $10 million and $19 million for the three months ended June 30, 2014 and 2013, respectively while such allocation was $29 million and $33 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. Early adoption is not permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

NOTE 4 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2014 and December 31, 2013. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

The following table presents assets measured and recorded at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$5	$96	$—	$101	$2	$114	$—	$116
Nuclear decommissioning trusts	798	439	—	1,237	779	412	—	1,191
Other investments (b)	92	50	—	142	91	44	—	135
Derivative assets — FTRs	—	—	7	7	—	—	3	3
Total	$895	$585	$7	$1,487	$872	$570	$3	$1,445

Assets:
Current	$5	$96	$7	$108	$2	$114	$3	$119
Noncurrent	890	489	—	1,379	870	456	—	1,326
Total Assets	$895	$585	$7	$1,487	$872	$570	$3	$1,445
_______________________________________

(a)
At June 30, 2014, available-for-sale securities of $101 million, included $88 million and $13 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position. At December 31, 2013, available-for-sale securities of $116 million, included $100 million and $16 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position.

(b)	Available-for-sale equity securities at both June 30, 2014 and December 31, 2013 of $7 million are included in Other investments on the Consolidated Statements of Financial Position.

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

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net Assets as of beginning of the period	$1	$1	$3	$1
Change in fair value recorded in regulatory assets/liabilities	7	3	11	4
Purchases, issuances and settlements:
Settlements	(1)	(2)	(7)	(3)
Net Assets as of June 30	$7	$2	$7	$2
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2014 and 2013	$7	$2	$7	$2

No transfers between Levels 1, 2 or 3 occurred in the three and six months ended June 30, 2014 and 2013.

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

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$13	$—	$—	$13	$10	$—	$—	$10
Notes receivable — affiliates	$—	$—	$—	$—	$200	$—	$—	$200
Short-term borrowings — affiliates	$155	$—	$—	$155	$58	$—	$—	$58
Short-term borrowings — other	$275	$—	$275	$—	—	$—	$—	$—
Long-term debt, excluding capital leases	$5,116	$—	$5,233	$352	$5,146	$—	$5,253	$136

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	June 30,	December 31,
	2014	2013
	(In millions)
Fermi 2	$1,214	$1,172
Fermi 1	3	3
Low-level radioactive waste	20	16
Total	$1,237	$1,191

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Realized gains	$7	$11	$16	$19
Realized losses	$(4)	$(7)	$(11)	$(14)
Proceeds from sales of securities	$204	$173	$475	$309

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	June 30, 2014		December 31, 2013
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
	(In millions)
Equity securities	$762	$220	$730	$201
Debt securities	462	19	442	12
Cash and cash equivalents	13	—	19	—
	$1,237	$239	$1,191	$213

The debt securities at June 30, 2014 and December 31, 2013 had an average maturity of approximately 7 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $28 million and $31 million of unrealized losses as Regulatory assets at June 30, 2014 and December 31, 2013, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in the three and six months ended June 30, 2014 and 2013 for Fermi 1.

Other Securities

At June 30, 2014 and December 31, 2013, the securities were comprised primarily of money market and equity securities. During the three and six months ended June 30, 2014 and 2013, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income and realized into net income for the periods. Gains related to trading securities held at June 30, 2014 and 2013 were $7 million and $8 million, respectively.

NOTE 5 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

The Company recognizes all derivatives at their fair value as Derivative assets or liabilities on the Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. Gains or losses from the ineffective portion of cash flow hedges are recognized in earnings immediately. For fair value hedges, changes in fair values for the derivative and hedged item are recognized in earnings each period. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.

The Company's primary market risk exposure is associated with commodity prices, credit and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. DTE Electric generates, purchases, distributes and sells electricity. DTE Electric uses forward energy contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are MTM and recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities until realized.

The following table presents the fair value of derivative instruments as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In millions)
FTRs — Other current assets	$7	$3
Total derivatives not designated as hedging instrument	$7	$3

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the six months ended June 30, 2014 follows:

(In millions)
Asset retirement obligations at December 31, 2013	$1,667
Accretion	51
Liabilities incurred	7
Liabilities settled	(3)
Revision in estimated cash flows	(5)
Asset retirement obligations at June 30, 2014	$1,717

NOTE 7 — REGULATORY MATTERS

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

Transition of the City of Detroit's Public Lighting Department's (PLD) Customers to DTE Electric's Distribution System

Transitional Reconciliation Mechanism (TRM)
On July 19, 2013, DTE Electric filed its TRM application proposing a transitional tariff option for certain former PLD customers and a modified line extension provision. The application also proposed a recovery mechanism for the deferred net incremental revenue requirement associated with the transition. The net incremental revenue requirement includes costs to install meters and attach customers; system and customer facility upgrades and repairs; and the difference between DTE Electric's tariff rates and any transitional rates approved in the future. On May 13, 2014, the MPSC approved the TRM as requested and also ordered DTE Electric to include in the TRM the PLD transmission delivery service costs incurred while DTE Electric is temporarily relying upon PLD to operate and maintain PLD's system during the system conversion period. The meter installation phase of the transition was completed in June 2014. On July 1, 2014, former PLD customers became customers of DTE Electric.

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

2012 PSCR Year — In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to nominal 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of up to $32 million of the Fermi-related purchased power costs. Resolution of this matter is expected by late 2014 or early 2015.

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 — LONG-TERM DEBT

Debt Issuances

In 2014, the following debt was issued:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
June	Mortgage Bonds (a)	3.77%	2026	$100
June	Mortgage Bonds (a)	4.60%	2044	150
				$250
_______________________________________

(a)	Proceeds were used for the early redemption of long-term debt, for the repayment of short-term borrowings and for general corporate purposes.

In July 2014, DTE Electric issued $350 million of 3.375% mortgage bonds due 2025 and $350 million of 4.30% mortgage bonds due 2044. Proceeds will be used for redemption of DTE Electric long-term debt, for the repayment of short-term borrowings and for general corporate purposes.

Debt Redemptions

In 2014, the following debt was redeemed:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Mortgage Bonds	Various	2014	$13
March	Securitization Bonds	6.62%	2014	100
April	Tax Exempt Revenue Bonds (a)	2.35%	2024	31
April	Tax Exempt Revenue Bonds (a)	4.65%	2028	32
June	Tax Exempt Revenue Bonds (a)	4.875%	2029	36
June	Tax Exempt Revenue Bonds (a)	6.00%	2036	69
				$281
_______________________________________

(a)	DTE Electric Tax Exempt Revenue Bonds are issued by a public body that loans proceeds to DTE Electric on terms substantially mirroring the Tax Exempt Revenue Bonds.

In June 2014, DTE Electric called for redemption $200 million of 4.80% senior notes due in February 2015 to be redeemed in July 2014 and $60 million of 5.25% tax exempt revenue bonds due in August 2029 to be redeemed in August 2014.

NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Electric has a $300 million unsecured revolving credit agreement with a syndicate of 19 banks that can be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.7% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in April 2018. At June 30, 2014, there was $275 million outstanding against the facility, while there were no amounts outstanding against the facility at December 31, 2013.

The agreement requires the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreement, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2014, the total funded debt to total capitalization ratio for DTE Electric was 0.52 to 1 and is in compliance with this financial covenant.

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric spent approximately $2 billion through 2013. The Company estimates DTE Electric will make capital expenditures of approximately $280 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit (Court of Appeals) granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court of Appeals issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition for a review of the Court of Appeals' decision on CSAPR. On April 29, 2014, the U.S. Supreme Court issued its ruling reversing the Court of Appeals' stay decision and remanding the case for further proceedings. The EPA has since requested the Court of Appeals to lift the stay on CSAPR and proposed that phase one of the rule would start effective January 2015. Notwithstanding the U.S. Supreme Court remand decision and potential decision by the Court of Appeals to lift the stay, DTE Electric expects to meet its obligations under CSAPR beginning in 2015. Furthermore, the EPA and a number of states, including Michigan, have started working on the framework of revised CSAPR regulations which may still be proposed in the next few years to address other challenges to the existing CSAPR regulations. DTE Electric will continue to monitor these developments and adjust its compliance strategy accordingly.

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

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. On March 3, 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. On April 3, 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and River Rouge Unit 3. On June 30, 2014, the EPA filed a motion requesting certification for appeal of the March 3, 2014 summary judgment decision.

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

Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The final rule was issued on May 19, 2014. The final rule specifies a time period exceeding three years to complete studies to determine the type of technology needed to reduce impacts to fish. Final compliance for the installation of the required technology will be determined by each state on a case by case basis. We are currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.

On April 19, 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by September 2015. DTE Electric has provided comments to the EPA. However, it is not possible at this time to quantify the impacts of these developing requirements.

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2014 and December 31, 2013, the Company had $8 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

DTE Electric owns and operates three permitted engineered ash storage facilities to dispose of fly ash from the coal fired power plants. The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published in June 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. The rules are expected to be finalized by December 2014. It is not possible to quantify the impact of those expected rulemakings at this time.

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

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Under the NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $35 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, DTE Electric has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2 that required DTE Electric to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and has scheduled the initial offload from the spent fuel pool in 2014. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement agreement, including extensions, provides for a claims process and payment of delay-related costs experienced by DTE Electric through 2016. DTE Electric has begun the claims process and claims are being settled and paid on a timely basis. The settlement proceeds reduce the cost of the dry cask storage facility assets and provide reimbursement for related operating expenses. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

In February 2013, the U.S. Court of Appeals for the District of Columbia (COA) granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. In November 2013, the COA issued a decision ordering the DOE to submit a proposal to Congress to reduce the nuclear waste fee to zero until the DOE enacts an alternative nuclear waste management plan. In January 2014, the DOE submitted such a proposal to Congress that was scheduled to take effect in 90 legislative calendar days, absent legislative action to the contrary. Simultaneously, the DOE filed a petition for rehearing of the November 2013 decision with the COA. In March 2014, the COA denied DOE's petition for rehearing. The 1 mill per kWh fee was reduced to zero effective May 16, 2014.

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

Purchase Commitments

As of June 30, 2014, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments, renewable energy contracts and energy trading contracts. The Company estimates that these commitments will be approximately $2.3 billion from 2014 through 2033.

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

See Note 7 for a discussion of contingencies related to regulatory matters.

NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Three Months Ended June 30	(In millions)
Service cost	$17	$19	$6	$9
Interest cost	40	37	17	16
Expected return on plan assets	(49)	(47)	(21)	(19)
Amortization of:
Net actuarial loss	26	36	5	12
Prior service cost (credit)	1	—	(28)	(28)
Net periodic benefit cost (credit)	$35	$45	$(21)	$(10)

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Six Months Ended June 30	(In millions)
Service cost	$34	$38	$13	$21
Interest cost	80	73	34	34
Expected return on plan assets	(97)	(93)	(42)	(37)
Amortization of:
Net actuarial loss	53	72	8	24
Prior service cost (credit)	1	—	(55)	(45)
Net periodic benefit cost (credit)	$71	$90	$(42)	$(3)

Pension and Other Postretirement Contributions

During the first six months of 2014, the Company contributed $100 million to its pension plans. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $45 million contribution to its pension plans in 2014.

At the discretion of management, the Company may make up to a $120 million contribution to its other postretirement benefit plans in 2014.

Item 2. Management’s Narrative Analysis of Results of Operations

The Management’s Narrative Analysis of Results of Operations discussion for DTE Electric is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

DTE Electric's results for the three and six months ended June 30, 2014 as compared to the comparable 2013 period are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Operating revenues	$1,281	$1,265	$2,691	$2,484
Fuel and purchased power	400	435	898	807
Gross margin	881	830	1,793	1,677
Operation and maintenance	329	343	671	674
Depreciation and amortization	229	221	457	433
Taxes other than income	65	63	136	133
Asset (gains) losses and reserves, net	(1)	1	(1)	—
Operating Income	259	202	530	437
Other (Income) and Deductions	52	65	109	122
Income Tax Expense	77	47	154	109
Net Income	$130	$90	$267	$206
Operating Income as a Percentage of Operating Revenues	20%	16%	20%	18%

Gross margin increased $51 million and $116 million in the three and six months ended June 30, 2014, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Amortization of refundable revenue decoupling/deferred gain	$32	$63
Base sales, inclusive of weather effect	10	26
Securitization bond and tax surcharge	—	8
Renewable energy program	6	11
Low income energy assistance surcharge	6	13
Regulatory mechanisms and other	(3)	(5)
Increase in gross margin	$51	$116

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands of MWh)
Electric Sales
Residential	3,452	3,345	7,430	7,199
Commercial	4,168	4,158	8,216	8,081
Industrial	2,554	2,675	5,055	5,111
Other	171	216	376	468
	10,345	10,394	21,077	20,859
Interconnection sales (a)	479	792	1,097	1,565
Total Electric Sales	10,824	11,186	22,174	22,424

Electric Deliveries
Retail and Wholesale	10,345	10,394	21,077	20,859
Electric Customer Choice, including self generators (b)	1,237	1,287	2,504	2,547
Total Electric Sales and Deliveries	11,582	11,681	23,581	23,406
_______________________________________
(a) Represents power that is not distributed by DTE Electric.
(b) Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $14 million and $3 million in the three and six months ended June 30, 2014, respectively. The decrease in the second quarter was due primarily to lower employee benefit expenses of $24 million and $12 million of reinvestment expenses in 2013, partially offset by higher storm restoration expenses of $9 million, increased low income energy assistance of $7 million and higher power plant generation expenses for planned outages of $5 million. The decrease in the six-month period was primarily due to lower employee benefit expenses of $46 million and $12 million of reinvestment expenses in 2013, partially offset by higher power plant generation expenses of $35 million, increased low income energy assistance of $13 million, higher storm restoration expenses of $4 million and higher energy optimization and renewable energy expenses of $4 million.

Depreciation and amortization expense increased $8 million and $24 million in the three and six months ended June 30, 2014, respectively. The increase in the second quarter was due to higher amortization of regulatory assets of $5 million, primarily related to Securitization, and $3 million of increased expense due to a higher depreciable base. The increase in the six-month period was due to higher amortization of regulatory assets of $16 million, primarily related to Securitization, and $8 million of increased expense due to a higher depreciable base.

Other (income) and deductions were lower by $13 million in each of the three and six months periods ended June 30, 2014. The decrease in the second quarter was due primarily to lower interest expense and higher investment earnings, while the decrease in the six-month period was due primarily to lower interest expense.

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

In May 2014, the Company filed an application with the NRC requesting a renewal of the license for its Fermi 2 nuclear power plant. The Company has requested a 20-year extension of its original license due to expire in 2025.

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards were re-proposed on September 20, 2013, under a presidential directive issued on June 25, 2013. Under the same presidential directive, the EPA proposed performance standards for carbon dioxide emissions from existing, reconstructed and modified plants on June 2, 2014 and plans to issue a final standard by July 2015. DTE Electric is an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers as authorized by the MPSC. Increased costs for energy produced from traditional coal-based sources could also increase the economic viability of energy produced from renewable and/or nuclear sources, from energy efficiency initiatives, and from the potential development of market-based trading of carbon offsets which could provide new business opportunities. A June 23, 2014 U.S. Supreme Court decision on the EPA’s authority to regulate greenhouse gas emissions under permitting programs of the Clean Air Act is expected to have little effect on DTE Electric since the Supreme Court's decision upholds the EPA’s authority to regulate GHGs at sources that are already subject to permitting due to emissions of conventional pollutants. In addition, the Supreme Court's ruling does not affect the EPA’s current proposed carbon performance standards at new or existing power plants. At the present time, it is not possible to quantify the financial impacts of these climate related legislative or regulatory initiatives on DTE Electric or its customers.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. On March 3, 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. On April 3, 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and River Rouge Unit 3. On June 30, 2014, the EPA filed a motion requesting certification for appeal of the March 3, 2014 summary judgment decision.

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

For additional discussion on legal matters, see Notes 7 and 10 of the Notes to Consolidated Financial Statements.

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

Item 6. Exhibits

(i) Exhibits filed herewith:

4-282
Supplemental Indenture, dated as of June 1, 2014, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee. (2014 Series A and B)

4-283
Supplemental Indenture, dated as of July 1, 2014, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee. (2014 Series D and E)

12-50	Computation of Ratio of Earnings to Fixed Charges

31-91	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-92	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits furnished herewith:

32-91	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32-92	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DTE ELECTRIC COMPANY
(Registrant)

Date: July 25, 2014	By	/s/ DONNA M. ENGLAND
Donna M. England Chief Accounting Officer (Principal Accounting Officer)