Form 10-Q
period 2014-09-30
DTE Electric Co
filed 2014-10-24
CIK 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

DTE Electric Company

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2014

TABLE OF CONTENTS

Page
Definitions	1
Forward-Looking Statements	2
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statements of Comprehensive Income (Unaudited)	4
Consolidated Statements of Financial Position (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	7
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Narrative Analysis of Results of Operations	24
Item 4. Controls and Procedures	27
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 6. Exhibits	28
SIGNATURE	29
EX-12-51
EX-31-93
EX-31-94
EX-32-93
EX-32-94
EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Database
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase

DEFINITIONS

COA	U.S. Court of Appeals for the District of Columbia

Company	DTE Electric Company and any subsidiary companies

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity.

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies.

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas Company and numerous non-utility subsidiaries

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

MDEQ	Michigan Department of Environmental Quality

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark to Market

NEIL	Nuclear Electric Insurance Limited

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related and purchased power costs.

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

TRIA	Terrorism Risk Insurance Extension Act of 2005

TRM	Transitional Reconciliation Mechanism

VIE	Variable Interest Entity

Units of Measurement

kWh	Kilowatthour of electricity

MWh	Megawatthour of electricity

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Electric. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation, including legislative amendments and Customer Choice programs;

•	economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation and thefts of electricity;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials and purchased power;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	contract disputes, binding arbitration, litigation and related appeals; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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

Part I — Financial Information

Item 1. Financial Statements

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues	$1,357	$1,457	$4,048	$3,941

Operating Expenses
Fuel and purchased power	430	487	1,328	1,294
Operation and maintenance	351	335	1,022	1,009
Depreciation and amortization	238	233	695	666
Taxes other than income	66	67	202	200
Asset (gains) losses and reserves, net	—	(3)	(1)	(3)
	1,085	1,119	3,246	3,166
Operating Income	272	338	802	775

Other (Income) and Deductions
Interest expense	65	68	189	202
Other income	(15)	(14)	(45)	(38)
Other expenses	11	7	26	19
	61	61	170	183
Income Before Income Taxes	211	277	632	592

Income Tax Expense	75	97	229	206

Net Income	$136	$180	$403	$386

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net income	$136	$180	$403	$386
Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $0, $0, $0 and $1, respectively	1	1	—	2
Comprehensive income	$137	$181	$403	$388

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$28	$27
Restricted cash, principally Securitization	40	100
Accounts receivable (less allowance for doubtful accounts of $30 and $28, respectively)
Customer	718	723
Affiliates	2	24
Other	16	24
Inventories
Fuel	212	188
Materials and supplies	229	215
Notes receivable
Affiliates	36	200
Other	12	2
Regulatory assets	46	13
Prepaid property tax	97	41
Other	30	27
	1,466	1,584
Investments
Nuclear decommissioning trust funds	1,229	1,191
Other	169	160
	1,398	1,351
Property
Property, plant and equipment	19,518	18,730
Less accumulated depreciation and amortization	(7,183)	(6,951)
	12,335	11,779
Other Assets
Regulatory assets	2,171	2,275
Securitized regulatory assets	86	231
Intangible assets	39	41
Other	177	149
	2,473	2,696
Total Assets	$17,672	$17,410

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2014	2013
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$54	$60
Other	346	424
Accrued interest	66	61
Current portion long-term debt, including capital leases	119	504
Regulatory liabilities	162	278
Deferred income taxes	106	91
Short-term borrowings
Affiliates	56	58
Other	254	—
Other	142	177
	1,305	1,653
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	5,144	4,540
Securitization bonds	—	105
Capital lease obligations	—	4
	5,144	4,649
Other Liabilities
Deferred income taxes	2,986	2,807
Regulatory liabilities	276	386
Asset retirement obligations	1,745	1,667
Unamortized investment tax credit	37	41
Nuclear decommissioning	179	178
Accrued pension liability — affiliates	583	705
Accrued postretirement liability — affiliates	327	369
Other	110	101
	6,243	6,254

Commitments and Contingencies (Notes 7 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,596	3,596
Retained earnings	1,400	1,274
Accumulated other comprehensive loss	(16)	(16)
	4,980	4,854
Total Liabilities and Shareholder’s Equity	$17,672	$17,410

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Operating Activities
Net income	$403	$386
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	695	666
Nuclear fuel amortization	33	25
Allowance for equity funds used during construction	(16)	(10)
Deferred income taxes	199	104
Asset (gains) losses and reserves, net	—	(3)
Changes in assets and liabilities:
Accounts receivable, net	36	(40)
Inventories	(38)	53
Accounts payable	7	15
Accrued pension liability — affiliates	(122)	(229)
Accrued postretirement liability — affiliates	(42)	(148)
Regulatory assets and liabilities	(163)	302
Other assets	(74)	(42)
Other liabilities	(39)	(15)
Net cash from operating activities	879	1,064
Investing Activities
Plant and equipment expenditures	(1,143)	(946)
Restricted cash for debt redemption, principally Securitization	60	58
Notes receivable from affiliate	164	(4)
Proceeds from sale of nuclear decommissioning trust fund assets	652	477
Investment in nuclear decommissioning trust funds	(665)	(489)
Other	(16)	(21)
Net cash used for investing activities	(948)	(925)
Financing Activities
Issuance of long-term debt, net of issuance costs	942	768
Redemption of long-term debt	(837)	(491)
Short-term borrowings — other	254	(119)
Short-term borrowings — affiliate	(2)	(25)
Dividends on common stock	(277)	(257)
Other	(10)	(2)
Net cash from (used for) financing activities	70	(126)
Net Increase in Cash and Cash Equivalents	1	13
Cash and Cash Equivalents at Beginning of the Period	27	30
Cash and Cash Equivalents at End of the Period	$28	$43

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$139	$155

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2013	138,632	$1,386	$2,210	$1,274	$(16)	$4,854
Net income	—	—	—	403	—	403
Dividends declared on common stock	—	—	—	(277)	—	(277)
Balance, September 30, 2014	138,632	$1,386	$2,210	$1,400	$(16)	$4,980

See Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

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

Prior year balances were revised to reflect an increase of $437 million in the Consolidated Statements of Cash Flows line items for (i) Proceeds from sale of nuclear decommissioning trust funds, and (ii) Investment in nuclear decommissioning trust funds for the nine months ended September 30, 2013. These revisions were needed to properly state the gross purchases and sales activity in the nuclear decommissioning trust fund for the nine months ended September 30, 2013. The total of Net cash used for investing activities for the nine months ended September 30, 2013 was unchanged by these revisions. The revisions noted above are not deemed material, individually or in the aggregate, to the prior period Consolidated Financial Statements.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2014, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items as of September 30, 2014 and December 31, 2013 restricted for Securitization that are either (1) assets that can be used only to settle their obligations related to Securitization or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	September 30,	December 31,
	2014	2013
	(In millions)
ASSETS
Restricted cash	$40	$100
Accounts receivable	40	34
Securitized regulatory assets	86	231
Other long-term assets	2	4
	$168	$369

LIABILITIES
Accounts payable and accrued current liabilities	$1	$7
Current portion long-term debt	105	196
Current regulatory liabilities	44	43
Securitization bonds	—	105
Other long-term liabilities	9	8
	$159	$359

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Changes in Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2014 and 2013, reclassifications out of accumulated other comprehensive loss for the Company were not material. Changes in accumulated other comprehensive loss are presented in the Consolidated Statements of Changes in Shareholder’s Equity.

Intangible Assets

The Company has certain intangible assets relating to emission allowances and renewable energy credits as shown below:

	September 30,	December 31,
	2014	2013
	(In millions)
Emission allowances	$1	$2
Renewable energy credits	50	51
	51	53
Less current intangible assets	12	12
	$39	$41

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business.

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2014 was 36% as compared to 35% for the three months ended September 30, 2013. The Company's effective tax rate for the nine months ended September 30, 2014 was 36% as compared to 35% for the nine months ended September 30, 2013.

DTE Electric had an income tax payable of $2 million at September 30, 2014 and an income tax receivable of $23 million at December 31, 2013 with DTE Energy.

The Company had $3 million of unrecognized tax benefits at September 30, 2014, that, if recognized, would favorably impact its effective tax rate. The Company does not anticipate any material changes to the unrecognized tax benefits in the next twelve months.

Stock-Based Compensation

The Company received an allocation of costs from DTE Energy associated with stock-based compensation of $14 million and $10 million for the three months ended September 30, 2014 and 2013, respectively while such allocation was $43 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. Early adoption is not permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statements.

NOTE 4 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2014 and December 31, 2013. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

The following table presents assets measured and recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$5	$51	$—	$56	$2	$114	$—	$116
Nuclear decommissioning trusts	789	440	—	1,229	779	412	—	1,191
Other investments (b)	92	51	—	143	91	44	—	135
Derivative assets — FTRs	—	—	4	4	—	—	3	3
Total	$886	$542	$4	$1,432	$872	$570	$3	$1,445

Assets:
Current	$5	$51	$4	$60	$2	$114	$3	$119
Noncurrent	881	491	—	1,372	870	456	—	1,326
Total Assets	$886	$542	$4	$1,432	$872	$570	$3	$1,445
_______________________________________

(a)
At September 30, 2014, available-for-sale securities of $56 million, included $40 million and $16 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position. At December 31, 2013, available-for-sale securities of $116 million, included $100 million and $16 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position.

(b)	Available-for-sale equity securities at both September 30, 2014 and December 31, 2013 of $7 million are included in Other investments on the Consolidated Statements of Financial Position.

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

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net Assets as of beginning of period	$7	$2	$3	$1
Change in fair value recorded in regulatory assets/liabilities	(3)	3	9	7
Purchases, issuances and settlements:
Settlements	—	—	(8)	(3)
Net Assets as of September 30,	$4	$5	$4	$5
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2014 and 2013	$(1)	$3	$4	$5

No transfers between Levels 1, 2 or 3 occurred in the three and nine months ended September 30, 2014 and 2013.

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

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$14	$—	$—	$14	$10	$—	$—	$10
Notes receivable — affiliates	$36	$—	$—	$36	$200	$—	$—	$200
Short-term borrowings — affiliates	$56	$—	$—	$56	$58	$—	$—	$58
Short-term borrowings — other	$254	$—	$254	$—	—	$—	$—	$—
Long-term debt, excluding capital leases	$5,259	$—	$5,062	$728	$5,146	$—	$5,253	$136

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	September 30,	December 31,
	2014	2013
	(In millions)
Fermi 2	$1,205	$1,172
Fermi 1	3	3
Low-level radioactive waste	21	16
Total	$1,229	$1,191

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Realized gains	$8	$11	$24	$30
Realized losses	$(3)	$(11)	$(14)	$(25)
Proceeds from sales of securities	$177	$168	$652	$477

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	September 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Gains	Value	Gains
	(In millions)
Equity securities	$748	$209	$730	$201
Debt securities	465	18	442	12
Cash and cash equivalents	16	—	19	—
	$1,229	$227	$1,191	$213

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The debt securities at September 30, 2014 and December 31, 2013 had an average maturity of approximately 7 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $37 million and $31 million of unrealized losses as Regulatory assets at September 30, 2014 and December 31, 2013, respectively.

Other Securities

At September 30, 2014 and December 31, 2013, the securities were comprised primarily of money market and equity securities. During the three and nine months ended September 30, 2014 and 2013, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income and realized into net income for the periods. Gains related to trading securities held at September 30, 2014 and 2013 were $8 million and $12 million, respectively.

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

The following table presents the fair value of derivative instruments as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In millions)
FTRs — Other current assets	$4	$3
Total derivatives not designated as hedging instrument	$4	$3

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the nine months ended September 30, 2014 follows:

(In millions)
Asset retirement obligations at December 31, 2013	$1,667
Accretion	77
Liabilities incurred	8
Liabilities settled	(3)
Revision in estimated cash flows	(4)
Asset retirement obligations at September 30, 2014	$1,745

NOTE 7 — REGULATORY MATTERS

Refundable Revenue Decoupling (RDM)/ Deferred Gain Amortization

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

Transition of PLD Customers to DTE Electric's Distribution System

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

2012 PSCR Year — In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to nominal 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of up to $32 million of the Fermi 2 related purchased power costs. Resolution of this matter is expected by early 2015.

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 — LONG-TERM DEBT

Debt Issuances

In 2014, the following debt was issued:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
June	Mortgage Bonds (a)	3.77%	2026	$100
June	Mortgage Bonds (a)	4.60%	2044	150
July	Mortgage Bonds (a)	3.375%	2025	350
July	Mortgage Bonds (a)	4.30%	2044	350
				$950
_______________________________________

(a)	Proceeds were used for the early redemption of long-term debt, for the repayment of short-term borrowings and for general corporate purposes.

Debt Redemptions

In 2014, the following debt was redeemed:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Mortgage Bonds	Various	2014	$13
March	Securitization Bonds	6.62%	2014	100
April	Tax Exempt Revenue Bonds (a)	2.35%	2024	31
April	Tax Exempt Revenue Bonds (a)	4.65%	2028	32
June	Tax Exempt Revenue Bonds (a)	4.875%	2029	36
June	Tax Exempt Revenue Bonds (a)	6.00%	2036	69
July	Senior Notes	4.80%	2015	200
August	Senior Notes	5.40%	2014	200
August	Tax Exempt Revenue Bonds (a)	5.25%	2029	60
September	Securitization Bonds	6.62%	2014	96
				$837
_______________________________________

(a)	Tax Exempt Revenue Bonds are issued by a public body that loans proceeds to the Company on terms substantially mirroring the Tax Exempt Revenue Bonds.

NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Electric has a $300 million unsecured revolving credit agreement with a syndicate of 19 banks that can be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. No one bank provides more than 8.7% of the commitment in the facility. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in April 2018. At September 30, 2014, there was $254 million outstanding against the facility, while there were no amounts outstanding against the facility at December 31, 2013.

The agreement requires the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreement, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties' debt, but excluding contingent obligations and nonrecourse and junior subordinated debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders' equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2014, the total funded debt to total capitalization ratio for DTE Electric was 0.52 to 1 and is in compliance with this financial covenant.

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Environmental

Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric spent approximately $2 billion through 2013. The Company estimates DTE Electric will make capital expenditures of approximately $200 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations.

Additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the COA granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the COA issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the COA's decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition for a review of the COA's decision on CSAPR. On April 29, 2014, the U.S. Supreme Court issued its ruling reversing the COA's stay decision and remanding the case for further proceedings. The EPA has since requested the COA to lift the stay on CSAPR and proposed that phase one of the rule would start effective January 2015. Notwithstanding the U.S. Supreme Court remand decision and potential decision by the COA to lift the stay, DTE Electric expects to meet its obligations under CSAPR beginning in 2015. Furthermore, the EPA and a number of states, including Michigan, have started working on the framework of revised CSAPR regulations which may still be proposed in the next few years to address other challenges to the existing CSAPR regulations. DTE Electric will continue to monitor these developments and adjust its compliance strategy accordingly.

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015, with a potential extension to April 2016. DTE Electric has requested and been granted compliance date extensions for all relevant units to April 2016, with the exception of Monroe Power Plant. All Monroe Power Plant units will be in compliance with MATS requirements by April 2015. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS.

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

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. On March 3, 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. On April 3, 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and denied the claims related to River Rouge that were brought by the Sierra Club. On June 30, 2014, the EPA filed a motion requesting certification for appeal of the March 3, 2014 summary judgment decision. On October 3, 2014, the EPA and the U.S. Department of Justice filed the anticipated notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. This will officially start the appellate process. The amended New Source Review claims are all stayed until the appeal is resolved by the U.S. Court of Appeals for the Sixth Circuit.

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

In March 2013, the Sierra Club filed suit against DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs alleged 1,499 six-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin the Company from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of six-minute periods from 1,499 to 1,139. DTE Electric filed an answer to the amended complaint on March 11, 2014. On October 16, 2014, the Sierra Club, DTE Energy and DTE Electric filed a stipulation to voluntary dismiss the litigation in its entirety.

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

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2014 and December 31, 2013, the Company had $10 million and $8 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

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

Nuclear Operations

Property Insurance

DTE Electric maintains property insurance policies specifically for the Fermi 2 plant. These policies cover such items as replacement power and property damage. NEIL is the primary supplier of the insurance policies.

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

In 2007, the TRIA was extended through December 31, 2014. A major change in the extension is the inclusion of “domestic” acts of terrorism in the definition of covered or “certified” acts. For multiple terrorism losses caused by acts of terrorism not covered under the TRIA occurring within one year after the first loss from terrorism, the NEIL policies would make available to all insured entities up to $3.2 billion, plus any amounts recovered from reinsurance, government indemnity, or other sources to cover losses.

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, DTE Electric has a contract with the DOE for the future storage and disposal of spent nuclear fuel from Fermi 2 that required DTE Electric to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee was a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool and a newly completed dry cask storage facility. The initial dry cask loading campaign planned for 2014 has been completed. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

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

In February 2013, the COA granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. In November 2013, the COA issued a decision ordering the DOE to submit a proposal to Congress to reduce the nuclear waste fee to zero until the DOE enacts an alternative nuclear waste management plan. In January 2014, the DOE submitted such a proposal to Congress that was scheduled to take effect in 90 legislative calendar days, absent legislative action to the contrary. Simultaneously, the DOE filed a petition for rehearing of the November 2013 decision with the COA. In March 2014, the COA denied DOE's petition for rehearing. The 1 mill per kWh fee was reduced to zero effective May 16, 2014.

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

Purchase Commitments

As of September 30, 2014, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments, renewable energy contracts and energy trading contracts. The Company estimates that these commitments will be approximately $2.3 billion from 2014 through 2033.

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

For a discussion of contingencies related to regulatory matters see Note 7 to the Consolidated Financial Statements, "Regulatory Matters".

NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Three Months Ended September 30,	(In millions)
Service cost	$14	$17	$6	$6
Interest cost	41	36	17	16
Expected return on plan assets	(48)	(45)	(21)	(18)
Amortization of:
Net actuarial loss	30	39	3	12
Prior service cost (credit)	—	1	(27)	(27)
Net periodic benefit cost (credit)	$37	$48	$(22)	$(11)

DTE Electric Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Nine Months Ended September 30,	(In millions)
Service cost	$48	$55	$19	$27
Interest cost	121	109	51	50
Expected return on plan assets	(145)	(138)	(63)	(55)
Amortization of:
Net actuarial loss	83	111	11	36
Prior service cost (credit)	1	1	(82)	(72)
Net periodic benefit cost (credit)	$108	$138	$(64)	$(14)

Pension and Other Postretirement Contributions

During the first nine months of 2014, the Company contributed $145 million to its pension plans.

At the discretion of management, the Company may make up to a $120 million contribution to its other postretirement benefit plans in 2014.

Item 2. Management’s Narrative Analysis of Results of Operations

The Management’s Narrative Analysis of Results of Operations discussion for DTE Electric is presented in accordance with General Instruction H (2) (a) of Form 10-Q.

DTE Electric's results for the three and nine months ended September 30, 2014 as compared to the comparable 2013 period are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues	$1,357	$1,457	$4,048	$3,941
Fuel and purchased power	430	487	1,328	1,294
Gross margin	927	970	2,720	2,647
Operation and maintenance	351	335	1,022	1,009
Depreciation and amortization	238	233	695	666
Taxes other than income	66	67	202	200
Asset (gains) losses and reserves, net	—	(3)	(1)	(3)
Operating Income	272	338	802	775
Other (Income) and Deductions	61	61	170	183
Income Tax Expense	75	97	229	206
Net Income	$136	$180	$403	$386
Operating Income as a Percentage of Operating Revenues	20%	23%	20%	20%

Gross margin decreased $43 million and increased $73 million in the three and nine months ended September 30, 2014, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Amortization of refundable revenue decoupling/deferred gain	$—	$63
Base sales, inclusive of weather effect	(51)	(24)
Securitization bond and tax surcharge	(2)	6
Renewable energy program	5	16
Low income energy assistance surcharge	4	17
Regulatory mechanisms and other	1	(5)
Increase (decrease) in gross margin	$(43)	$73

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands of MWh)
Electric Sales
Residential	3,932	4,401	11,362	11,600
Commercial	4,541	4,504	12,757	12,585
Industrial	2,710	2,635	7,765	7,746
Other	62	233	438	701
	11,245	11,773	32,322	32,632
Interconnection sales (a)	1,416	711	2,513	2,276
Total Electric Sales	12,661	12,484	34,835	34,908

Electric Deliveries
Retail and Wholesale	11,245	11,773	32,322	32,632
Electric Customer Choice, including self generators (b)	1,334	1,393	3,838	3,940
Total Electric Sales and Deliveries	12,579	13,166	36,160	36,572
_______________________________________
(a) Represents power that is not distributed by DTE Electric.
(b) Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense increased $16 million and $13 million in the three and nine months ended September 30, 2014, respectively. The increase in the third quarter was due primarily to increased storm restoration expenses of $33 million, partially offset by decreased employee benefit expenses of $14 million, $6 million of decreased power plant generation expenses and $4 million of decreased distribution operations expenses. The increase in the nine-month period was primarily due to increased storm restoration expenses of $37 million, increased power plant generation expenses for planned outages of $21 million and increased low income energy assistance of $17 million, partially offset by decreased employee benefit expenses of $61 million and $7 million of decreased distribution operations expenses. In addition, the 2014 third quarter and nine-month periods included $8 million of expenses related to the transition of PLD customers to DTE Electric’s distribution system effective July 1, 2014. In May 2014, the MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition that is reflected in the Depreciation and amortization line in the Consolidated Statements of Operations.

Depreciation and amortization expense increased $5 million and $29 million in the three and nine months ended September 30, 2014, respectively. The increase in the third quarter was due to $9 million of increased expense due to an increased depreciable base, partially offset by decreased amortization of regulatory assets of $4 million. The increase in the nine-month period was due to $20 million of increased expense due to an increased depreciable base and $9 million of increased amortization of regulatory assets, primarily related to Securitization.

Other (Income) and Deductions decreased by $13 million in the nine months ended September 30, 2014 due primarily to decreased interest expense.

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

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards were re-proposed on September 20, 2013, under a presidential directive issued on June 25, 2013. Under the same presidential directive, the EPA proposed performance standards for carbon dioxide emissions from existing, reconstructed and modified plants on June 2, 2014 and plans to issue a final standard by July 2015. DTE Electric is an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company, since the Company has no plans to build new coal-fired generation. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers as authorized by the MPSC. Increased costs for energy produced from traditional coal-based sources could also increase the economic viability of energy produced from renewable, natural gas-fired generation and/or nuclear sources, from energy efficiency initiatives, and from the potential development of market-based trading of carbon offsets which could provide new business opportunities. A June 23, 2014 U.S. Supreme Court decision on the EPA’s authority to regulate greenhouse gas emissions under permitting programs of the Clean Air Act is expected to have little effect on DTE Electric since the Supreme Court's decision upholds the EPA’s authority to regulate GHGs at sources that are already subject to permitting due to emissions of conventional pollutants. In addition, the Supreme Court's ruling does not affect the EPA’s current proposed carbon performance standards at new or existing power plants. At the present time, it is not possible to quantify the financial impacts of these climate related legislative or regulatory initiatives on DTE Electric or its customers.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements".

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For more information on material legal proceedings and matters related to us and our subsidiaries, see Notes 7 and 10 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies".

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

Item 6. Exhibits

(i) Exhibits filed herewith:

12-51	Computation of Ratio of Earnings to Fixed Charges

31-93	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-94	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits furnished herewith:

32-93	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32-94	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DTE ELECTRIC COMPANY
(Registrant)

Date: October 24, 2014	By	/S/ DONNA M. ENGLAND
Donna M. England Chief Accounting Officer (Principal Accounting Officer)