Form 10-K
period 2014-12-31
DTE Electric Co
filed 2015-02-13
CIK 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
DOCUMENTS INCORPORATED BY REFERENCE
None

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction

COA	U.S Court of Appeals for the District of Columbia

Company	DTE Electric Company and any subsidiary companies

Customer Choice	Michigan legislation giving customers the option of retail access to alternative suppliers for electricity

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas Company and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

IRS	Internal Revenue Service

MBT	Michigan Business Tax

MCIT	Michigan Corporate Income Tax

MCOA	Michigan Court of Appeals

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related and purchased power costs

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage

SEC	Securities and Exchange Commission

DEFINITIONS

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC

TRIA	Terrorism Risk Insurance Extension Act of 2005

TRM
A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

kWh	Kilowatthour of electricity

MW	Megawatt of electricity

MWh	Megawatthour of electricity

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Electric. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	impact of regulation by the EPA, FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation; including legislative amendments and retail access programs;

•	economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation and thefts of electricity;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials and purchased power;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident at an electric distribution or generation facility;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	contract disputes, binding arbitration, litigation and related appeals; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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
Revenue by Service

	2014	2013	2012
	(In millions)
Residential	$2,168	$2,351	$2,354
Commercial	1,761	1,883	1,898
Industrial	767	799	784
Other (a)	493	43	150
Subtotal	5,189	5,076	5,186
Interconnection sales (b)	93	121	105
Total Revenue	$5,282	$5,197	$5,291
_______________________________________

(a)	Includes revenue associated with under or over recoveries of tracking mechanisms and deferred gain amortization of the previously reversed RDM liability.

(b)	Represents power that is not distributed by DTE Electric.
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
Fuel Supply and Purchased Power
Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have long-term and short-term contracts for the purchase of approximately 30.3 million tons of low-sulfur western coal and approximately 3.5 million tons of Appalachian coal to be delivered from 2015 through 2017. All of these contracts have pricing schedules. We have approximately 91% of our 2015 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have our expected western coal rail requirements under contract through 2018. All of our expected eastern coal rail requirements are under contract through 2016. Contracts covering expected vessel transportation requirements for delivery of purchased coal to our generating facilities are currently being negotiated.
DTE Electric participates in the energy market through MISO. We offer our generation in the market on a day-ahead and real-time basis and bid for power in the market to serve our load. We are a net purchaser of power that supplements our generation capability to meet customer demand during peak cycles or during major plant outages.

Properties
DTE Electric owns generating plants and facilities that are located in the State of Michigan. Substantially all of DTE Electric's property is subject to the lien of a mortgage.
Generating plants owned and in service as of December 31, 2014 are shown in the following table. The Company's renewable energy generation, principally wind turbines, is described below.

	Location by Michigan County	Summer Net Rated Capability (a)
Plant Name		(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River (b)	St. Clair	1,036	9.9	1984 and 1985
Greenwood	St. Clair	785	7.5	1979
Monroe (c)	Monroe	3,080	29.5	1971, 1973 and 1974
River Rouge	Wayne	542	5.2	1957 and 1958
St. Clair	St. Clair	1,398	13.4	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	609	5.8	1949 and 1968
		7,450	71.3
Oil or Gas-fueled Peaking Units	Various	936	9.0	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1,124	10.8	1988
Hydroelectric Pumped Storage Ludington (d)	Mason	917	8.9	1973
		10,427	100.0
_______________________________________

(a)
Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(b)
The Belle River capability represents DTE Electric's entitlement to 81% of the capacity and energy of the plant. See Note 5 of the Notes to the Consolidated Financial Statements "Jointly Owned Utility Plant" in Item 8 of this Report.

(c)	The Monroe generating plant provided 38% of DTE Electric's total 2014 power plant generation.

(d)
Represents DTE Electric's 49% interest in Ludington with a total capability of 1,872 MW. See Note 5 of the Notes to the Consolidated Financial Statements "Jointly Owned Utility Plant" in Item 8 of this Report.

In 2008, a renewable portfolio standard was established for Michigan electric providers targeting 10% of electricity sold to retail customers from renewable energy by 2015. DTE Electric had approximately 1,000 MW of owned or contracted renewable energy generation, principally wind turbines located in Gratiot, Tuscola, Huron and Sanilac counties in Michigan, at December 31, 2014. Approximately 900 MW is in commercial operation at December 31, 2014. DTE Electric expects to meet the 10% renewable portfolio standard in 2015.
DTE Electric expects to retire Trenton Channel Unit 7 (109 MW) in April 2016. Over the next fifteen years, DTE Electric expects to retire additional coal-fired generation and to increase the proportion of its generation mix attributable to natural gas-fired generation and renewables. In January 2015, DTE Electric closed on the acquisition of a 732 MW simple-cycle natural gas facility in Carson City, Michigan (Montcalm County). See Note 19 - Subsequent Event of the Notes to Consolidated Financial Statements in Item 8 of this Report.
DTE Electric owns and operates 675 distribution substations with a capacity of approximately 32,867,000 kilovolt-amperes (kVA) and approximately 432,900 line transformers with a capacity of approximately 23,359,000 kVA.
Circuit miles of electric distribution lines owned and in service as of December 31, 2014:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	27,807	14,647
24 kV	182	682
40 kV	2,290	385
120 kV	60	8
	30,339	15,722

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
See Notes 4, 8, 9 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.
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
Strategy and Competition
Our electrical generation operations seek to provide the energy needs of our customers in a cost effective manner. With potential capacity constraints in our MISO region, there will be increased dependency on our generation to provide reliable service and price stability for our customers. This generation will require a large investment driven by our aging coal fleet along with increased environmental regulations.
Our distribution operations focus is on distributing energy in a safe, cost effective, and reliable manner to our customers. We seek to increase operational efficiencies to increase our customer satisfaction at an affordable rate.
The electric Customer Choice program in Michigan gives our electric customers the option of retail access to alternative electric suppliers, subject to limits. Customers with retail access to alternative electric suppliers represented approximately 10% of retail sales in 2014, 2013 and 2012 and consisted primarily of industrial and commercial customers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan have placed a 10% cap on the total retail access related migration, mitigating some of the unfavorable effects of electric retail access on our financial performance and full service customer rates. We expect that in 2015 customers with retail access to alternative electric suppliers will represent approximately 10% of retail sales.
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

(In millions)
Air	$150
Water	70
Contaminated and other sites	180
Estimated total future expenditures through 2022	$400
Estimated 2015 expenditures	$100
Estimated 2016 expenditures	$40
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury and other air pollution. These rules have led to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide and sulfur dioxide, with further emission controls planned for reductions of mercury and other emissions. These rulemakings could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants over the next few years.
The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs) from the utility sector and other sectors of the economy. Among these actions, the EPA is proposing performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The EPA plans to issue a final standard for both new and existing sources by July 2015. The carbon standards for new sources are not expected to have a material impact on the Company, since the Company has no plans to build new coal-fired generation. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers as authorized by the MPSC.
Water — The EPA finalized regulations on cooling water intake in August 2014. DTE Electric is conducting studies to determine the best technology for reducing the environmental impacts of the cooling water intake structures at each of its facilities. DTE Electric may be required to install technologies to reduce the impacts of the cooling water intakes. The EPA has also issued proposed steam electric effluent guidelines. These rules are expected to require additional wastewater discharge controls.
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
In December 2014, the EPA released a pre-publication version of a rule to regulate coal ash. This rule is based on the continued listing of ash as a non-hazardous waste, and relies on various self-implementation design and performance standards. The rule is still being evaluated and it is not possible to quantify its impact at this time. DTE Electric owns and operates three permitted engineered ash storage facilities to dispose of fly ash from coal fired power plants and operates a number of smaller impoundments at its power plants.
See Notes 7 and 15 of the Notes to Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies", in Item 8 of this Report.

EMPLOYEES
We had approximately 4,900 employees as of December 31, 2014, of which approximately 2,600 were represented by unions. The majority of our represented employees are under contracts that expire in 2016 and 2017.

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
We are subject to rate regulation.  Our electric rates are set by the MPSC and the FERC and cannot be changed without regulatory authorization. We may be negatively impacted by new regulations or interpretations by the MPSC, the FERC or other regulatory bodies. Our ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers' rates. Our regulators also may decide to disallow recovery of certain costs in customers' rates if they determine that those costs do not meet the standards for recovery under our governing laws and regulations. We typically self-implement base rate changes six months after rate case filings in accordance with Michigan law. However, if the final rates authorized by our regulators in the final rate order are lower than the amounts we collected during the self-implementation period, we must refund the difference with interest. Our regulators may also disagree with our rate calculations under the various mechanisms that are intended to mitigate the risk of certain aspects of our business. If we cannot agree with our regulators on an appropriate reconciliation of those mechanisms, it may impact our ability to recover certain costs through our customer rates. Our regulators may also decide to eliminate these mechanisms in future rate cases, which may make it more difficult for us to recover our costs in the rates we charge customers. We cannot predict what rates the MPSC will authorize in future rate cases. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rates or require us to incur additional expenses.
Changes to Michigan's electric Customer Choice program could negatively impact our financial performance.  The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. MPSC rate orders and energy legislation enacted by the State of Michigan in 2008 have placed a 10% cap on the total potential retail access related migration. However, even with the legislated 10% cap on participation, there continues to be legislative and financial risk associated with the electric Customer Choice program. Electric retail access migration is sensitive to market price and full service electric price changes. We are required under current regulation to provide full service to retail access customers that choose to return, potentially resulting in the need for additional generating capacity.
The MISO regional energy market, including the State of Michigan, is expected to face capacity constraints beginning in 2016 due primarily to the retirement of coal-fired generation caused by increasingly stringent environmental requirements. Significant investment in new natural gas-fired generation and renewables will be required. Under the current regulatory structure, retail access customers do not fund capacity costs potentially impacting electric supply reliability and utility customer affordability.
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
Uncertainty around future environmental regulations creates difficulty planning long-term capital projects in our generation fleet. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections and other regulatory approvals. We could be required to install expensive pollution control measures or limit or cease activities, including the retirement of certain generating plants, based on these regulations. Additionally, we may become a responsible party for environmental cleanup at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean-up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.

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
Operation of a nuclear facility subjects us to risk. Ownership of an operating nuclear generating plant subjects us to significant additional risks. These risks include, among others, plant security, environmental regulation and remediation, changes in federal nuclear regulation and operational factors that can significantly impact the performance and cost of operating a nuclear facility. While we maintain insurance for various nuclear-related risks, there can be no assurances that such insurance will be sufficient to cover our costs in the event of an accident or business interruption at our nuclear generating plant, which may affect our financial performance. In addition, while we have a nuclear decommissioning trust fund to finance the decommissioning of our nuclear generating plant, there can be no assurances that such fund will be sufficient to fund the cost of decommissioning.
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

Our ability to access capital markets is important.  Our ability to access capital markets is important to operate our businesses and to fund capital investments. Turmoil in credit markets may constrain our ability to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. Our long term revolving credit facility does not expire until 2018, but we regularly access capital markets to refinance existing debt or fund new projects, and we cannot predict the pricing or demand for those future transactions.
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
Threats of terrorism or cyber-attacks could affect our business.  We may be threatened by problems such as computer viruses or terrorism that may disrupt our operations and could harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, and financial condition.
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
Failure to attract and retain key executive officers and other skilled professional and technical employees could have an adverse effect on our operations.  Our business is dependent on our ability to attract and retain skilled employees. Competition for skilled employees in some areas is high and the inability to attract and retain these employees could adversely affect our business and future operating results. In addition, we have an aging utility workforce and the failure of a successful transfer of knowledge and expertise could negatively impact our operations.
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
The Company's businesses have safety risks. The Company's electric distribution system, power plants, wind energy equipment and other facilities could be involved in incidents that result in injury or property loss to employees, customers, or the public. Although we have insurance coverage for many potential incidents, depending upon the nature and severity of any incident, the Company could experience financial loss, damage to its reputation, and negative consequences from regulatory agencies or other public authorities.
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
Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For more information on material legal proceedings and matters related to us and our subsidiaries, see Notes 7 and 15 of the Notes to Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies", in Item 8 of this Report.

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
We paid cash dividends on our common stock of $370 million in 2014, $342 million in 2013, and $317 million in 2012.

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

	2014	2013	2012
	(In millions)
Operating Revenues	$5,282	$5,197	$5,291
Fuel and purchased power	1,706	1,668	1,758
Gross margin	3,576	3,529	3,533
Operation and maintenance	1,331	1,376	1,429
Depreciation and amortization	927	896	822
Taxes other than income	267	260	256
Asset (gains) losses and impairments, net	(1)	(3)	(2)
Operating Income	1,052	1,000	1,028
Other (Income) and Deductions	222	259	260
Income Tax Expense	298	254	282
Net Income	$532	$487	$486
Operating Income as a % of Operating Revenues	20%	19%	19%
Gross margin increased by $47 million in 2014 and decreased $4 million in 2013. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	2014	2013
	(In millions)
Amortization of refundable revenue decoupling/deferred gain	$63	$—
Base sales, inclusive of weather effect	(48)	(54)
Securitization bond and tax surcharge	(10)	39
Renewable energy program	20	19
Low income energy efficiency surcharge	17	(12)
Regulatory mechanisms and other	5	4
Increase (decrease) in gross margin	$47	$(4)

	2014	2013	2012
	(In thousands of MWh)
Electric Sales
Residential	14,940	15,273	15,666
Commercial	16,792	16,661	16,832
Industrial	10,199	10,303	9,989
Other	517	942	958
	42,448	43,179	43,445
Interconnection sales (a)	3,630	3,883	2,125
Total Electric Sales	46,078	47,062	45,570
Electric Deliveries
Retail and Wholesale	42,448	43,179	43,445
Electric Customer Choice, including self generators (b)	5,033	5,200	5,197
Total Electric Sales and Deliveries	47,481	48,379	48,642
_______________________________________
(a) Represents power that is not distributed by DTE Electric.
(b) Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $45 million in 2014 and decreased $53 million in 2013. The decrease in 2014 is primarily due to decreased employee benefit expenses of $68 million, decreased distribution operations expenses of $36 million, and decreased power plant generation expenses of $7 million, partially offset by higher restoration and line clearance expenses of $19 million, increased low income energy assistance of $17 million, and increased energy optimization and renewable energy expenses of $13 million. In addition, 2014 included $17 million of expenses related to the transition of PLD customers to DTE Electric's distribution system effective July 1, 2014. In May 2014, the MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition that is reflected in the Depreciation and amortization line in the Consolidated Statement of Operations. The decrease in 2013 is primarily due to decreased employee benefit expenses of $90 million, decreased power plant generation expenses of $14 million, and decreased low income energy assistance of $12 million, partially offset by increased restoration and line clearance expenses of $19 million, increased corporate administrative expenses of $17 million, increased uncollectible expenses of $11 million, increased energy optimization and renewable energy expenses of $8 million, and increased distribution operations expenses of $8 million.
Depreciation and amortization expense increased $31 million in 2014 and increased $74 million in 2013. The 2014 increase was due to $42 million of increased expense due to an increased depreciable base, increased amortization of regulatory assets of $3 million, primarily related to Securitization, partially offset by $14 million associated with the TRM. The 2013 increase was due to increased amortization of regulatory assets of $57 million, primarily related to Securitization, and increased depreciation of $17 million due to an increased depreciable base.
Other (income) and deductions decreased by $37 million in 2014 and decreased by $1 million in 2013. The decrease in 2014 was primarily due to decreased interest expenses of $19 million and the 2013 contribution to the DTE Energy Foundation of $18 million. The decrease in 2013 was primarily due to 2012 one time expenses of $11 million related to Michigan ballot proposals and increased investment earnings of $10 million, offset by a contribution to the DTE Energy Foundation of $18 million.
Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change and electric retail access. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.
In May 2014, DTE Electric filed an application with the NRC requesting a renewal of the license for its Fermi 2 nuclear power plant. DTE Electric has requested a 20-year extension of its original license due to expire in 2025.
In December 2014, DTE Electric filed a rate case with the MPSC requesting an increase in base rates of $370 million based on a projected twelve month period ending June 30, 2016.
As directed by a June 2013 Presidential Memorandum, the EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs) from the utility sector and other sectors of the economy. Among these actions, the EPA is proposing performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The new source performance standards for new EGUs were proposed in September 2013 and the standards for existing, reconstructed and modified EGUs were proposed in June 2014. The EPA plans to issue a final standard for both new and existing sources by July 2015 as described in the June 2013 Presidential Memorandum.
DTE Electric is an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The carbon standards for new sources are not expected to have a material impact on the Company, since the Company has no plans to build new coal-fired generation. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers as authorized by the MPSC.

Increased costs for energy produced from traditional coal-based sources could also increase the economic viability of energy produced from renewable, natural gas-fired generation and/or nuclear sources, from energy efficiency initiatives, and from the potential development of market-based trading of carbon offsets which could provide new business opportunities for DTE Electric. A June 2014 U.S. Supreme Court decision on the EPA’s authority to regulate GHG emissions under permitting programs of the Clean Air Act is expected to have little effect on DTE Electric since the Supreme Court's decision upholds the EPA’s authority to regulate GHGs at sources that are already subject to permitting due to emissions of conventional pollutants. In addition, the Supreme Court's ruling does not affect the EPA’s current proposed carbon performance standards at new or existing power plants. At the present time, it is not possible to quantify the financial impacts of these climate related regulatory initiatives on DTE Electric or its customers.

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
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). We estimate that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2014 would decrease $202 million and increase $216 million, respectively.

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements and financial statement schedule are included herein.

Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Electric’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014, which is the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
DTE Electric Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Electric Company and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 13, 2015

DTE Electric Company

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Operating Revenues	$5,282	$5,197	$5,291

Operating Expenses
Fuel and purchased power	1,706	1,668	1,758
Operation and maintenance	1,331	1,376	1,429
Depreciation and amortization	927	896	822
Taxes other than income	267	260	256
Asset (gains) losses and impairments, net	(1)	(3)	(2)
	4,230	4,197	4,263
Operating Income	1,052	1,000	1,028

Other (Income) and Deductions
Interest expense	250	268	272
Interest income	(1)	—	(1)
Other income	(62)	(54)	(53)
Other expenses	35	45	42
	222	259	260
Income Before Income Taxes	830	741	768

Income Tax Expense	298	254	282

Net Income	$532	$487	$486

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net Income	$532	$487	$486

Other comprehensive income (loss), net of tax:
Benefit obligations, net of tax of $(4), $4 and $(1), respectively	(10)	5	(2)
Net unrealized gains on investments during the period, net of taxes of $—, $— and $—, respectively	—	1	—
Other comprehensive income (loss)	(10)	6	(2)
Comprehensive income	$522	$493	$484

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Financial Position

	December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$14	$27
Restricted cash, principally Securitization	96	100
Accounts receivable (less allowance for doubtful accounts of $29 and $28, respectively)
Customer	688	723
Affiliates	31	24
Other	15	24
Inventories
Fuel	269	188
Materials and supplies	231	215
Notes receivable
Affiliates	8	200
Other	8	2
Regulatory assets	46	13
Other	75	68
	1,481	1,584
Investments
Nuclear decommissioning trust funds	1,241	1,191
Other	172	160
	1,413	1,351
Property
Property, plant and equipment	19,805	18,730
Less accumulated depreciation and amortization	(7,216)	(6,951)
	12,589	11,779
Other Assets
Regulatory assets	2,913	2,275
Securitized regulatory assets	34	231
Intangible assets	37	41
Other	182	149
	3,166	2,696
Total Assets	$18,649	$17,410

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Financial Position

	December 31,
	2014	2013
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$60	$60
Other	366	424
Accrued interest	58	61
Current portion long-term debt, including capital leases	118	504
Regulatory liabilities	150	278
Deferred income taxes	—	91
Short-term borrowings
Affiliates	84	58
Other	50	—
Other	151	177
	1,037	1,653
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	5,144	4,540
Securitization bonds	—	105
Capital lease obligations	—	4
	5,144	4,649
Other Liabilities
Deferred income taxes	3,188	2,807
Regulatory liabilities	245	386
Asset retirement obligations	1,796	1,667
Unamortized investment tax credit	36	41
Nuclear decommissioning	182	178
Accrued pension liability — affiliates	1,200	705
Accrued postretirement liability — affiliates	520	369
Other	105	101
	7,272	6,254

Commitments and Contingencies (Notes 7 and 15)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,786	3,596
Retained earnings	1,436	1,274
Accumulated other comprehensive loss	(26)	(16)
Total Shareholder's Equity	5,196	4,854
Total Liabilities and Shareholder’s Equity	$18,649	$17,410

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Operating Activities
Net Income	$532	$487	$486
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	927	896	822
Nuclear fuel amortization	48	38	29
Allowance for equity funds used during construction	(21)	(14)	(12)
Deferred income taxes	297	108	(52)
Asset (gains) losses and impairments, net	(1)	(3)	(2)
Changes in assets and liabilities:
Accounts receivable, net	33	(30)	24
Inventories	(97)	36	7
Accounts payable	11	(23)	(64)
Regulatory assets and liabilities	(926)	1,029	286
Accrued pension liability — affiliates	495	(663)	137
Accrued postretirement liability — affiliates	151	(417)	(221)
Other assets	(25)	—	30
Other liabilities	(40)	44	42
Net cash from operating activities	1,384	1,488	1,512
Investing Activities
Plant and equipment expenditures	(1,561)	(1,325)	(1,230)
Notes receivable from affiliate	192	(200)	26
Proceeds from sale of nuclear decommissioning trust fund assets	1,146	1,118	759
Investment in nuclear decommissioning trust funds	(1,156)	(1,134)	(764)
Other	(10)	(31)	(21)
Net cash used for investing activities	(1,389)	(1,572)	(1,230)
Financing Activities
Issuance of long-term debt, net of issuance costs	942	768	496
Redemption of long-term debt	(837)	(590)	(587)
Capital contribution by parent company	190	400	—
Short-term borrowings, net — other	50	(130)	130
Short-term borrowings, net — affiliate	26	(22)	16
Dividends on common stock	(370)	(342)	(317)
Other	(9)	(3)	(3)
Net cash from (used for) financing activities	(8)	81	(265)
Net Increase (Decrease) in Cash and Cash Equivalents	(13)	(3)	17
Cash and Cash Equivalents at Beginning of the Period	27	30	13
Cash and Cash Equivalents at End of the Period	$14	$27	$30

Supplemental disclosure of cash information
Cash paid (received) for:
Interest (net of interest capitalized)	$240	$256	$280
Income taxes	$4	$183	$223

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$162	$231	$144

See Notes to Consolidated Financial Statements

DTE Electric Company

Consolidated Statements of Changes in Shareholder’s Equity

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2011	138,632	$1,386	$1,810	$960	$(20)	$4,136
Net Income	—	—	—	486	—	486
Dividends declared on common stock	—	—	—	(317)	—	(317)
Benefit obligations, net of tax	—	—	—	—	(2)	(2)
Balance, December 31, 2012	138,632	$1,386	$1,810	$1,129	$(22)	$4,303
Net Income	—	—	—	487	—	487
Dividends declared on common stock	—	—	—	(342)	—	(342)
Benefit obligations, net of tax	—	—	—	—	5	5
Net change in unrealized losses on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	400	—	—	400
Balance, December 31, 2013	138,632	$1,386	$2,210	$1,274	$(16)	$4,854
Net Income	—	—	—	532	—	532
Dividends declared on common stock	—	—	—	(370)	—	(370)
Benefit obligations, net of tax	—	—	—	—	(10)	(10)
Capital contribution by parent company	—	—	190	—	—	190
Balance, December 31, 2014	138,632	$1,386	$2,400	$1,436	$(26)	$5,196

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
The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2014, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.
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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the major balance sheet items at December 31, 2014 and 2013 restricted for Securitization that are either (1) assets that can be used only to settle their obligations related to Securitization or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary.

	December 31,
	2014	2013
	(In millions)
ASSETS
Restricted cash	$96	$100
Accounts receivable	26	34
Securitized regulatory assets	34	231
Other current and long-term assets	1	4
	$157	$369

LIABILITIES
Accounts payable and accrued current liabilities	$3	$7
Current portion long-term debt, including capital leases	105	196
Current regulatory liabilities	32	43
Securitization bonds	—	105
Other current and long-term liabilities	9	8
	$149	$359

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
See Note 7, "Regulatory Matters", for further discussion of recovery mechanisms authorized by the MPSC.
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
Changes in Accumulated Other Comprehensive Loss
Comprehensive income (loss) is the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including net income. The amounts recorded to accumulated other comprehensive loss include unrealized gains and losses on available-for-sale securities and changes in benefit obligations, consisting of deferred actuarial losses, and prior service costs.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in Accumulated other comprehensive loss by component for the years ended December 31, 2014 and 2013:

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Total
	(In millions)
Balance, January 1, 2013	$—	$(22)	$(22)
Other comprehensive income before reclassifications	1	3	4
Amounts reclassified from accumulated other comprehensive income	—	2	2
Net current-period other comprehensive income	1	5	6
Balance, December 31, 2013	$1	$(17)	$(16)
Other comprehensive loss before reclassifications	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive income	—	2	2
Net current-period other comprehensive loss	—	(10)	(10)
Balance, December 31, 2014	$1	$(27)	$(26)
________________________________________

(a)	All amounts are net of tax.

(b)
The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 16 to the Consolidated Financial Statements "Retirement Benefits and Trusteed Assets").

Cash, Cash Equivalents and Restricted Cash
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
Unbilled revenues of $250 million and $280 million are included in customer accounts receivable at December 31, 2014 and 2013, respectively.
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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Inventories
The Company generally values inventory at average cost.
Property, Retirement and Maintenance, and Depreciation, Depletion and Amortization
Property is stated at cost and includes construction-related labor, materials, overheads and AFUDC. The cost of properties retired is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2.
Utility property is depreciated over its estimated useful life using straight-line rates approved by the MPSC.
Depreciation and amortization expense also includes the amortization of certain regulatory assets.
Approximately $16 million and $26 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2014 and 2013, respectively. Amounts are accrued on a pro-rata basis, generally over an 18-month period, that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC. See Note 7 to the Consolidated Financial Statements, "Regulatory Matters".
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
Intangible Assets
The Company has certain intangible assets relating to emission allowances and renewable energy credits as shown below:

	December 31,
	2014	2013
	(In millions)
Emission allowances	$1	$2
Renewable energy credits	45	51
	46	53
Less current intangible assets	9	12
	$37	$41
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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Investments in Debt and Equity Securities
The Company generally classifies investments in debt and equity securities as either trading or available-for-sale and has recorded such investments at market value with unrealized gains or losses included in earnings or in other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to regulatory assets or liabilities, due to a recovery mechanism from customers. The Company’s equity investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the equity investment being written down to its estimated fair value. See Note 9 to the Consolidated Financial Statements, "Fair Value".
Stock-Based Compensation
The Company received an allocation of costs from DTE Energy associated with stock-based compensation. Our allocation for 2014, 2013 and 2012 for stock-based compensation expense was approximately $62 million, $58 million and $42 million, respectively.
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
Other Accounting Policies
See the following notes for other accounting policies impacting the Company’s Consolidated Financial Statements:

Note	Title
6	Asset Retirement Obligations
7	Regulatory Matters
8	Income Taxes
9	Fair Value
10	Financial and Other Derivative Instruments

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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
Summary of property by classification as of December 31:

	December 31,
	2014	2013
	(In millions)
Property, Plant and Equipment
Generation	$11,641	$11,127
Distribution	8,164	7,603
Total	19,805	18,730
Less Accumulated Depreciation and Amortization
Generation	(4,149)	(4,004)
Distribution	(3,067)	(2,947)
Total	(7,216)	(6,951)
Net Property, Plant and Equipment	$12,589	$11,779
AFUDC capitalized was approximately $32 million and $21 million for the years ended December 31, 2014 and 2013, respectively.
The composite depreciation rate for DTE Electric was approximately 3.4% in 2014 and 2013 and 3.3% in 2012.
The average estimated useful life for our generation and distribution property was 40 years and 41 years, respectively, at December 31, 2014.
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
Capitalized software costs amortization expense was $71 million in 2014, $64 million in 2013 and $62 million in 2012. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2014 were $590 million and $293 million, respectively. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2013 were $521 million and $269 million, respectively.
Gross property under capital leases was $9 million at December 31, 2014 and 2013. Accumulated amortization of property under capital leases was $5 million and $1 million at December 31, 2014 and 2013, respectively.

NOTE 5 — JOINTLY OWNED UTILITY PLANT
DTE Electric has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. DTE Electric’s share of direct expenses of the jointly owned plants are included in Fuel and purchased power and Operation and maintenance expenses in the Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2014 was as follows:

	Belle River		Ludington Hydroelectric Pumped Storage
In-service date	1984-1985		1973
Total plant capacity	1,270	MW	1,872	MW
Ownership interest	(a)		49%
Investment in property, plant and equipment (in millions)	$1,742		$412
Accumulated depreciation (in millions)	$993		$175
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

NOTE 6 — ASSET RETIREMENT OBLIGATIONS
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
A reconciliation of the asset retirement obligations for 2014 follows:

(In millions)
Asset retirement obligations at December 31, 2013	$1,667
Accretion	103
Liabilities incurred	9
Liabilities settled	(6)
Revision in estimated cash flows	23
Asset retirement obligations at December 31, 2014	$1,796
Approximately $1.7 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission Fermi 2. The Company expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
A portion of the funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and returning the site to greenfield. This removal and greenfielding is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is reflected as the Nuclear decommissioning liability. The decommissioning of Fermi 1 is funded by DTE Electric. Contributions to the Fermi 1 trust are discretionary. See Note 9 to the Consolidated Financial Statements, "Fair Value", for additional discussion of Nuclear decommissioning trust fund assets.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 7 — REGULATORY MATTERS
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
The following are balances and a brief description of the regulatory assets and liabilities at December 31:

	2014	2013
	(In millions)
Assets
Recoverable pension and other postretirement costs:
Pension	$1,743	$1,257
Other postretirement costs	191	—
Asset retirement obligation	448	394
Recoverable Michigan income taxes	220	237
Other recoverable income taxes	66	71
Cost to achieve Performance Excellence Process	46	64
Unamortized loss on reacquired debt	44	38
Accrued PSCR revenue	34	—
Recoverable income taxes related to securitized regulatory assets	19	126
Removal costs asset	15	—
Transitional Reconciliation Mechanism	14	—
Other	119	101
	2,959	2,288
Less amount included in current assets	(46)	(13)
	$2,913	$2,275
Securitized regulatory assets	$34	$231

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

	2014	2013
	(In millions)
Liabilities
Renewable energy	$227	$277
Over recovery of Securitization	71	72
Refundable revenue decoupling / deferred gain	63	127
Fermi 2 refueling outage	16	26
Energy optimization	14	25
Accrued PSCR refund	—	53
Refundable other postretirement costs	—	48
Removal costs liability	—	33
Other	4	3
	395	664
Less amount included in current liabilities	(150)	(278)
	$245	$386
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

•
Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge, which ended in December 2014, was in place to recover the income tax over a fourteen-year period. (a)

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

•	Removal costs asset — Receivable for the recovery of asset removal expenditures in excess of amounts collected from customers.

•
Transitional Reconciliation Mechanism (TRM) — The MPSC approved the recovery of the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system, effective July 1, 2014. Annual reconciliations will be filed and surcharges will be implemented to recover approved amounts. (a)

•
Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to PA 142 and an MPSC order. A non-bypassable securitization bond surcharge, which ended in December 2014, was in place to recover the securitized regulatory asset over a fourteen-year period.

_________________________________

(a)	Regulatory assets not earning a return or accruing carrying charges.
LIABILITIES

•	Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.

•	Over recovery of Securitization — Over recovery of securitization bond expenses.

•
Refundable revenue decoupling / deferred gain — Amounts were originally accrued as refundable to DTE Electric customers for the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established by the MPSC. In 2012, the Michigan Court of Appeals issued a decision reversing the MPSC's decision to authorize a RDM for DTE Electric. The revenue decoupling liability was reversed and, after receiving an order from the MPSC to defer the resulting gain for future amortization, DTE Electric created a regulatory liability representing its obligation to refund the gain. The deferred gain is being amortized into earnings in 2014 and 2015.

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

•	Removal costs liability — The amount collected from customers for the funding of future asset removal activities.
2014 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on December 19, 2014 requesting an increase in base rates of $370 million based on a projected twelve-month period ending June 30, 2016. The requested in base rates is due primarily to an increase in net plant resulting from infrastructure investments, plant acquisitions, environmental compliance and reliability improvement projects. The rate filing also included projected changes in sales, working capital, operation and maintenance expenses, return on equity and capital structure. New rates could be self-implemented in July 2015, with a final order expected in December 2015.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

2010 Electric Rate Case Filing - Court of Appeals Decision
In July 2013, the MCOA issued a decision relating to an appeal of the October 2011 MPSC order in DTE Electric's October 2010 rate case filing. The MCOA found that the record of evidence in the 2010 rate case order was insufficient to support the MPSC's authorization to recover costs for the AMI program and remanded this matter to the MPSC. The MPSC had approved an approximately $11 million rate increase related to the AMI program in the October 2011 order. DTE Electric is currently operating its AMI program pursuant to the MPSC's approval set forth in the October 2011 order. In August 2013, the MPSC reopened the 2010 electric rate case for the limited purpose of addressing the MCOA's opinion on AMI. On November 6, 2014, the MPSC issued an order affirming the recovery of costs associated with the AMI program.
Customer360 Accounting Authority
In July 2014, DTE Electric filed an application for accounting authority to defer certain costs associated with implementing Customer360, which is an integrated software application that enables improved interface among customer service, billing, meter reading, credit and collections, device management, account management, and retail access. The estimated implementation cost of Customer360 is approximately $215 million and DTE Electric proposed an amortization period of 15 years. On September 26, 2014, the MPSC approved the accounting request.
Refundable Revenue Decoupling / Deferred Gain Amortization
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
2012 PSCR Year — In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to approximately 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of up to $32 million of the Fermi 2 related purchased power costs. Resolution of this matter is expected in 2015.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 8 — INCOME TAXES
Income Tax Summary
We are part of the consolidated federal income tax return of DTE Energy. The federal income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. We had an income tax receivable from DTE Energy of $29 million and $23 million at December 31, 2014 and 2013, respectively.
Total income tax expense varied from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Income before income taxes	$830	$741	$768
Income tax expense at 35% statutory rate	$291	$260	$269
Production tax credits	(22)	(15)	(5)
Investment tax credits	(5)	(5)	(6)
Depreciation	3	3	3
AFUDC - Equity	(7)	(5)	(4)
Employee Stock Ownership Plan dividends	(3)	(2)	(3)
Domestic production activities deduction	(2)	(18)	(16)
State and other income taxes, net of federal benefit	43	41	40
Other, net	—	(5)	4
Income tax expense	$298	$254	$282
Effective income tax rate	35.9%	34.3%	36.7%
Components of income tax expense  were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Current income tax expense (benefit)
Federal	$(19)	$123	$267
State and other income tax	20	23	67
Total current income taxes	1	146	334
Deferred income tax expense (benefit)
Federal	251	68	(47)
State and other income tax	46	40	(5)
Total deferred income taxes	297	108	(52)
Total	$298	$254	$282
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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2014	2013
	(In millions)
Property, plant and equipment	$(3,152)	$(2,807)
Securitized regulatory assets	(3)	(130)
Pension and benefits	(43)	27
Other	12	12
	$(3,186)	$(2,898)

Current deferred income tax assets (liabilities)	$2	$(91)
Long-term deferred income tax liabilities	(3,188)	(2,807)
	$(3,186)	$(2,898)

Deferred income tax assets	$357	$420
Deferred income tax liabilities	(3,543)	(3,318)
	$(3,186)	$(2,898)
The above table excludes unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	(In millions)
Balance at January 1	$4	$4	$59
Reductions for tax positions of prior years	—	—	(3)
Settlements	—	—	(52)
Balance at December 31	$4	$4	$4
The Company had $2 million of unrecognized tax benefits at December 31, 2014 and 2013 that, if recognized, would favorably impact our effective tax rate. The Company does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $1 million at December 31, 2014 and 2013, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized a nominal amount of interest expense (income) related to income taxes in 2014 and 2013 and $(3) million in 2012.
In 2014, DTE Energy and its subsidiaries settled a federal tax audit for the 2012 tax year. DTE Energy's federal income tax returns for years 2013 and subsequent years remain subject to examination by the IRS. DTE Energy's MBT and MCIT returns for the year 2008 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

NOTE 9 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2014 and 2013. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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
The following table presents assets measured and recorded at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$5	$99	$—	$104	$2	$114	$—	$116
Nuclear decommissioning trusts	792	449	—	1,241	779	412	—	1,191
Other investments (b)	97	50	—	147	91	44	—	135
Derivative assets — FTRs	—	—	3	3	—	—	3	3
Total	$894	$598	$3	$1,495	$872	$570	$3	$1,445

Assets:
Current	$5	$99	$3	$107	$2	$114	$3	$119
Noncurrent	889	499	—	1,388	870	456	—	1,326
Total Assets	$894	$598	$3	$1,495	$872	$570	$3	$1,445
_______________________________________

(a)
At December 31, 2014, available-for-sale securities of $104 million, included $96 million and $8 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position. At December 31, 2013, available-for-sale securities of $116 million, included $100 million and $16 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position.

(b)	Available-for-sale equity securities at December 31, 2014 and 2013 of $8 million and $7 million, respectively, are included in Other investments on the Consolidated Statements of Financial Position.
Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The institutional mutual funds hold exchange-traded equity or debt securities and are valued based on stated NAVs. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered to be preferable. The Company has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Company selectively corroborates the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by the Company's Trust Investments Department which reports to the Company's Vice President and Treasurer.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(In millions)
Net Assets as of beginning of period	$3	1
Change in fair value recorded in regulatory assets/liabilities	8	5
Purchases, issuances and settlements:
Settlements	(8)	(3)
Net Assets as of December 31,	$3	$3
The amount of total gains (losses) included in regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to regulatory assets and liabilities held at December 31, 2014 and 2013	$3	$2
No transfers between Levels 1, 2 or 3 occurred in the years ended December 31, 2014 and 2013.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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
The following table presents the carrying amount and fair value of financial instruments as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$12	$—	$—	$12	$10	$—	$—	$10
Notes receivable — affiliates	$8	$—	$—	$8	$200	$—	$—	$200
Short-term borrowings — affiliates	$84	$—	$—	$84	$58	$—	$—	$58
Short-term borrowings — other	$50	$—	$50	$—	$—	$—	$—	$—
Long-term debt, excluding capital leases	$5,259	$—	$5,341	$496	$5,146	$—	$5,253	$136
Nuclear Decommissioning Trust Funds
DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. See Note 6 to the Consolidated Financial Statements, "Asset Retirement Obligations".
The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	December 31,
	2014	2013
	(In millions)
Fermi 2	$1,221	$1,172
Fermi 1	3	3
Low-level radioactive waste	17	16
Total	$1,241	$1,191
The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Realized gains	$54	$83	$37
Realized losses	$(33)	$(41)	$(31)
Proceeds from sales of securities	$1,146	$1,118	$759

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	December 31, 2014			December 31, 2013
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
	(In millions)
Equity securities	$756	$204	$(39)	$730	$201	$(25)
Debt securities	474	21	(2)	442	12	(6)
Cash and cash equivalents	11	—	—	19	—	—
	$1,241	$225	$(41)	$1,191	$213	$(31)
At December 31, 2014, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 38% in fixed debt instruments and 1% in cash equivalents. At December 31, 2013, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 37% in fixed debt instruments and 2% in cash equivalents.
The debt securities at December 31, 2014 and 2013 had an average maturity of approximately 7 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset.
Other Securities
At December 31, 2014 and 2013, these securities are comprised primarily of money-market and equity securities. During the years ended December 31, 2014 and 2013, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income and realized into net income for the periods. Gains related to trading securities held at December 31, 2014, 2013, and 2012 were $12 million, $19 million and $9 million, respectively.

NOTE 10 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value of derivative instruments as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In millions)
FTRs — Other current assets	$3	$3
Total derivatives not designated as hedging instrument	$3	$3

NOTE 11 — LONG-TERM DEBT
The Company's long-term debt outstanding and weighted average interest rates (a) of debt outstanding at December 31 were:

	2014	2013
	(In millions)
Taxable Debt, Principally Secured
4.5% due 2016 to 2044	$4,824	$4,286
Tax- Exempt Revenue Bonds (b)
5.2% due 2020 to 2030	330	558
	5,154	4,844
Less amount due within one year	(10)	(304)
	$5,144	$4,540

Securitization Bonds
6.6% due 2015	$105	$302
Less amount due within one year	(105)	(197)
	$—	$105
_________________________________

(a)	Weighted average interest rates as of December 31, 2014 are shown below the description of each category of debt.

(b)	Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.
Debt Issuances
In 2014, the following debt was issued:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
June	Mortgage Bonds (a)	3.77%	2026	$100
June	Mortgage Bonds (a)	4.60%	2044	150
July	Mortgage Bonds (a)	3.375%	2025	350
July	Mortgage Bonds (a)	4.30%	2044	350
				$950
_____________________________

(a)	Proceeds were used for the redemption of long-term debt, repayment of short-term borrowings and general corporate purposes.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Debt Redemptions
In 2014, the following debt was redeemed:

Month	Type	Interest Rate	Maturity	Amount
				(In millions)
March	Mortgage Bonds	Various	2014	$13
March	Securitization Bonds	6.62%	2014	100
April	Tax Exempt Revenue Bonds (a)	2.35%	2024	31
April	Tax Exempt Revenue Bonds (a)	4.65%	2028	32
June	Tax Exempt Revenue Bonds (a)	4.875%	2029	36
June	Tax Exempt Revenue Bonds (a)	6.00%	2036	69
July	Senior Notes	4.80%	2015	200
August	Tax Exempt Revenue Bonds (a)	5.25%	2029	60
August	Senior Notes	5.40%	2014	200
September	Securitization Bonds	6.62%	2014	96
				$837
_____________________________

(a)	Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.
The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2020 and
	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Amount to mature	$115	$151	$—	$300	$—	$4,704	$5,270
Cross Default Provisions
Substantially all of the net properties of DTE Electric are subject to the lien of its mortgage. Should DTE Electric fail to timely pay its indebtedness under this mortgage, such failure may create cross defaults in the indebtedness of DTE Energy.

NOTE 12 — PREFERRED AND PREFERENCE SECURITIES
At December 31, 2014, DTE Electric had approximately 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 13 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Electric has a $300 million unsecured revolving credit agreement that can be used for general corporate borrowings, but is intended to provide liquidity support for the Company's commercial paper program. Borrowings under the facility are available at prevailing short-term interest rates. The facility will expire in April 2018. At December 31, 2014, there was $50 million outstanding against the facility, while there were no amounts outstanding against the facility at December 31, 2013.
The agreement requires the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. At December 31, 2014, the total funded debt to total capitalization ratio for DTE Electric was 0.51 to 1 and is in compliance with this financial covenant.
The weighted average interest rates for short-term borrowings was 0.5% and zero at December 31, 2014 and 2013, respectively.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 14 — OPERATING LEASES
Lessee — The Company leases various assets under operating leases, including coal railcars, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2046.
Future minimum lease payments under non-cancelable leases at December 31, 2014 were:

Operating
Leases
(In millions)
2015	$28
2016	22
2017	18
2018	15
2019	10
Thereafter	40
Total minimum lease payments	$133
Rental expense for operating leases was $26 million in 2014, $28 million in 2013, and $29 million in 2012.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
Environmental
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric spent approximately $2.2 billion through 2014. The Company estimates DTE Electric will make capital expenditures of approximately $100 million in 2015 and up to approximately $30 million of additional capital expenditures through 2019 based on current regulations.
Additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), requires further reductions of sulfur dioxide and nitrogen oxides emissions effective in January 2015. DTE Electric expects to meet its obligations under CSAPR beginning in 2015.
The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized in December 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015, with a potential extension to April 2016. DTE Electric has requested and been granted compliance date extensions for all relevant units to April 2016. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS. In November 2014, the Supreme Court agreed to review a challenge to the MATS rule based on a narrowly focused question of how the EPA considered costs in regulating air pollutants emitted by electric utilities. DTE Electric cannot predict the financial impact or outcome of this Supreme Court case, or the timing of its resolution.
The EPA proposed revised air quality standards for ground level ozone in November 2014 and the standards are expected to be finalized by October 2015. DTE Electric will engage with the EPA and other stakeholders in commenting on this rule. DTE Electric cannot predict the financial impact of the proposed ozone standards at this time.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. In March 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and denied the claims related to River Rouge that were brought by the Sierra Club. In June 2014, the EPA filed a motion requesting certification for appeal of the March 2014 summary judgment decision. In October 2014, the EPA and the U.S. Department of Justice filed the anticipated notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. This will officially start the appellate process. The amended New Source Review claims are all stayed until the appeal is resolved by the U.S. Court of Appeals for the Sixth Circuit.
DTE Energy and Electric believes that the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
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
Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule was issued in May 2014. The final rule specifies a time period exceeding three years to complete studies to determine the type of technology needed to reduce impacts to fish. Final compliance for the installation of the required technology will be determined by each state on a case by case basis. We are currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.
In April 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by September 2015. It is not possible at this time to quantify the impacts of these developing requirements.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2014 and 2013, the Company had $10 million and $8 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
In December 2014, the EPA released a pre-publication version of a rule to regulate coal ash. This rule is based on the continued listing of ash as a non-hazardous waste, and relies on various self-implementation design and performance standards. The rule is still being evaluated and it is not possible to quantify its impact at this time. DTE Electric owns and operates three permitted engineered ash storage facilities to dispose of fly ash from coal fired power plants and operates a number of smaller impoundments at its power plants.
Nuclear Operations
Property Insurance
DTE Electric maintains property insurance policies specifically for the Fermi 2 plant. These policies cover such items as replacement power and property damage. The NEIL is the primary supplier of the insurance policies.
DTE Electric maintains a policy for extra expenses, including replacement power costs necessitated by Fermi 2's unavailability due to an insured event. This policy has a 12-week waiting period and provides an aggregate $490 million of coverage over a three-year period.
DTE Electric has $1.5 billion in primary coverage and $1.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion, subject to a $1 million deductible. The total limit for property damage for non-nuclear events is $2 billion and an aggregate of $328 million of coverage for extra expenses over a two-year period.
On January 13, 2015, the Terrorism Risk Insurance Program Reauthorization Act of 2015 was signed, extending TRIA through December 31, 2020. For multiple terrorism losses caused by acts of terrorism not covered under the TRIA occurring within one year after the first loss from terrorism, the NEIL policies would make available to all insured entities up to $3.2 billion, plus any amounts recovered from reinsurance, government indemnity, or other sources to cover losses.
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $35 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
Public Liability Insurance
As required by federal law, DTE Electric maintains $375 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $127 million could be levied against each licensed nuclear facility, but not more than $19 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, DTE Electric has a contract with the DOE for the future storage and disposal of spent nuclear fuel from Fermi 2 that required DTE Electric to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee was a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement agreement, including extensions, provides for a claims process and payment of delay-related costs experienced by DTE Electric through 2016. DTE Electric's claims are being settled and paid on a timely basis. The settlement proceeds reduce the cost of the dry cask storage facility assets and provide reimbursement for related operating expenses. The 1 mill per kWh fee was reduced to zero effective May 16, 2014.
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
Purchase Commitments
As of December 31, 2014, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and renewable energy contracts. The Company estimates that these commitments will be approximately $2.4 billion from 2015 through 2033 as detailed in the following table:

(In millions)
2015	$496
2016	330
2017	278
2018	125
2019	106
2020 and thereafter	1,063
$2,398
The Company also estimates that 2015 capital expenditures will be approximately $1.9 billion. The Company has made certain commitments in connection with expected capital expenditures.
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

NOTE 16 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
Pension Plan Benefits
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by DTE Energy Corporate Services, LLC (LLC), a subsidiary of DTE Energy. DTE Electric is allocated net periodic benefit costs for its share of the amounts of the combined plans.
Effective January 1, 2012 for non-represented employees and in March 2013 for the majority of represented employees, the Company discontinued offering a defined benefit retirement plan to newly hired employees. In its place, the Company will annually contribute an amount equivalent to 4% of an employee's eligible pay to the employee's defined contribution retirement savings plan.
The Company’s policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006 and additional amounts when it deems appropriate. The Company contributed $145 million to its qualified pension plans in 2014. At the discretion of management, and depending upon financial market conditions, the Company anticipates making up to $145 million in contributions to the pension plans in 2015.
Net pension cost includes the following components:

	2014	2013	2012
	(In millions)
Service cost	$64	$73	$64
Interest cost	162	146	155
Expected return on plan assets	(194)	(184)	(166)
Amortization of:
Net loss	110	148	124
Prior service cost	2	1	1
Settlements	—	—	2
Net pension cost	$144	$184	$180

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

	2014	2013
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income
Net actuarial (gain) loss	$614	$(418)
Amortization of net actuarial loss	(110)	(148)
Prior service cost	(2)	—
Amortization of prior service cost	(2)	(1)
Total recognized in Regulatory assets and Other comprehensive income	$500	$(567)
Total recognized in net periodic pension cost, Regulatory assets and Other comprehensive income	$644	$(383)
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income into net periodic benefit cost during next fiscal year
Net actuarial loss	$149	$106
Prior service cost	$1	$1
The following table reconciles the obligations, assets and funded status of the plan as well as the amount recognized as prepaid pension cost or pension liability in the Consolidated Statements of Financial Position at December 31:

	2014	2013
	(In millions)
Accumulated benefit obligation, end of year	$3,712	$3,111
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,341	$3,585
Service cost	64	73
Interest cost	162	146
Plan amendments	(2)	—
Actuarial (gain) loss	634	(286)
Benefits paid	(181)	(177)
Projected benefit obligation, end of year	$4,018	$3,341
Change in plan assets
Plan assets at fair value, beginning of year	$2,632	$2,211
Actual return on plan assets	212	316
Company contributions	149	282
Benefits paid	(181)	(177)
Plan assets at fair value, end of year	$2,812	$2,632
Funded status of the plan	$(1,206)	$(709)
Amount recorded as:
Current liabilities	$(6)	$(4)
Noncurrent liabilities	(1,200)	(705)
	$(1,206)	$(709)
Amounts recognized in Regulatory assets (see Note 7 - "Regulatory Matters")
Net actuarial loss	$1,738	$1,248
Prior service cost	5	9
	$1,743	$1,257
At December 31, 2014, the benefits related to the Company’s qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2015	$210
2016	216
2017	223
2018	233
2019	239
2020 - 2024	1,264
Total	$2,385

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2014	2013	2012
Projected benefit obligation
Discount rate	4.12%	4.95%	4.15%
Rate of compensation increase	4.65%	4.20%	4.20%
Net pension costs
Discount rate	4.95%	4.15%	5.00%
Rate of compensation increase	4.20%	4.20%	4.20%
Expected long-term rate of return on plan assets	7.75%	8.25%	8.25%
The Company employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Company has long-term rate of return assumptions for its pension plans of 7.75% and other postretirement benefit plans of 8.00%, for 2015. The Company believes these rates are a reasonable assumption for the long-term rate of return on its plan assets for 2015 given its investment strategy.
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
Target allocations for pension plan assets as of December 31, 2014 are listed below:

U.S. Large Cap Equity Securities	22%
U.S. Small Cap and Mid Cap Equity Securities	5
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	8
100%

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements for pension plan assets at December 31, 2014 and 2013 (a):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Asset category:
Short-term investments (b)	$33	$—	$—	$33	$15	$—	$—	$15
Equity securities
U.S. large cap (c)	638	—	—	638	639	—	—	639
U.S. small/mid cap (d)	162	—	—	162	160	—	—	160
Non U.S. (e)	378	157	—	535	440	94	—	534
Fixed income securities (f)	5	758	—	763	11	623	—	634
Hedge funds and similar investments (g)	163	68	315	546	193	50	285	528
Private equity and other (h)	—	—	135	135	—	—	122	122
Securities lending (i)	(136)	(36)	—	(172)	—	—	—	—
Securities lending collateral (i)	136	36	—	172	—	—	—	—
Total	$1,379	$983	$450	$2,812	$1,458	$767	$407	$2,632
_______________________________________

(a)	For a description of levels within the fair value hierarchy see Note 9 to the Consolidated financial Statements, "Fair Value".

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

(i)
In 2014, DTE Electric began a securities lending program with a third party agent. The program allows the agent to lend certain securities from the Company's pension trusts to selected entities against receipt of collateral (in the form of cash) as provided for and determined in accordance with its securities lending agency agreement.

The pension trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on NAV. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered to be preferable. DTE Electric has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Electric selectively corroborates the fair values of securities by comparison of market-based price sources.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Hedge Funds and Similar	Private Equity		Hedge Funds and Similar	Private Equity
	Investments	and Other	Total	Investments	and Other	Total
	(In millions)
Beginning Balance at January 1	$285	$122	$407	$238	$125	363
Total realized/unrealized gains (losses)	15	12	27	29	2	31
Purchases, sales and settlements:
Purchases	16	22	38	18	15	33
Sales	(1)	(21)	(22)	—	(20)	(20)
Ending Balance at December 31	$315	$135	$450	$285	$122	$407
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$15	$8	$23	$27	$2	$29
There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2014 and 2013.
Other Postretirement Benefits
The Company participates in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet its other postretirement benefit obligations. Separate qualified VEBA and other benefit trusts exist. The Company made no contributions to these trusts for its defined benefit other postretirement medical and life insurance benefit plans during 2014. At the discretion of management, the Company anticipates making up to $175 million of contributions to the trusts in 2015.
Starting in 2012, in lieu of offering future employees defined benefit post-employment health care and life insurance benefits, the Company allocates a fixed amount per year to an account in a defined contribution VEBA for each employee. These accounts are managed either by the Company (for non-represented and certain represented groups), or by the Utility Workers of America (UWUA) for Local 223 employees. The contributions to the VEBA for these accounts were $2 million in 2014, $1 million in 2013, and less than $1 million in 2012.
Beginning in 2013, the Company replaced the defined benefit employer-sponsored retiree medical, prescription drug and dental coverage with a notional allocation to a Retiree Reimbursement Account. This change applies to both current and future Medicare eligible non-represented and future represented retirees, spouses, surviving spouses or same sex domestic partners when the youngest of the retiree's covered household turns age 65. The amount of the annual allocation to each participant is determined by the employee's retirement date: for employees who retired on or before January 1, 2013, the base allocation is $3,500, which increased to $3,570 in 2014 and for employees who retire after January 1, 2013, the base allocation is $3,250 which increased to $3,315 in 2014. The amount of the allocation will increase each year at the lower of the rate of medical inflation or 2%.
Net other postretirement cost includes the following components:

	2014	2013	2012
	(In millions)
Service cost	$26	$35	$51
Interest cost	68	67	91
Expected return on plan assets	(85)	(74)	(61)
Amortization of:
Net loss	14	47	58
Prior service credit	(109)	(100)	(14)
Net other postretirement cost (credit)	$(86)	$(25)	$125

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

	2014	2013
	(In millions)
Other changes in plan assets and APBO recognized in Regulatory assets (liabilities) and Other comprehensive income
Net actuarial gain	$144	$(258)
Amortization of net actuarial loss	(14)	(47)
Prior service credit	—	(159)
Amortization of prior service credit	109	100
Total recognized in Regulatory assets (liabilities) and Other comprehensive income	$239	$(364)
Total recognized in net periodic benefit cost, Regulatory assets (liabilities) and Other comprehensive income	$153	$(389)
Estimated amounts to be amortized from Regulatory assets (liabilities) and Accumulated other comprehensive income into net periodic benefit cost during next fiscal year
Net actuarial loss	$31	$15
Prior service credit	$(94)	$(109)
The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as Accrued postretirement liability - affiliates in the Consolidated Statements of Financial Position at December 31:

	2014	2013
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,430	$1,752
Service cost	26	35
Interest cost	68	67
Plan amendments	—	(159)
Actuarial (gain) loss	100	(200)
Medicare Part D subsidy	—	1
Benefits paid	(66)	(66)
Accumulated postretirement benefit obligation, end of year	$1,558	$1,430
Change in plan assets
Plan assets at fair value, beginning of year	$1,061	$756
Actual return on plan assets	41	131
Company contributions	—	239
Benefits paid	(64)	(65)
Plan assets at fair value, end of year	$1,038	$1,061
Funded status, end of year	$(520)	$(369)
Amount recorded as:
Noncurrent liabilities	$(520)	$(369)
Amounts recognized in Regulatory assets (liabilities) (see Note 7 - "Regulatory Matters")
Net actuarial loss	$385	$255
Prior service cost	(194)	(303)
	$191	$(48)
At December 31, 2014, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2015	$77
2016	82
2017	85
2018	89
2019	93
2020 - 2024	505
Total	$931

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs are listed below:

	2014	2013	2012
Accumulated postretirement benefit obligation
Discount rate	4.10%	4.95%	4.15%
Health care trend rate pre- and post- 65	7.50 / 6.50%	7.50 / 6.50%	7.00%
Ultimate health care trend rate	4.50%	4.50%	5.00%
Year in which ultimate reached pre- and post- 65	2025 / 2024	2025 / 2024	2021
Other postretirement benefit costs
Discount rate (prior to interim remeasurement)	4.95%	4.15%	5.00%
Discount rate (post interim remeasurement)	N/A	4.30%	N/A
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%
Health care trend rate pre- and post- 65	7.50 / 6.50%	7.00%	7.00%
Ultimate health care trend rate	4.50%	5.00%	5.00%
Year in which ultimate reached pre- and post- 65	2025 / 2024	2021	2020
A one percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $5 million in 2014 and increased the accumulated benefit obligation by $89 million at December 31, 2014. A one percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $4 million in 2014 and would have decreased the accumulated benefit obligation by $77 million at December 31, 2014.
The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefits plans is similar to those previously described for its pension plans.
Target allocations for other postretirement benefit plan assets as of December 31, 2014 are listed below:

U.S. Large Cap Equity Securities	17%
U.S. Small Cap and Mid Cap Equity Securities	4
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	14
100%

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements for other postretirement benefit plan assets at December 31, 2014 and 2013 (a):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset category:	(In millions)
Short-term investments (b)	$4	$—	$—	$4	$3	$—	$—	$3
Equity securities
U.S. large cap (c)	179	—	—	179	208	—	—	208
U.S. small/mid cap (d)	102	—	—	102	103	—	—	103
Non U.S. (e)	151	39	—	190	197	5	—	202
Fixed income securities (f)	11	243	—	254	12	243	—	255
Hedge funds and similar investments (g)	73	31	114	218	91	17	111	219
Private equity and other (h)	—	—	91	91	—	—	71	71
Securities lending (i)	(98)	(11)	—	(109)	—	—	—	—
Securities lending collateral (i)	98	11	—	109	—	—	—	—
Total	$520	$313	$205	$1,038	$614	$265	$182	$1,061
_______________________________________

(a)	For a description of levels within the fair value hierarchy see Note 9 to the Consolidated Financial Statements, "Fair Value".

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

(i)
In 2014, DTE Electric began a securities lending program with a third party agent. The program allows the agent to lend certain securities from the Company's VEBA trust to selected entities against receipt of collateral (in the form of cash) as provided for and determined in accordance with its securities lending agency agreement.

The VEBA trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on NAV. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered to be preferable. DTE Electric has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Electric selectively corroborates the fair values of securities by comparison of market-based price sources.

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Hedge Funds and Similar Investments	Private Equity and Other	Total	Hedge Funds and Similar Investments	Private Equity and Other	Total
	(In millions)
Beginning Balance at January 1	$111	$71	$182	$78	$57	$135
Total realized/unrealized gains (losses)	5	6	11	10	7	17
Purchases, sales and settlements:
Purchases	4	22	26	23	14	37
Sales	(6)	(8)	(14)	—	(7)	(7)
Ending Balance at December 31	$114	$91	$205	$111	$71	$182
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$5	$5	$10	$10	$6	$16
There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2014 and 2013.
Interim Re-Measurement of Other Postretirement Benefit Obligation
In March 2013, the Company reached an agreement on a new four-year labor contract with certain represented employees. As a term of the agreement, the Company replaced the defined benefit employer-sponsored retiree medical, prescription drug and dental coverage for future Medicare eligible retirees and their covered dependents with an allocation to a Retiree Reimbursement Account, when the youngest of the retiree's covered household turns age 65. The amount of the allocation is $3,250 per year for each eligible participant, which increased to $3,315 in 2014. The amount of the allocation will increase each year at the lower of the rate of medical inflation or 2%. The modification in retiree health coverage will reduce future other postretirement benefit costs.
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
Defined Contribution Plans
The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credit service. The cost of these plans was $24 million, $21 million and $19 million in each of the years ended December 31, 2014, 2013 and 2012, respectively.

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

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of transactions with affiliated companies:

	2014	2013	2012
Revenues	(In millions)
Energy sales	$2	$2	$2
Other services	$5	$7	$11
Shared capital assets	$26	$23	$26
Costs
Fuel and purchased power	$4	$4	$5
Other services and interest	$(1)	$(1)	$1
Corporate expenses (net)	$304	$334	$322
Other
Dividends declared	$370	$342	$317
Dividends paid	$370	$342	$317
Capital contribution from DTE Energy	$190	$400	$—
DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to Affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at market-based rates. Refer to the Consolidated Statements of Financial Position for affiliate balances at December 31, 2014 and 2013.
There were no charitable contributions to the DTE Energy Foundation for the years ended December 31, 2014 and December 31, 2012, while there were $18 million in contributions for the year ended December 31, 2013. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute and assist charitable organizations.

NOTE 18 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year to Date
	(In millions)
2014
Operating Revenues	$1,410	$1,281	$1,357	$1,234	$5,282
Operating Income	$271	$259	$272	$250	$1,052
Net Income	$137	$130	$136	$129	$532

2013
Operating Revenues	$1,219	$1,265	$1,457	$1,256	$5,197
Operating Income	$235	$202	$338	$225	$1,000
Net Income	$116	$90	$180	$101	$487

DTE Electric Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 19 — SUBSEQUENT EVENT
In October 2014, DTE Electric executed an agreement to purchase a 732 MW simple-cycle natural gas facility in Carson City, Michigan from The LS Power Group for a total purchase price of approximately $240 million paid in cash. This facility will serve to meet the needs of approximately 260,000 additional households during peak demand. DTE Electric closed on the acquisition on January 21, 2015.
Effective upon closing, DTE Electric obtained control over and applied acquisition accounting to the acquired business. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, DTE Electric is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired. DTE Electric will include required information in the Quarterly Report on Form 10-Q for the period ending March 31, 2015.

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
For the years ended December 31, 2014 and 2013 professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of DTE Electric’s annual financial statements for the years ended December 31, 2014 and December 31, 2013, respectively, and fees billed for other services rendered by PwC during those periods.

	2014	2013
Audit fees (a)	$1,337,674	$1,335,493
Audit-related fees (b)	11,000	11,000
All other fees (c)	—	150,000
Total	$1,348,674	$1,496,493
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
(1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”
(3) Exhibits.
(i)Exhibits filed herewith.

12-52	Computation of Ratio of Earnings to Fixed Charges

23-29	Consent of PricewaterhouseCoopers LLP

31-95	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report

31-96	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Registration Statement on Form A-2 (File No. 2-4609)). (amendment)

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Registration Statement on Form S-1 (File No. 2-7136)). (amendment)

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Registration Statement on Form S-1 (File No. 2-8290)). (amendment)

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Registration Statement on Form S-1 (File No. 2-9226)). (amendment)

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Form 8-K dated September 11, 1957). (amendment)

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Registration Statement on Form S-9 (File No. 2-25664)). (amendment)

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Form 10-K for the year ended December 31, 2000). (1990 Series B)

Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Form 10-K for the year ended December 31, 1996). (1991 Series DP)

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Form 10-K for the year ended December 31, 2000). (amendment)

Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Form 10-Q for the quarter ended September 30, 2002). (2002 Series B)

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series BR)

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Form 8-K dated September 29, 2005). (2005 Series C)

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)

Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-269 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series B)

Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee. (Exhibit 4-271 to Form 10-Q for the quarter ended September 30, 2010). (2010 Series A)

Supplemental Indenture, dated as of December 1, 2010, to Mortgage and Deed of Trust, dated as of October 1, 1924between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-273 to Form 10-K for the year ended December 31, 2010). (2010 Series CT)

Supplemental Indenture, dated as of May 15, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-275 to Form 10-Q for the quarter ended June 30, 2011). (2011 Series B)

Supplemental Indenture, dated as of August 1, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-276 to Form 10-Q for the quarter ended September 30, 2011). (2011 Series GT)

Supplemental Indenture, dated as of August 15, 2011, to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-277 to Form 10-Q for the quarter ended September 30, 2011). (2011 Series D, 2011 Series E, 2011 Series F)

Supplemental Indenture, dated as of September 1, 2011, to Mortgage and Deed to Trust, dated as of October 1, 1924 between The Detroit Edison Company and the Bank of New York Mellon Trust Company N.A. as successor trustee (Exhibit 4-278 to Detroit Edison Form 10-Q for the quarter ended September 30, 2011. (2011 Series H)

Supplemental Indenture, dated as of June 20, 2012, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-279 to Form 10-Q for the quarter ended June 30, 2012). (2012 Series A and B)

Supplemental Indenture, dated as of March 15, 2013, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee (Exhibit 4-280 to Form 10-Q for the quarter ended March 31, 2013). (2013 Series A)

Supplemental Indenture, dated as of August 1, 2013, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-281 to Form 10-Q for the quarter ended September 30, 2013). (2013 Series B)

Supplemental Indenture, dated as of June 1, 2014, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-282 to DTE Electric's Form 10-Q for the quarter ended June 30,2014). (2014 Series A and B)

Supplemental Indenture, dated as of July 1, 2014, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-283 to DTE Electric's Form 10-Q for the quarter ended June 30, 2014). (2014 Series D and E)

Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Registration Statement on Form S-3 (File No. 33-50325)) and indentures supplemental thereto, dated as of the dates indicated below and filed as exhibits to the filings set forth below:

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

(iii)    Exhibits furnished herewith.

32-95	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report

32-96	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report

DTE Electric Company
Schedule II — Valuation and Qualifying Accounts

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statements of Financial Position)
Balance at Beginning of Period	$28	$35	$80
Additions:
Charged to costs and expenses	50	52	40
Charged to other accounts (a)	10	11	7
Deductions (b)	(59)	(70)	(92)
Balance at End of Period	$29	$28	$35
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY (Registrant)
Date:	February 13, 2015	By	/s/ GERARD M. ANDERSON
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
Date: February 13, 2015
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.