Form 10-Q
period 2016-09-30
DTE Electric Co; DTE ENERGY CO
filed 2016-10-26
CIK 28385, 936340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2016

Commission File Number	Registrants; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.
1-11607	DTE Energy Company (a Michigan corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-3217752

1-2198	DTE Electric Company (a Michigan corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-0478650
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
DTE Energy Company (DTE Energy)    Yes ☒ No ☐            DTE Electric Company (DTE Electric)    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
DTE Energy                Yes ☒ No ☐            DTE Electric                Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

DTE Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
DTE Electric	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
Number of shares of Common Stock outstanding at September 30, 2016:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,434,907

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
This combined Form 10-Q is filed separately by two registrants: DTE Energy and DTE Electric. Information contained herein relating to an individual registrant is filed by such registrant solely on its behalf. DTE Electric makes no representation as to information relating exclusively to DTE Energy.
DTE Electric, a wholly-owned subsidiary of DTE Energy, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

THIS PAGE INTENTIONALLY LEFT BLANK

DEFINITIONS

ACHD	Allegheny County, PA Health Department

AGS
Appalachia Gathering System is a midstream natural gas asset located in Pennsylvania and West Virginia. DTE Energy purchased 100% of AGS in October 2016, and this asset is part of DTE Energy's non-utility Gas Storage and Pipelines business.

ASU	Accounting Standards Update issued by the FASB

CFTC	U.S. Commodity Futures Trading Commission

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

IRM	Infrastructure Recovery Mechanism

MDEQ	Michigan Department of Environmental Quality

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

PADEP	Pennsylvania Department of Environmental Protection

PLD	City of Detroit's Public Lighting Department

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs.

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

DEFINITIONS

RSN	Remarketable Senior Notes

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

SGG
Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and this asset is part of DTE Energy's non-utility Gas Storage and Pipelines business.

Shenango	Shenango Incorporated is a coke battery plant located in Pittsburgh, PA, that was closed in January 2016 and is included in the Power and Industrial Projects segment.

TRM
A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system.

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	Heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatthour of electricity

FILING FORMAT
This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect of debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q report should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2015 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of the Registrants. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration,” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:

•	impact of regulation by the EPA, FERC, MPSC, NRC, and CFTC, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	impact of volatility of prices in the oil and gas markets on DTE Energy's gas storage and pipelines operations;

•	impact of volatility in prices in the international steel markets on DTE Energy's power and industrial projects operations;

•	volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;

•	changes in the financial condition of DTE Energy's significant customers and strategic partners;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant capital projects;

•	changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident at an electric distribution or generation facility and, for DTE Energy, a gas storage, transmission, or distribution facility;

•	the availability, cost, coverage, and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;

•	contract disputes, binding arbitration, litigation, and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
New factors emerge from time to time. The Registrants cannot predict what factors may arise or how such factors may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date on which such statements are made. The Registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,748	$1,528	$4,847	$4,726
Non-utility operations	1,180	1,070	2,909	3,124
	2,928	2,598	7,756	7,850

Operating Expenses
Fuel, purchased power, and gas — utility	503	458	1,482	1,585
Fuel, purchased power, and gas — non-utility	1,034	870	2,527	2,644
Operation and maintenance	562	542	1,620	1,600
Depreciation and amortization	230	196	702	625
Taxes other than income	92	91	282	282
Asset (gains) losses and impairments, net	—	1	(1)	9
	2,421	2,158	6,612	6,745
Operating Income	507	440	1,144	1,105

Other (Income) and Deductions
Interest expense	114	116	341	341
Interest income	(3)	(4)	(17)	(10)
Other income	(51)	(55)	(160)	(155)
Other expenses	12	17	27	36
	72	74	191	212
Income Before Income Taxes	435	366	953	893

Income Tax Expense	110	102	243	250

Net Income	325	264	710	643

Less: Net Loss Attributable to Noncontrolling Interests	(13)	(1)	(27)	(4)

Net Income Attributable to DTE Energy Company	$338	$265	$737	$647

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.88	$1.47	$4.10	$3.61

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.88	$1.47	$4.10	$3.61

Weighted Average Common Shares Outstanding
Basic	179	179	179	179
Diluted	180	180	180	179
Dividends Declared per Common Share	$0.77	$0.73	$2.23	$2.11

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net Income	$325	$264	$710	$643

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $2, $2, $3, and $6, respectively	4	3	6	9
Net unrealized gains on investments during the period, net of taxes of $1, $—, $1, and $—, respectively	1	—	1	—
Foreign currency translation	(1)	(2)	—	(4)
Other comprehensive income	4	1	7	5

Comprehensive income	329	265	717	648
Less comprehensive loss attributable to noncontrolling interests	(13)	(1)	(27)	(4)
Comprehensive Income Attributable to DTE Energy Company	$342	$266	$744	$652

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$66	$37
Restricted cash	21	23
Accounts receivable (less allowance for doubtful accounts of $46 and $49, respectively)
Customer	1,250	1,276
Other	87	72
Inventories
Fuel and gas	467	480
Materials and supplies	326	323
Derivative assets	56	129
Regulatory assets	65	32
Prepaid property tax	130	62
Other	127	141
	2,595	2,575
Investments
Nuclear decommissioning trust funds	1,321	1,236
Investments in equity method investees	706	514
Other	199	186
	2,226	1,936
Property
Property, plant, and equipment	28,748	28,121
Accumulated depreciation and amortization	(10,198)	(10,087)
	18,550	18,034
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,686	3,692
Intangible assets	91	89
Notes receivable	75	85
Derivative assets	46	54
Other	175	179
	6,091	6,117
Total Assets	$29,462	$28,662

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2016	2015
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$813	$809
Accrued interest	115	89
Dividends payable	138	131
Short-term borrowings	410	499
Current portion long-term debt, including capital leases	15	473
Derivative liabilities	85	57
Regulatory liabilities	38	41
Other	355	429
	1,969	2,528
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	8,691	8,265
Junior subordinated debentures	780	480
Capital lease obligations	7	15
	9,478	8,760
Other Liabilities
Deferred income taxes	4,140	3,923
Regulatory liabilities	552	569
Asset retirement obligations	2,268	2,194
Unamortized investment tax credit	89	62
Derivative liabilities	99	86
Accrued pension liability	1,132	1,133
Accrued postretirement liability	148	228
Nuclear decommissioning	195	177
Other	243	207
	8,866	8,579
Commitments and Contingencies (Notes 4 and 10)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,434,907 and 179,470,213 shares issued and outstanding, respectively	4,137	4,123
Retained earnings	5,131	4,794
Accumulated other comprehensive loss	(138)	(145)
Total DTE Energy Company Equity	9,130	8,772
Noncontrolling interests	19	23
Total Equity	9,149	8,795
Total Liabilities and Equity	$29,462	$28,662

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities	(In millions)
Net Income	$710	$643
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	702	625
Nuclear fuel amortization	44	40
Allowance for equity funds used during construction	(15)	(16)
Deferred income taxes	244	251
Equity earnings of equity method investees	(49)	(49)
Dividends from equity method investees	52	49
Asset (gains) losses and impairments, net	—	9
Changes in assets and liabilities:
Accounts receivable, net	6	277
Inventories	10	(36)
Accounts payable	39	(125)
Accrued pension liability	(1)	(160)
Accrued postretirement liability	(80)	(213)
Derivative assets and liabilities	122	32
Regulatory assets and liabilities	93	35
Other current and noncurrent assets and liabilities	(110)	111
Net cash from operating activities	1,767	1,473
Investing Activities
Plant and equipment expenditures — utility	(1,267)	(1,239)
Plant and equipment expenditures — non-utility	(75)	(162)
Acquisition	—	(241)
Proceeds from sale of assets	—	16
Restricted cash for debt redemption, principally Securitization, net	2	99
Proceeds from sale of nuclear decommissioning trust fund assets	1,135	627
Investment in nuclear decommissioning trust funds	(1,140)	(638)
Distributions from equity method investees	8	13
Contributions to equity method investees	(199)	(58)
Other	33	11
Net cash used for investing activities	(1,503)	(1,572)
Financing Activities
Issuance of long-term debt, net of issuance costs	646	956
Redemption of long-term debt	(322)	(260)
Repurchase of long-term debt	(59)	—
Short-term borrowings, net	(89)	(213)
Issuance of common stock	—	9
Repurchase of common stock	(33)	—
Dividends on common stock	(393)	(370)
Other	15	(4)
Net cash from (used for) financing activities	(235)	118
Net Increase in Cash and Cash Equivalents	29	19
Cash and Cash Equivalents at Beginning of Period	37	48
Cash and Cash Equivalents at End of Period	$66	$67

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$168	$185
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2015	179,470	$4,123	$4,794	$(145)	$23	$8,795
Implementation of ASU 2016-09	—	—	3	—	—	3
Net Income (Loss)	—	—	737	—	(27)	710
Dividends declared on common stock	—	—	(400)	—	—	(400)
Repurchase of common stock	(394)	(33)	—	—	—	(33)
Benefit obligations, net of tax	—	—	—	6	—	6
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Stock-based compensation, net contributions from noncontrolling interests, and other	359	47	(3)	—	23	67
Balance, September 30, 2016	179,435	$4,137	$5,131	$(138)	$19	$9,149

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Utility operations	$1,608	$1,385	$3,976	$3,735

Operating Expenses
Fuel and purchased power — utility	495	441	1,191	1,212
Operation and maintenance	363	330	1,019	966
Depreciation and amortization	176	141	539	461
Taxes other than income	73	73	216	214
	1,107	985	2,965	2,853
Operating Income	501	400	1,011	882

Other (Income) and Deductions
Interest expense	66	66	196	196
Interest income	—	—	(8)	—
Other income	(15)	(14)	(48)	(42)
Other expenses	9	15	22	32
	60	67	162	186
Income Before Income Taxes	441	333	849	696

Income Tax Expense	156	117	302	244

Net Income	$285	$216	$547	$452

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net Income	$285	$216	$547	$452
Other comprehensive income, net of tax:
Transfer of benefit obligations, net of taxes of $— and $18 in 2015, respectively	—	—	—	28
Comprehensive Income	$285	$216	$547	$480

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$16	$15
Accounts receivable (less allowance for doubtful accounts of $27 and $28, respectively)
Customer	778	657
Affiliates	14	14
Other	48	40
Inventories
Fuel	231	271
Materials and supplies	273	251
Notes receivable
Affiliates	64	—
Other	5	—
Regulatory assets	57	17
Prepaid property tax	101	44
Other	13	22
	1,600	1,331
Investments
Nuclear decommissioning trust funds	1,321	1,236
Other	33	35
	1,354	1,271
Property
Property, plant, and equipment	21,737	21,391
Accumulated depreciation and amortization	(7,662)	(7,646)
	14,075	13,745
Other Assets
Regulatory assets	2,960	2,969
Intangible assets	44	34
Prepaid postretirement costs — affiliates	24	24
Other	133	144
	3,161	3,171
Total Assets	$20,190	$19,518

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2016	2015
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$50	$40
Other	350	329
Accrued interest	69	62
Accrued vacation	43	44
Current portion long-term debt, including capital leases	6	157
Regulatory liabilities	21	19
Short-term borrowings
Affiliates	112	75
Other	—	272
Other	94	94
	745	1,092
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	5,877	5,437
Capital lease obligations	7	15
	5,884	5,452
Other Liabilities
Deferred income taxes	3,757	3,498
Regulatory liabilities	219	199
Asset retirement obligations	2,084	2,020
Unamortized investment tax credit	86	58
Nuclear decommissioning	195	177
Accrued pension liability — affiliates	985	976
Accrued postretirement liability — affiliates	255	307
Other	75	66
	7,656	7,301

Commitments and Contingencies (Notes 4 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,086	4,086
Retained earnings	1,817	1,585
Accumulated other comprehensive income	2	2
Total Shareholder’s Equity	5,905	5,673
Total Liabilities and Shareholder’s Equity	$20,190	$19,518

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Operating Activities
Net Income	$547	$452
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	539	461
Nuclear fuel amortization	44	40
Allowance for equity funds used during construction	(13)	(15)
Deferred income taxes	298	269
Changes in assets and liabilities:
Accounts receivable, net	(135)	(103)
Inventories	18	(17)
Accounts payable	59	3
Accrued pension liability — affiliates	9	(215)
Accrued postretirement liability — affiliates	(52)	(164)
Regulatory assets and liabilities	100	(12)
Other current and noncurrent assets and liabilities	(119)	9
Net cash from operating activities	1,295	708
Investing Activities
Plant and equipment expenditures	(999)	(1,045)
Acquisition	—	(241)
Proceeds from sale of assets	6	—
Restricted cash for debt redemption, principally Securitization, net	—	96
Notes receivable — affiliates	(64)	4
Proceeds from sale of nuclear decommissioning trust fund assets	1,135	627
Investment in nuclear decommissioning trust funds	(1,140)	(638)
Transfer of Rabbi Trust assets to affiliate	—	137
Other	34	9
Net cash used for investing activities	(1,028)	(1,051)
Financing Activities
Issuance of long-term debt, net of issuance costs	355	495
Redemption of long-term debt	(10)	(115)
Repurchase of long-term debt	(59)	—
Capital contribution by parent company	—	300
Short-term borrowings, net — affiliate	37	(16)
Short-term borrowings, net — other	(272)	(4)
Dividends on common stock	(315)	(297)
Other	(2)	(5)
Net cash from (used for) financing activities	(266)	358
Net Increase in Cash and Cash Equivalents	1	15
Cash and Cash Equivalents at Beginning of Period	15	14
Cash and Cash Equivalents at End of Period	$16	$29

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$118	$134

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2015	138,632	$1,386	$2,700	$1,585	$2	$5,673
Net Income	—	—	—	547	—	547
Dividends declared on common stock	—	—	—	(315)	—	(315)
Balance, September 30, 2016	138,632	$1,386	$2,700	$1,817	$2	$5,905

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited)

Index of Combined Notes to Consolidated Financial Statements (Unaudited)
The Combined Notes to Consolidated Financial Statements (Unaudited) are a combined presentation for DTE Energy and DTE Electric. The following list indicates the Registrant(s) to which each note applies:

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Regulatory Matters	DTE Energy and DTE Electric
Note 5	Earnings per Share	DTE Energy
Note 6	Fair Value	DTE Energy and DTE Electric
Note 7	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 8	Long-Term Debt	DTE Energy and DTE Electric
Note 9	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 10	Commitments and Contingencies	DTE Energy and DTE Electric
Note 11	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 12	Segment and Related Information	DTE Energy
Note 13	Subsequent Events	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

•
DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity; and

•	Other businesses involved in 1) natural gas pipelines, gathering, and storage; 2) power and industrial projects; and 3) energy marketing and trading operations.
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ, and the CFTC.
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2015 Annual Report on Form 10-K.
The accompanying Consolidated Financial Statements of the Registrants are prepared using accounting principles generally accepted in the United States of America. These accounting principles require management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from the Registrants' estimates.
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The information in these combined notes relates to each of the Registrants as noted in the Index of Combined Notes to Consolidated Financial Statements. However, DTE Electric does not make any representation as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
Certain prior year balances for the Registrants were reclassified to match the current year's Consolidated Financial Statements presentation. Such revisions for DTE Energy include amounts reclassified to separate Operating Revenues and Fuel, purchased power, and gas between Utility operations and Non-utility operations and from Operations and maintenance to Fuel, purchased power, and gas — non-utility related to the Power and Industrial Projects segment. The reclassifications did not affect DTE Energy's Net Income for the prior periods, as such, they are not deemed material to the previously issued Consolidated Financial Statements. For reclassifications of debt issuance costs arising from ASU 2015-03, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
Principles of Consolidation
The Registrants consolidate all majority-owned subsidiaries and investments in entities in which they have controlling influence. Non-majority owned investments are accounted for using the equity method when the Registrants are able to significantly influence the operating policies of the investee. When the Registrants do not influence the operating policies of an investee, the cost method is used. These Consolidated Financial Statements also reflect the Registrants' proportionate interests in certain jointly-owned utility plants. The Registrants eliminate all intercompany balances and transactions.
The Registrants evaluate whether an entity is a VIE whenever reconsideration events occur. The Registrants consolidate VIEs for which they are the primary beneficiary. If a Registrant is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, a Registrant considers all relevant facts and circumstances, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. The Registrants perform ongoing reassessments of all VIEs to determine if the primary beneficiary status has changed.
Legal entities within DTE Energy's Power and Industrial Projects segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with DTE Energy retaining operational and customer default risk. These entities generally are VIEs and consolidated when DTE Energy is the primary beneficiary. In addition, DTE Energy has interests in certain VIEs through which control of all significant activities is shared with partners, and therefore are accounted for under the equity method.
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2016, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2016, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment, notes receivable, and future funding commitments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2016 and December 31, 2015. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	September 30, 2016	December 31, 2015
	(In millions)
ASSETS
Cash and cash equivalents	$26	$14
Restricted cash	6	8
Accounts receivable	22	18
Inventories	115	82
Property, plant, and equipment, net	70	66
Other current and long-term assets	1	4
	$240	$192

LIABILITIES
Accounts payable and accrued current liabilities	$24	$13
Current portion long-term debt, including capital leases	6	8
Mortgage bonds, notes, and other	5	10
Other current and long-term liabilities	16	6
	$51	$37
Amounts for DTE Energy's non-consolidated VIEs as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In millions)
Investment in equity method investees	$190	$136
Notes receivable	$15	$15
Future funding commitments	$7	$—

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings, allowance for equity funds used during construction, and contract services. DTE Energy's Power and Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power and Industrial Projects recognized approximately $20 million and $24 million of Other income for the three months ended September 30, 2016 and 2015, respectively, and approximately $59 million and $64 million of Other income for the nine months ended September 30, 2016 and 2015, respectively.
Changes in Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2016 and 2015, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Income Taxes
The effective tax rate and unrecognized tax benefits of the Registrants are as follows:

	Effective Tax Rate				Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2016	2015	2016	2015	2016
					(In millions)
DTE Energy	25%	28%	25%	28%	$3
DTE Electric	35%	35%	36%	35%	$4
The 3% decrease in DTE Energy's effective tax rate for the three and nine months ended September 30, 2016 is primarily due to higher production tax credits in 2016.
DTE Energy had $2 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate. DTE Electric had $3 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $6 million at September 30, 2016 and December 31, 2015.
Unrecognized Compensation Costs
As of September 30, 2016, DTE Energy had $64 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.31 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $7 million for the three months ended September 30, 2016 and 2015, respectively, while such allocation was $26 million and $20 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU affects (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. It is effective for the Registrants for the first interim period within annual reporting periods beginning after December 15, 2015. The Registrants adopted this ASU at January 1, 2016. The implementation of this guidance is reflected in Note 1 of the Consolidated Financial Statements, "Organization and Basis of Presentation." Certain entities are now deemed to be VIEs and are included in DTE Energy's non-consolidated VIE table. This implementation did not have a significant impact on the Registrants' Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015, and interim periods therein. It is to be applied retrospectively. The Registrants adopted this ASU at January 1, 2016. The effect of the adoption decreased assets and liabilities on DTE Energy’s and DTE Electric’s Consolidated Statements of Financial Position by $75 million and $36 million, respectively, at December 31, 2015.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. The guidance applies to investments for which there is not a readily determinable fair value (market quote) or the investment is in a mutual fund without a publicly available net asset value. It is effective for the Registrants for the first interim period within annual reporting periods beginning after December 15, 2015. It is to be applied retrospectively. The Registrants adopted this ASU at January 1, 2016. The implementation of this guidance is reflected in Note 6 of the Consolidated Financial Statements, "Fair Value." This implementation did not have a significant impact on the Registrants' Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the Statements of Cash Flows. Under the new standard, income tax benefits and deficiencies are to be recognized in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. This provision is to be applied prospectively. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period, along with any valuation allowance, on a modified retrospective basis as a cumulative-effect adjustment to the retained earnings as of the date of adoption. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. This provision can be applied prospectively or retrospectively for all periods presented. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Effective July 1, 2016 DTE Energy elected to early adopt this standard, as permitted. As a result of the adoption, DTE Energy recognized $1 million of excess tax benefits on stock-based compensation expense in its Consolidated Statements of Operations as a component of the provision for income taxes on a prospective basis. DTE Energy also recognized a $3 million cumulative-effect adjustment to increase Retained earnings under the modified retrospective approach. While there was no impact to the current period, cash flows related to the excess tax benefits on DTE Energy's Consolidated Statements of Cash Flows will be classified as operating activities on a prospective basis. In addition, cash paid on the employees’ behalf related to restricted shares withheld for tax purposes have been classified as a financing activity on a retrospective basis. This retrospective application resulted in an increase to Net cash from operating activities with a corresponding decrease to Net cash from (used for) for financing activities of $5 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the implementation resulted in an increase to Net cash from operating activities with a corresponding decrease to Net cash from (used for) for financing activities of $4 million. Finally, DTE Energy's stock compensation expense continues to reflect estimated forfeitures.
Recently Issued Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The standard is to be applied retrospectively and early adoption is permitted in the preceding year. The Registrants are currently assessing the impact of the ASU, as amended on their Consolidated Financial Statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The ASU replaces the current lower of cost or market test with a lower of cost or net realizable value test when cost is determined on a first-in, first-out or average cost basis. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. It is to be applied prospectively and early adoption is permitted. The ASU will not have a significant impact on the Registrants' Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU primarily impacts accounting for equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) and financial liabilities under the fair value option. Under the new guidance, equity investments will generally be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Upon adoption, entities will be required to make a cumulative-effect adjustment to the Statements of Financial Position as of the beginning of the first reporting period in which the guidance is effective. Changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively. The ASU will not have a significant impact on the Registrants' Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a replacement of Leases (Topic 840). This guidance requires a lessee to account for leases as finance or operating leases. Both leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements. The Registrants expect an increase in assets and liabilities, however, they are currently assessing the impact of this ASU on their Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Entities will apply the new guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for the Registrants beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

NOTE 4 — REGULATORY MATTERS
2016 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.3% to 10.5% on a capital structure of 50% equity and 50% debt. On August 1, 2016, DTE Electric self-implemented a base rate increase of $245 million. An MPSC final order in this case is expected by February 2017.
2015 DTE Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on December 18, 2015 requesting an increase in base rates of $183 million, inclusive of $41 million of existing IRM surcharges which are expected to be converted into base rates, based on a projected twelve-month period ending October 31, 2017. The requested increase in base rates is due primarily to an increase in net plant, inclusive of IRM capital investments being recovered through approved IRM surcharge filings. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.5% to 10.75% on a capital structure of 52% equity and 48% debt. Concurrent with the MPSC order in this rate case, the existing IRM surcharge being billed will be terminated. However, DTE Gas requested to implement a new IRM surcharge of approximately $9 million to become effective in January 2017. On May 11, 2016, DTE Gas filed an application with the MPSC for a $103 million self-implemented base rate increase effective November 1, 2016. An MPSC final order in this case is expected by December 2016.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy’s participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Stock options and performance shares do not receive cash dividends, as such, these awards are not considered participating securities.
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$338	$265	$737	$647
Average number of common shares outstanding	179	179	179	179
Dividends declared — common shares	$138	$131	$399	$378
Dividends declared — net restricted shares	—	—	1	1
Total distributed earnings	$138	$131	$400	$379
Net Income less distributed earnings	$200	$134	$337	$268
Distributed (dividends per common share)	$0.77	$0.73	$2.23	$2.11
Undistributed	1.11	0.74	1.87	1.50
Total Basic Earnings per Common Share	$1.88	$1.47	$4.10	$3.61
Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$338	$265	$737	$647
Average number of common shares outstanding	179	180	179	179
Average incremental shares from assumed exercise of options	1	—	1	—
Common shares for dilutive calculation	180	180	180	179
Dividends declared — common shares	$138	$131	$399	$378
Dividends declared — net restricted shares	—	—	1	1
Total distributed earnings	$138	$131	$400	$379
Net Income less distributed earnings	$200	$134	$337	$268
Distributed (dividends per common share)	$0.77	$0.73	$2.23	$2.11
Undistributed	1.11	0.74	1.87	1.50
Total Diluted Earnings per Common Share	$1.88	$1.47	$4.10	$3.61

NOTE 6 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2016 and December 31, 2015. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Registrants classify fair value balances based on the fair value hierarchy defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Registrants have the ability to access as of the reporting date.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016						December 31, 2015
	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance
	(In millions)
Assets:
Cash equivalents (c)	$14	$3	$—	$—	$—	$17	$13	$3	$—	$—	$—	$16
Nuclear decommissioning trusts	891	430	—	—	—	1,321	759	473	—	4	—	1,236
Other investments (d)	165	—	—	—	—	165	149	—	—	—	—	149
Derivative assets:
Commodity Contracts:
Natural Gas	114	106	44	—	(209)	55	193	91	103	—	(285)	102
Electricity	—	175	38	—	(169)	44	—	239	68	—	(232)	75
Other	2	2	3	—	(4)	3	2	—	3	—	(2)	3
Foreign currency exchange contracts	—	5	—	—	(5)	—	—	12	—	—	(9)	3
Total derivative assets	116	288	85	—	(387)	102	195	342	174	—	(528)	183
Total	$1,186	$721	$85	$—	$(387)	$1,605	$1,116	$818	$174	$4	$(528)	$1,584

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(135)	$(82)	$(144)	$—	$218	$(143)	$(218)	$(57)	$(108)	$—	$294	$(89)
Electricity	—	(182)	(44)	—	185	(41)	—	(243)	(62)	—	253	(52)
Other	(4)	(3)	(4)	—	11	—	(2)	—	(8)	—	8	(2)
Foreign currency exchange contracts	—	(3)	—	—	3	—	—	(7)	—	—	7	—
Total derivative liabilities	(139)	(270)	(192)	—	417	(184)	(220)	(307)	(178)	—	562	(143)
Total	$(139)	$(270)	$(192)	$—	$417	$(184)	$(220)	$(307)	$(178)	$—	$562	$(143)
Net Assets (Liabilities) at the end of the period	$1,047	$451	$(107)	$—	$30	$1,421	$896	$511	$(4)	$4	$34	$1,441
Assets:
Current	$104	$220	$52	$—	$(303)	$73	$174	$284	$128	$—	$(441)	$145
Noncurrent	1,082	501	33	—	(84)	1,532	942	534	46	4	(87)	1,439
Total Assets	$1,186	$721	$85	$—	$(387)	$1,605	$1,116	$818	$174	$4	$(528)	$1,584
Liabilities:
Current	$(109)	$(207)	$(92)	$—	$323	$(85)	$(174)	$(260)	$(87)	$—	$464	$(57)
Noncurrent	(30)	(63)	(100)	—	94	(99)	(46)	(47)	(91)	—	98	(86)
Total Liabilities	$(139)	$(270)	$(192)	$—	$417	$(184)	$(220)	$(307)	$(178)	$—	$562	$(143)
Net Assets (Liabilities) at the end of the period	$1,047	$451	$(107)	$—	$30	$1,421	$896	$511	$(4)	$4	$34	$1,441
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(c)
At September 30, 2016, available-for-sale securities of $17 million included $6 million and $11 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2015, available-for-sale securities of $16 million, included $8 million and $8 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016					December 31, 2015
	Level 1	Level 2	Level 3	Other (a)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$8	$3	$—	$—	$11	$5	$3	$—	$—	$8
Nuclear decommissioning trusts	891	430	—	—	1,321	759	473	—	4	1,236
Other investments	8	—	—	—	8	8	—	—	—	8
Derivative assets — FTRs	—	—	3	—	3	—	—	3	—	3
Total	$907	$433	$3	$—	$1,343	$772	$476	$3	$4	$1,255

Assets:
Current	$8	$3	$3	$—	$14	$5	$3	$3	$—	$11
Noncurrent	899	430	—	—	1,329	767	473	—	4	1,244
Total Assets	$907	$433	$3	$—	$1,343	$772	$476	$3	$4	$1,255
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At September 30, 2016, available-for-sale securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2015, available-for-sale securities of $8 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds and commingled funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. The institutional mutual funds hold exchange-traded equity or debt securities (exchange and non-exchange traded) and are valued based on publicly available NAVs. The commingled funds hold exchange-traded equity or debt securities (exchange and non-exchange traded) and are valued based on a calculated NAV as a practical expedient. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered to be preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Registrants selectively corroborate the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by DTE Energy's Trust Investments Department which reports to DTE Energy's Vice President and Treasurer.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Derivative Assets and Liabilities
Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options, and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. The Registrants consider the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time, and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality, and basis differential factors. The Registrants monitor the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. The Registrants have obtained an understanding of how these prices are derived. Additionally, the Registrants selectively corroborate the fair value of their transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. The Registrants have established a Risk Management Committee whose responsibilities include directly or indirectly ensuring all valuation methods are applied in accordance with predefined policies. The development and maintenance of the Registrants' forward price curves has been assigned to DTE Energy's Risk Management Department, which is separate and distinct from the trading functions within DTE Energy.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(62)	$(6)	$(1)	$(69)	$(8)	$3	$1	$(4)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	(1)	—	—	(1)	—	—	—	—
Total gains (losses):
Included in earnings	(65)	24	—	(41)	24	18	(3)	39
Recorded in Regulatory liabilities	—	—	2	2	—	—	3	3
Purchases, issuances, and settlements:
Settlements	28	(24)	(2)	2	5	(18)	(2)	(15)
Net Assets (Liabilities) as of September 30	$(100)	$(6)	$(1)	$(107)	$21	$3	$(1)	$23
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2016 and 2015 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(50)	$6	$—	$(44)	$18	$(3)	$(3)	$12

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(5)	$6	$(5)	$(4)	$30	$(5)	$(1)	$24
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses):
Included in earnings	(123)	(22)	1	(144)	(11)	42	(5)	26
Recorded in Regulatory liabilities	—	—	6	6	—	—	14	14
Purchases, issuances, and settlements:
Purchases	—	1	—	1	—	2	—	2
Settlements	28	9	(3)	34	2	(36)	(9)	(43)
Net Assets (Liabilities) as of September 30	$(100)	$(6)	$(1)	$(107)	$21	$3	$(1)	$23
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2016 and 2015 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(165)	$(1)	$2	$(164)	$(94)	$8	$(4)	$(90)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net Assets as of beginning of period	$4	$5	$3	$3
Change in fair value recorded in Regulatory liabilities	2	3	6	14
Purchases, issuances, and settlements:
Settlements	(3)	(3)	(6)	(12)
Net Assets as of September 30	$3	$5	$3	$5
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at September 30, 2016 and 2015 and reflected in DTE Electric's Consolidated Statements of Financial Position	$1	$1	$3	$5
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and nine months ended September 30, 2016 and 2015, and there were no transfers from or into Level 3 for DTE Electric during the same periods.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$44	$(144)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.08	) —	$5.75	/MMBtu	$(0.07	)/MMBtu
Electricity	$38	$(44)	Discounted Cash Flow	Forward basis price (per MWh)	$(10	) —	$14	/MWh	$1	/MWh

	December 31, 2015
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$103	$(108)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.50	) —	$2.77	/MMBtu	$(0.19	)/MMBtu
Electricity	$68	$(62)	Discounted Cash Flow	Forward basis price (per MWh)	$(11	) —	$14	/MWh	$2	/MWh
The unobservable inputs used in the fair value measurement of the electricity and natural gas commodity types consist of inputs that are less observable due in part to lack of available broker quotes, supported by little, if any, market activity at the measurement date or are based on internally developed models. Certain basis prices (i.e., the difference in pricing between two locations) included in the valuation of natural gas and electricity contracts were deemed unobservable.
The inputs listed above would have a direct impact on the fair values of the above security types if they were adjusted. A significant increase (decrease) in the basis price would result in a higher (lower) fair value for long positions, with offsetting impacts to short positions.
Fair Value of Financial Instruments
The fair value of financial instruments included in the table below is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. The Registrants have obtained an understanding of how the fair values are derived. The Registrants also selectively corroborate the fair value of their transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, and notes payable are generally estimated using discounted cash flow techniques that incorporate market interest rates as well as assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures for the Registrants are determined by DTE Energy's Treasury Department which reports to DTE Energy's Vice President and Treasurer.
The following table presents the carrying amount and fair value of financial instruments for DTE Energy as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$33	$—	$—	$33	$32	$—	$—	$32
Dividends payable	$138	$138	$—	$—	$131	$131	$—	$—
Short-term borrowings	$410	$—	$410	$—	$499	$—	$499	$—
Notes payable (a)	$15	$—	$—	$15	$—	$—	$—	$—
Long-term debt, excluding capital leases	$9,481	$802	$8,588	$1,322	$9,210	$496	$8,136	$1,203
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Electric as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$5	$—	$—	$5	$5	$—	$—	$5
Notes receivable — affiliates	$64	$—	$—	$64	$—	$—	$—	$—
Short-term borrowings — affiliates	$112	$—	$—	$112	$75	$—	$—	$75
Short-term borrowings — other	$—	$—	$—	$—	$272	$—	$272	$—
Notes payable — other (a)	$4	$—	$—	$4	$—	$—	$—	$—
Long-term debt, excluding capital leases	$5,877	$—	$6,082	$602	$5,588	$—	$5,432	$545
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.
For further fair value information on financial and derivative instruments, see Note 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Nuclear Decommissioning Trust Funds
DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of its operating licenses. This obligation is reflected as an Asset retirement obligation on DTE Electric's Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste.
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2016	December 31, 2015
	(In millions)
Fermi 2	$1,292	$1,211
Fermi 1	3	3
Low-level radioactive waste	26	22
Total	$1,321	$1,236
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Realized gains	$13	$8	$59	$30
Realized losses	$(8)	$(10)	$(48)	$(23)
Proceeds from sale of securities	$394	$187	$1,135	$627

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Realized gains and losses from the sale of securities for Fermi 2 are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities for low-level radioactive waste funds are recorded to the Nuclear decommissioning liability. The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2016			December 31, 2015
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$872	$213	$(47)	$731	$195	$(68)
Debt securities	439	25	(1)	499	16	(4)
Cash and cash equivalents	10	—	—	6	—	—
	$1,321	$238	$(48)	$1,236	$211	$(72)
The debt securities at September 30, 2016 and December 31, 2015 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the Nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset and Nuclear decommissioning liability. Unrealized losses on the low-level radioactive waste funds are recognized as a Nuclear decommissioning liability.
Other Securities
At September 30, 2016 and December 31, 2015, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income (loss) and realized into Net Income for DTE Energy or DTE Electric during the three and nine months ended September 30, 2016 and 2015. Gains related to trading securities held at September 30, 2016 were $15 million and losses related to trading securities held at September 30, 2015 were $2 million, respectively, for the Registrants. The trading gains or losses related to the Rabbi Trust assets, included in Other investments at DTE Energy, are allocated from DTE Energy to DTE Electric.

NOTE 7 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
The Registrants recognize all derivatives at their fair value as Derivative assets or liabilities on their respective Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income (loss) and later reclassified into earnings when the underlying transaction occurs. Gains or losses from the ineffective portion of cash flow hedges are recognized in earnings immediately. For fair value hedges, changes in fair values for the derivative and hedged item are recognized in earnings each period. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.
The Registrants’ primary market risk exposure is associated with commodity prices, credit, and interest rates. The Registrants have risk management policies to monitor and manage market risks. The Registrants use derivative instruments to manage some of the exposure. DTE Energy uses derivative instruments for trading purposes in its Energy Trading segment. Contracts classified as derivative instruments include electricity, natural gas, oil, certain coal forwards, futures, options, swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and natural gas storage assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Electric — DTE Electric generates, purchases, distributes, and sells electricity. DTE Electric uses forward energy contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Other derivative contracts are MTM and recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities until realized.
DTE Gas — DTE Gas purchases, stores, transports, distributes and sells natural gas, and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2019. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
Gas Storage and Pipelines — This segment is primarily engaged in services related to the transportation and storage of natural gas. Primarily fixed-priced contracts are used in the marketing and management of transportation and storage services. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.
Power and Industrial Projects — This segment manages and operates energy and pulverized coal projects, a coke battery, reduced emissions fuel projects, landfill gas recovery, and power generation assets. Primarily fixed-price contracts are used in the marketing and management of the segment assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method.
Energy Trading — Commodity Price Risk — Energy Trading markets and trades electricity, natural gas physical products, and energy financial instruments, and provides energy and asset management services utilizing energy commodity derivative instruments. Forwards, futures, options, and swap agreements are used to manage exposure to the risk of market price and volume fluctuations in its operations. These derivatives are accounted for by recording changes in fair value to earnings unless hedge accounting criteria are met.
Energy Trading — Foreign Currency Exchange Risk — Energy Trading has foreign currency exchange forward contracts to economically hedge fixed Canadian dollar commitments existing under natural gas and power purchase and sale contracts and natural gas transportation contracts. Energy Trading enters into these contracts to mitigate price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. These derivatives are accounted for by recording changes in fair value to earnings unless hedge accounting criteria are met.
Corporate and Other — Interest Rate Risk — DTE Energy may use interest rate swaps, treasury locks, and other derivatives to hedge the risk associated with interest rate market volatility.
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2016 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
Derivative Activities
DTE Energy manages its MTM risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or natural gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describes the categories of activities represented by their operating characteristics and key risks:

•
Asset Optimization — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward natural gas purchases and sales, natural gas transportation, and storage capacity. Changes in the value of derivatives in this category typically economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

•
Marketing and Origination — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end-users, utilities, retail aggregators, and alternative energy suppliers.

•
Fundamentals Based Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•
Other — Includes derivative activity at DTE Electric related to FTRs. Changes in the value of derivative contracts at DTE Electric are recorded as Derivative assets or liabilities, with an offset to Regulatory assets or liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.

The following table presents the fair value of derivative instruments as of September 30, 2016 and December 31, 2015 for DTE Energy:

	September 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Commodity Contracts:
Natural Gas	$264	$(361)	$387	$(383)
Electricity	213	(226)	307	(305)
Other	7	(11)	5	(10)
Foreign currency exchange contracts	5	(3)	12	(7)
Total derivatives not designated as hedging instruments:	$489	$(601)	$711	$(705)

Current	$359	$(408)	$570	$(521)
Noncurrent	130	(193)	141	(184)
Total derivatives	$489	$(601)	$711	$(705)
The following table presents the fair value of derivative instruments as of September 30, 2016 and December 31, 2015 for DTE Electric:

	September 30, 2016	December 31, 2015
	(In millions)
FTRs — Other current assets	$3	$3
Total derivatives not designated as hedging instrument	$3	$3
Certain of DTE Energy's derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions as well as related cash collateral. Such netting arrangements generally do not have restrictions. Under such netting arrangements, DTE Energy offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces DTE Energy's Total Assets and Liabilities. Cash collateral is allocated between the fair value of derivative instruments and customer accounts receivable and payable with the same counterparty on a pro-rata basis to the extent there is exposure. Any cash collateral remaining, after the exposure is netted to zero, is reflected in Accounts receivable and Accounts payable as collateral paid or received, respectively.
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $1 million and $7 million outstanding at September 30, 2016 and December 31, 2015, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $2 million at September 30, 2016 and December 31, 2015, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

For contracts with certain clearing agents, the fair value of derivative instruments is netted against realized positions with the net balance reflected as either 1) a Derivative asset or liability or 2) an Account receivable or payable. Other than certain clearing agents, Accounts receivable and Accounts payable that are subject to netting arrangements have not been offset against the fair value of Derivative assets and liabilities. Certain contracts that have netting arrangements have not been offset in DTE Energy's Consolidated Statements of Financial Position. The impact of netting these derivative instruments and cash collateral related to such contracts is not material. Only the gross amounts for these derivative instruments are included in the table below.
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $37 million as of September 30, 2016 and December 31, 2015, respectively. DTE Energy had $6 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $36 million as of September 30, 2016. DTE Energy had $2 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $36 million as of December 31, 2015. DTE Energy recorded cash collateral paid of $8 million and cash collateral received of $1 million not related to unrealized derivative positions as of September 30, 2016. DTE Energy recorded cash collateral paid of $6 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2015. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$264	$(209)	$55	$387	$(285)	$102
Electricity	213	(169)	44	307	(232)	75
Other	7	(4)	3	5	(2)	3
Foreign currency exchange contracts	5	(5)	—	12	(9)	3
Total derivative assets	$489	$(387)	$102	$711	$(528)	$183

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(361)	$218	$(143)	$(383)	$294	$(89)
Electricity	(226)	185	(41)	(305)	253	(52)
Other	(11)	11	—	(10)	8	(2)
Foreign currency exchange contracts	(3)	3	—	(7)	7	—
Total derivative liabilities	$(601)	$417	$(184)	$(705)	$562	$(143)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position at September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$359	$130	$(408)	$(193)	$570	$141	$(521)	$(184)
Counterparty netting	(299)	(82)	299	82	(441)	(85)	441	85
Collateral adjustment	(4)	(2)	24	12	—	(2)	23	13
Total derivatives as reported	$56	$46	$(85)	$(99)	$129	$54	$(57)	$(86)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 for DTE Energy is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2016	2015	2016	2015
		(In millions)
Commodity Contracts:
Natural Gas	Operating Revenues — Non-utility operations	$16	$55	$(70)	$(75)
Natural Gas	Fuel, purchased power, and gas — non-utility	(59)	(24)	(27)	9
Electricity	Operating Revenues — Non-utility operations	23	14	18	60
Other	Operating Revenues — Non-utility operations	1	(4)	(1)	(4)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	—	1	(4)	2
Total		$(19)	$42	$(84)	$(8)
Revenues and energy costs related to trading contracts are presented on a net basis in DTE Energy's Consolidated Statements of Operations. Commodity derivatives used for trading purposes, and financial non-trading commodity derivatives, are accounted for using the MTM method with unrealized and realized gains and losses recorded in Operating Revenues — Non-utility operations. Non-trading physical commodity sale and purchase derivative contracts are generally accounted for using the MTM method with unrealized and realized gains and losses for sales recorded in Operating Revenues — Non-utility operations and purchases recorded in Fuel, purchased power, and gas — non-utility.
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2016:

Commodity	Number of Units
Natural Gas (MMBtu)	1,855,468,849
Electricity (MWh)	26,131,031
Oil (Gallons)	16,464,000
Foreign Currency Exchange (Canadian dollars)	78,709,986
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2016, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $354 million.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

As of September 30, 2016, DTE Energy had approximately $443 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $366 million. The net remaining amount of approximately $77 million is derived from the $354 million noted above.

NOTE 8 — LONG-TERM DEBT
Debt Issuances
In 2016, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	May	Mortgage Bonds	3.70%	2046	$300
DTE Energy	May	Junior Subordinated Debentures	5.375%	2076	300
					$600
Debt Redemptions
In 2016, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	7.904%	2016	$10
DTE Energy	June	Senior Notes	6.35%	2016	300
DTE Energy	Various	Other Long-Term Debt	Various	2016	12
					$322
Remarketed Bonds
In August 2016, DTE Electric repurchased $59 million of 5.50% Tax Exempt Revenue Bonds. In September 2016, DTE Electric reissued the $59 million of Tax Exempt Revenue Bonds in a long-term mode at 1.45% for a five-year term. The final maturity is August 1, 2029.
In September 2016, DTE Electric remarketed $82 million of Tax Exempt Revenue Bonds in a long-term mode at 1.45% for a five-year term. The final maturity is September 1, 2030.
Acquisition Financing
On October 20, 2016, DTE Energy closed on the purchase of gathering assets for a total purchase price of $1.3 billion. The acquisition was financed through the issuance of Equity Units and Senior Notes. See Note 13 to the Consolidated Financial Statements, "Subsequent Events," for more information on the acquisition.
In October 2016, DTE Energy issued $675 million of 2016 6.50% Equity Units, initially in the form of Corporate Units. The Corporate Units are listed on the New York Stock Exchange under the symbol DTV. The proceeds from the Equity Units were used for the acquisition.
Each Corporate Unit consists of a stock purchase contract and 1/20 interest in an RSN issued by DTE Energy. The stock purchase contracts obligate the holders to purchase shares of DTE Energy common stock on October 1, 2019. The purchase price to be paid under the stock purchase contracts is $50 per Corporate Unit, and the number of shares to be purchased will be determined under a formula based upon the average closing price of DTE Energy common stock near the settlement date. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy will make quarterly interest payments on the RSNs and quarterly contract adjustment payments on the stock purchase contracts, at the rates described below. DTE Energy may defer payments on the stock purchase contracts for one or more consecutive periods but not beyond the purchase contract settlement date. Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, DTE Energy will issue between 5.8 million and 7.3 million shares of its common stock in October 2019. A total of 9 million shares of DTE Energy’s common stock have been reserved for issuance in connection with the stock purchase contracts.
Selected information about DTE Energy’s 2016 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long-Term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Settlement Date	RSN Maturity Date
(In millions, except interest rates)
10/05/2016	13.5	$654	$675	1.5%	5.0%	10/01/2019	10/01/2024
In October 2016, DTE Energy issued $400 million of 2016 Series D 1.50% Senior Notes due 2019 and $600 million of Series E 2.85% Senior Notes due 2026. The proceeds from the Senior Notes were used for the acquisition and general corporate purposes.

NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy, DTE Electric and DTE Gas, have unsecured revolving credit agreements that can be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. Borrowings under the revolvers are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance.
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2016, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.50 to 1, 0.50 to 1, and 0.45 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at September 30, 2016 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2017	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in September 2017	70	—	—	70
Unsecured revolving credit facility, expiring April 2021	1,200	400	300	1,900
	1,370	400	300	2,070
Amounts outstanding at September 30, 2016
Commercial paper issuances	271	—	139	410
Letters of credit	144	—	—	144
	415	—	139	554
Net availability at September 30, 2016	$955	$400	$161	$1,516
DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $17 million which are used for various corporate purposes.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At September 30, 2016, a $35 million letter of credit was in place, raising the capacity under this facility to $135 million. The $35 million letter of credit is included in the table above. The amount outstanding under this agreement was $49 million and $103 million at September 30, 2016 and December 31, 2015, respectively, and was fully offset by the posted collateral.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Environmental
DTE Electric
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. Additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides, and hazardous air pollutants.
The Cross State Air Pollution Rule (CSAPR), required further reductions of sulfur dioxide and nitrogen oxides (NOX) emissions beginning in January 2015. On September 7, 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the CSAPR Update Rule. Beginning in May 2017, this rule is expected to reduce summertime (May - September) NOX emissions from power plants in 22 states in the eastern half of the U.S., including DTE Energy facilities. The CSAPR Update Rule is intended to reduce air quality impacts of the interstate transport of air pollution on downwind areas' ability to meet the 2008 ozone National Ambient Air Quality Standards implementing power sector emission budgets and NOX allowance trading programs. DTE Electric expects to meet its obligations under CSAPR. DTE Electric does not expect this rule to have a material effect on its compliance program.
The Mercury and Air Toxics Standards (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized in December 2011. The MATS rule required reductions of mercury and other hazardous air pollutants beginning in April 2015. DTE Electric requested and was granted compliance date extensions for all relevant units to April 2016. In November 2014, the U.S. Supreme Court agreed to review a challenge to the MATS rule based on a narrowly focused question of how the EPA considered costs in regulating air pollutants emitted by electric utilities. In June 2015, the U.S. Supreme Court reversed the decision of the Court of Appeals for the D.C. District and remanded the MATS rule to the Court of Appeals for further consideration based on their decision that the EPA must consider costs prior to deciding to regulate under the provisions of the Clean Air Act. Subsequently, in December 2015, the Court of Appeals ordered a remand of the MATS rule back to the EPA without staying the rule. A petition to the U.S. Supreme Court for review of the D.C. Circuit’s remand of the rule was denied in April 2016, leaving the MATS rule in place. DTE Electric is currently substantially in compliance with the rule at all regulated units. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, at this time DTE Electric does not expect future decisions to have a material effect on its compliance program.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA caused to be filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims are all stayed until the appeal is resolved by the Court of Appeals for the Sixth Circuit. Oral arguments for the appeal occurred in December 2015 and a Court decision remains pending.
The Registrants believe that the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Registrants cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
The EPA is implementing regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time.
Pending or future legislation or other regulatory actions could have a material impact on DTE Electric's operations and financial position and the rates charged to its customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. DTE Electric would seek to recover these incremental costs through increased rates charged to its utility customers, as authorized by the MPSC.
To comply with air pollution requirements, DTE Electric spent approximately $2.3 billion through 2015. DTE Electric estimates making capital expenditures of approximately $45 million in 2016.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant or as a basin becomes inactive. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks.
In November 2015, the EPA finalized effluent limitations guidelines for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new wastewater permits by the State of Michigan. No new permits have been issued, consequently no compliance timelines have been established. Certain effluent limitations guidelines requirements will be required to be performed in conjunction with the coal combustion residuals requirements. Costs associated with the building of new facilities or installation of controls over the next seven years to comply with coal combustion residuals requirements and effluent limitations guidelines are estimated to be approximately $315 million.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former manufactured gas plant (MGP) sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of two additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2016 and December 31, 2015, DTE Gas had $40 million and $22 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
The District Attorney's office of Yolo County, California is investigating the ash management and disposition practices of Woodland Biomass Power, Ltd., and DTE Woodland, LLC, wholly-owned subsidiaries of DTE Energy (the Woodland Companies), a renewable wood-fired power generation facility. The District Attorney has alleged that some of the ash generated at the Woodland Companies' generating facility should have been characterized and handled as hazardous waste under California regulation. Woodland is cooperating with the investigation, and has committed to remove or remediate any ash that was improperly characterized. The investigation will likely result in a negotiated settlement, including reimbursement of the District Attorney's investigation costs. As of September 30, 2016, DTE Energy had approximately $3 million accrued for this matter. Changes in estimated remediation and settlement costs, if any, that occur upon completion of the investigation are not expected to have a material impact on DTE Energy’s Consolidated Financial Statements.
Nuclear Operations
Nuclear Fuel Disposal Costs
DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool and a dry cask storage facility. The spent nuclear fuel storage strategy is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.
The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2016 is approximately $620 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2016 is approximately $341 million. Payment under these guarantees is considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $55 million at September 30, 2016. Payment under these guarantees is considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2016, DTE Energy had approximately $54 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy's approximately 4,800 represented employees, including DTE Electric's approximately 2,500 represented employees. The majority of the represented employees are under contracts that expire in 2017 and 2020.
Purchase Commitments
DTE Energy and DTE Electric expect that 2016 annual capital expenditures and contributions to equity method investees will be approximately $3.8 billion and $1.6 billion, respectively. The Registrants have made certain commitments in connection with the estimated 2016 annual capital expenditures and contributions to equity method investees, including the Gas Storage and Pipelines acquisition of gas midstream assets discussed in Note 13 of the Consolidated Financial Statements, "Subsequent Events."
Bankruptcies
Certain of the Registrants' customers and suppliers have filed for bankruptcy protection under the U.S. Bankruptcy Code. The Registrants regularly review contingent matters relating to these customers and suppliers and their purchase and sale contracts, and record provisions for amounts considered at risk of probable loss in the allowance for doubtful accounts. The Registrants believe their accrued amounts are adequate for probable loss.
Other Contingencies
The Registrants are involved in certain other legal, regulatory, administrative, and environmental proceedings before various courts, arbitration panels, and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Registrants cannot predict the final disposition of such proceedings. The Registrants regularly review legal matters and record provisions for claims that they can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Registrants' Consolidated Financial Statements in the periods they are resolved.
For a discussion of contingencies related to regulatory matters and derivatives, see Notes 4 and 7 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments," respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three Months Ended September 30,	(In millions)
Service cost	$23	$27	$7	$8
Interest cost	55	52	20	20
Expected return on plan assets	(77)	(74)	(33)	(33)
Amortization of:
Net actuarial loss	43	51	6	10
Prior service credit	—	—	(29)	(31)
Net periodic benefit cost (credit)	$44	$56	$(29)	$(26)

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Nine Months Ended September 30,	(In millions)
Service cost	$69	$76	$20	$25
Interest cost	164	158	60	61
Expected return on plan assets	(232)	(222)	(97)	(98)
Amortization of:
Net actuarial loss	124	154	22	32
Prior service credit	—	—	(88)	(94)
Net periodic benefit cost (credit)	$125	$166	$(83)	$(74)
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Electric:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three Months Ended September 30,	(In millions)
Service cost	$18	$21	$5	$6
Interest cost	42	39	15	15
Expected return on plan assets	(55)	(53)	(23)	(23)
Amortization of:
Net actuarial loss	31	36	4	8
Prior service credit	—	—	(22)	(24)
Net periodic benefit cost (credit)	$36	$43	$(21)	$(18)

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Nine Months Ended September 30,	(In millions)
Service cost	$53	$59	$15	$19
Interest cost	125	120	46	46
Expected return on plan assets	(165)	(158)	(68)	(68)
Amortization of:
Net actuarial loss	88	110	15	24
Prior service cost (credit)	1	1	(66)	(71)
Net periodic benefit cost (credit)	$102	$132	$(58)	$(50)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Pension and Other Postretirement Contributions
At the discretion of management, DTE Energy may make contributions up to $175 million, including contributions from DTE Electric of $145 million, to its pension plans in 2016.
At the discretion of management, DTE Energy may make contributions up to $20 million, through contributions from DTE Gas, to its other postretirement benefit plans in 2016.

NOTE 12 — SEGMENT AND RELATED INFORMATION
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the following structure:
Electric segment consists principally of DTE Electric, which is engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million residential, commercial, and industrial customers in southeastern Michigan.
Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.2 million residential, commercial, and industrial customers throughout Michigan and the sale of storage and transportation capacity.
Gas Storage and Pipelines consists of natural gas pipeline, gathering, and storage businesses.
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects.
Energy Trading consists of energy marketing and trading operations.
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments.
The federal income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of tax credits and net operating losses, if applicable. The state and local income tax provisions of the utility subsidiaries are determined on an individual company basis and recognize the tax benefit of various tax credits and net operating losses, if applicable. The subsidiaries record federal, state, and local income taxes payable to or receivable from DTE Energy based on the federal, state, and local tax provisions of each company.
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Inter-segment Revenues
Electric	$15	$9	$32	$27
Gas	5	1	8	2
Gas Storage and Pipelines	2	1	7	7
Power and Industrial Projects	178	204	476	599
Energy Trading	10	7	28	23
Corporate and Other	—	1	2	2
	$210	$223	$553	$660

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of DTE Energy's business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Utility operations
Electric	$1,608	$1,386	$3,976	$3,737
Gas	160	153	911	1,018
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	63	61	199	175
Power and Industrial Projects	524	585	1,414	1,708
Energy Trading	782	635	1,807	1,870
Corporate and Other	1	1	2	2
Reconciliation and Eliminations	(210)	(223)	(553)	(660)
Total	$2,928	$2,598	$7,756	$7,850

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$285	$214	$547	$449
Gas	(4)	(11)	96	93
Gas Storage and Pipelines	28	27	93	79
Power and Industrial Projects	34	32	66	73
Energy Trading	(4)	12	(34)	—
Corporate and Other	(1)	(9)	(31)	(47)
Net Income Attributable to DTE Energy Company	$338	$265	$737	$647

NOTE 13 — SUBSEQUENT EVENTS
In September 2016, DTE Energy executed an agreement to purchase midstream natural gas assets in support of its strategy to continue to grow and earn competitive returns for shareholders. The agreement called for DTE Energy to purchase 100 percent of AGS, located in Pennsylvania and West Virginia, and 40 percent of SGG, in West Virginia, from M3 Midstream. In addition, DTE Energy agreed to purchase 15 percent of SGG from Vega Energy Partners. On October 20, 2016, DTE Energy closed on the purchase of these gathering assets. The combined purchase price for the assets acquired by DTE Energy was $1.3 billion, which consists of $1.2 billion paid in cash and the assumption of approximately $110 million of debt. These assets are part of DTE Energy’s non-utility Gas Storage and Pipelines business which currently owns and manages a network of natural gas gathering, transmission, and storage facilities serving the Midwest, Ontario, and Northeast markets. The acquisition was financed through the issuance of Equity Units and Senior Notes. See Note 8 to the Consolidated Financial Statements, "Long-Term Debt," for more information.
Effective upon closing, DTE Energy has obtained control over and will apply acquisition accounting to the acquired entities. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, DTE Energy is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired as well as pro forma financial information. DTE Energy will include the required information in the combined DTE Energy and DTE Electric Annual Report on Form 10-K for the year ending December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company and is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy operates three energy-related non-utility segments with operations throughout the United States.
Net Income attributable to DTE Energy in the third quarter of 2016 was $338 million, or $1.88 per diluted share, compared to Net Income attributable to DTE Energy of $265 million, or $1.47 per diluted share, in the third quarter of 2015. Net Income attributable to DTE Energy in the nine months ended September 30, 2016 was $737 million, or $4.10 per diluted share, compared to Net Income attributable to DTE Energy of $647 million, or $3.61 per diluted share, in the nine months ended September 30, 2015. The increase in net income in the third quarter is primarily due to increased earnings in the Electric segment, partially offset by decreased earnings in the Energy Trading segment. The increase in Net Income for the nine months ended September 30, 2016 is primarily due to increased earnings in the Electric and Gas Storage and Pipelines segments, partially offset by decreased earnings in the Energy Trading segment.
Please see detailed explanations of segment performance in the following Results of Operations section.
DTE Energy's strategy is to achieve long-term earnings growth, a strong balance sheet, and an attractive dividend yield.
DTE Energy's utilities are investing capital to improve customer reliability through investments in base infrastructure and new generation, and to comply with environmental requirements. DTE Energy expects that planned significant capital investments will result in earnings growth. DTE Energy is focused on executing plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. DTE Energy operates in a constructive regulatory environment and has solid relationships with its regulators.
DTE Energy has significant investments in non-utility businesses. DTE Energy employs disciplined investment criteria when assessing growth opportunities that leverage its assets, skills, and expertise, and provides diversity in earnings and geography. Specifically, DTE Energy invests in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with its risk profile. DTE Energy expects growth opportunities in the Gas Storage and Pipelines and Power and Industrial Projects segments.
A key priority for DTE Energy is to maintain a strong balance sheet which facilitates access to capital markets and reasonably priced short-term and long-term financing. Near-term growth will be funded through internally generated cash flows and the issuance of debt and equity. DTE Energy has an enterprise risk management program that, among other things, is designed to monitor and manage exposure to earnings and cash flow volatility related to commodity price changes, interest rates, and counterparty credit risk.
CAPITAL INVESTMENTS
DTE Energy's utility businesses require significant capital investments to maintain and improve the electric generation and electric and natural gas distribution infrastructure, and to comply with environmental regulations and renewable energy requirements.

DTE Electric's capital investments over the 2016-2020 period are estimated at $8.2 billion comprised of $3.8 billion for maintenance and other projects, $3.2 billion for distribution infrastructure, and $1.2 billion for new generation. DTE Electric has retired three coal-fired generation units at the Trenton Channel and River Rouge facilities and has announced plans to retire an additional eight coal-fired generating units through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The retired facilities will be replaced with natural gas-fired generation and renewables. DTE Electric plans to build natural gas turbine plants to provide approximately 1,000 megawatts of energy between 2021 and 2023. DTE Electric is currently constructing 50 megawatts of solar generation and is completing another 50 megawatts of wind generation along with its continuing commitment to reduce usage through energy optimization programs. In September 2016, DTE Electric received an order from the MPSC in its amended Renewable Energy Plan approving two 150 megawatt wind projects expected to come online in about 2018-2020 and 25 megawatts of company-owned solar projects which will be constructed between 2017 and 2019. DTE Electric plans to seek regulatory approval for capital expenditures consistent with prior ratemaking treatment.
DTE Gas' capital investments over the 2016-2020 period are estimated at $1.6 billion comprised of $800 million for base infrastructure, $600 million for gas main renewal, meter move out, and pipeline integrity programs, and $200 million for expenditures related to the NEXUS Pipeline. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines' capital investments over the 2016-2020 period are estimated up to $4.0 billion for gathering and pipeline investments and expansions, including the NEXUS Pipeline and the Gas Storage and Pipelines acquisition of gas midstream assets discussed in Note 13 to the Consolidated Financial Statements, "Subsequent Events." Power and Industrial Projects' capital investments over the 2016-2020 period are estimated at $600 million to $900 million for investments in cogeneration and on-site energy projects.
ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulation. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply could vary substantially. The Registrants expect to continue recovering environmental costs related to utility operations through rates charged to customers.
DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. Additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides, and hazardous air pollutants. To comply with these requirements, DTE Electric spent approximately $2.3 billion through 2015. It is estimated that DTE Electric will make capital expenditures of approximately $45 million in 2016.
The EPA is implementing regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time.
Pending or future legislation or other regulatory actions could have a material impact on DTE Electric's operations and financial position and the rates charged to its customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. DTE Electric would seek to recover these incremental costs through increased rates charged to its utility customers, as authorized by the MPSC.

Increased costs for energy produced from traditional coal-based sources due to recent, pending, and future regulatory initiatives, could also increase the economic viability of energy produced from renewable, natural gas-fired generation, and/or nuclear sources, energy efficiency initiatives, and the potential development of market-based trading of carbon instruments which could provide new business opportunities for DTE Energy's utility and non-utility segments. At the present time, it is not possible to quantify the financial impacts of these climate related regulatory initiatives on the Registrants or their customers.
For further discussion of environmental matters, see Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies."
OUTLOOK
The next few years will be a period of rapid change for DTE Energy and for the energy industry. DTE Energy's strong utility base, combined with its integrated non-utility operations, position it well for long-term growth.
Looking forward, DTE Energy will focus on several areas that are expected to improve future performance:

•	electric and gas customer satisfaction;

•	electric reliability;

•	rate competitiveness and affordability;

•	regulatory stability and investment recovery for the electric and gas utilities;

•	growth of utility asset base;

•	employee engagement;

•	cost structure optimization across all business segments;

•	cash, capital, and liquidity to maintain or improve financial strength; and

•	investments that integrate assets and leverage skills and expertise.
DTE Energy will continue to pursue opportunities to grow its businesses in a disciplined manner if it can secure opportunities that meet its strategic, financial, and risk criteria.

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$285	$214	$547	$449
Gas	(4)	(11)	96	93
Gas Storage and Pipelines	28	27	93	79
Power and Industrial Projects	34	32	66	73
Energy Trading	(4)	12	(34)	—
Corporate and Other	(1)	(9)	(31)	(47)
Net Income Attributable to DTE Energy Company	$338	$265	$737	$647

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Utility operations	$1,608	$1,386	$3,976	$3,737
Fuel and purchased power — utility	495	441	1,191	1,212
Gross Margin	1,113	945	2,785	2,525
Operation and maintenance	363	333	1,019	969
Depreciation and amortization	176	142	539	465
Taxes other than income	73	73	216	214
Operating Income	501	397	1,011	877
Other (Income) and Deductions	60	67	162	186
Income Tax Expense	156	116	302	242
Segment Net Income Attributable to DTE Energy Company	$285	$214	$547	$449
Reconciliation of Segment Net Income Attributable to DTE Energy Company to DTE Electric Net Income	—	2	—	3
DTE Electric Net Income Attributable to DTE Energy Company	$285	$216	$547	$452
See DTE Electric's Consolidated Statements of Operations for a complete view of its results.
Gross Margin increased $168 million and $260 million in the three and nine months ended September 30, 2016, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Base rates	$10	$130
Weather	82	78
Self-implementation of rates in 2016	49	49
PSCR disallowance in 2015	—	19
Amortization of refundable revenue decoupling/deferred gain in 2015	—	(63)
Regulatory mechanisms and other	27	47
Increase in gross margin	$168	$260

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands of MWh)
DTE Electric Sales
Residential	5,174	4,511	12,361	11,687
Commercial	5,085	4,665	13,427	13,102
Industrial	2,618	2,277	7,596	7,275
Other	57	62	193	209
	12,934	11,515	33,577	32,273
Interconnection sales (a)	456	958	1,992	3,603
Total DTE Electric Sales	13,390	12,473	35,569	35,876

DTE Electric Deliveries
Retail and wholesale	12,934	11,515	33,577	32,273
Electric retail access, including self generators (b)	1,241	1,263	3,731	3,749
Total DTE Electric Sales and Deliveries	14,175	12,778	37,308	36,022
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $30 million and $50 million in the three and nine months ended September 30, 2016, respectively. The increase in the third quarter was due primarily to increased power plant generation expenses of $20 million, higher employee benefits expenses of $4 million, higher energy optimization expenses of $4 million, and higher expenses related to the transition of PLD customers to DTE Electric's distribution system of $3 million. The increase in the nine month period was due primarily to higher employee benefits expenses of $22 million, increased power plant generation expenses of $21 million, higher line clearance expenses of $17 million, and higher energy optimization expenses of $2 million, partially offset by lower restoration expenses of $6 million and lower expenses related to the transition of PLD customers to DTE Electric's distribution system of $3 million. The MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition of PLD customers that is reflected in the Depreciation and amortization line in DTE Energy's and DTE Electric's Consolidated Statements of Operations.
Depreciation and amortization expense increased $34 million and $74 million in the three and nine months ended September 30, 2016, respectively. The increase in the third quarter was due primarily to $26 million of increased amortization of regulatory assets, primarily related to final Securitization adjustments in 2015 which did not recur in 2016, and $9 million of increased expenses due to an increase in depreciable base, partially offset by a $1 million decrease associated with the TRM. The increase in the nine month period was due primarily to $31 million of increased expenses due to an increased depreciable base, $26 million of increased amortization of regulatory assets, primarily related to final Securitization adjustments in 2015 which did not recur in 2016, and $17 million associated with the TRM.
Other (Income) and Deductions decreased $7 million and $24 million in the three and nine months ended September 30, 2016, respectively. The decrease in the third quarter was due primarily to $8 million of higher investment earnings. The decrease in the nine month period was due primarily to $16 million of higher investment earnings and $8 million of interest income related to a sales and use tax settlement.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustained strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, uncertainty of legislative or regulatory actions regarding climate change and electric retail access, and effects of energy efficiency programs. DTE Electric expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.
DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.3% to 10.5% on a capital structure of 50% equity and 50% debt. On August 1, 2016, DTE Electric self-implemented a base rate increase of $245 million. An MPSC final order in this case is expected by February 2017.

GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Utility operations	$160	$153	$911	$1,018
Cost of gas — utility	15	19	306	387
Gross Margin	145	134	605	631
Operation and maintenance	99	101	293	323
Depreciation and amortization	27	25	79	76
Taxes other than income	13	13	49	49
Operating Income (Loss)	6	(5)	184	183
Other (Income) and Deductions	13	13	35	38
Income Tax Expense (Benefit)	(3)	(7)	53	52
Net Income (Loss) Attributable to DTE Energy Company	$(4)	$(11)	$96	$93
Gross Margin increased $11 million and decreased $26 million in the three and nine months ended September 30, 2016, respectively. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Weather	$—	$(48)
Midstream storage and transportation revenues	1	(2)
Infrastructure recovery mechanism	3	9
Revenue decoupling mechanism	(2)	(2)
Energy optimization revenue	1	(2)
Other	8	19
Increase (decrease) in gross margin	$11	$(26)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gas Markets (in Bcf)
Gas sales	7	7	80	92
End user transportation	38	33	136	130
	45	40	216	222
Intermediate transportation	44	64	164	226
	89	104	380	448
Operation and maintenance expense decreased $2 million and $30 million in the three and nine months ended September 30, 2016, respectively. The decrease in the third quarter was due primarily to decreased transmission expenses of $3 million, decreased uncollectible expenses of $3 million, and decreased gas operations expenses of $2 million, partially offset by an increase in employee benefits expenses of $5 million. The decrease in the nine month period was due primarily to decreased uncollectible expenses of $12 million, decreased transmission expenses of $6 million, decreased gas operations expenses of $6 million, decreased engineering expenses of $3 million, and decreased corporate administrative expenses of $3 million. The decreased uncollectible, gas operations and transmission expenses for the three and nine months ended September 30, 2016 were primarily the result of weather-related impacts of warm weather in the first quarter of 2016. Additionally, DTE Gas took actions to reduce costs to partially offset the negative impacts to revenue and gross margin resulting from the warm weather in the first quarter of 2016.

Outlook — DTE Gas will continue to move forward in its efforts to achieve operational excellence, sustained strong cash flows, and earn its authorized return on equity. DTE Gas expects that planned significant infrastructure capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, and investment returns and changes in discount rate assumptions in benefit plans and health care costs. DTE Gas expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.
DTE Gas filed a rate case with the MPSC on December 18, 2015 requesting an increase in base rates of $183 million, inclusive of $41 million of existing IRM surcharges which are expected to be converted into base rates, based on a projected twelve-month period ending October 31, 2017. The requested increase in base rates is due primarily to an increase in net plant, inclusive of IRM capital investments being recovered through approved IRM surcharge filings. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.5% to 10.75% on a capital structure of 52% equity and 48% debt. Concurrent with the MPSC order in this rate case, the existing IRM surcharge being billed will be terminated. However, DTE Gas requested to implement a new IRM surcharge of approximately $9 million to become effective in January 2017. On May 11, 2016, DTE Gas filed an application with the MPSC for a $103 million self-implemented base rate increase effective November 1, 2016. An MPSC final order in this case is expected by December 2016.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$63	$61	$199	$175
Operation and maintenance	15	14	47	39
Depreciation and amortization	8	8	27	22
Taxes other than income	1	1	3	3
Operating Income	39	38	122	111
Other (Income) and Deductions	(9)	(8)	(28)	(22)
Income Tax Expense	19	18	55	52
Net Income	29	28	95	81
Less: Net Income Attributable to Noncontrolling Interests	1	1	2	2
Net Income Attributable to DTE Energy Company	$28	$27	$93	$79
Operating Revenues — Non-utility operations increased $2 million and $24 million in the three and nine months ended September 30, 2016, respectively. The increases were due primarily to increased volumes on the Bluestone Pipeline and Susquehanna gathering systems.
Net Income Attributable to DTE Energy Company increased $1 million and $14 million in the three and nine months ended September 30, 2016, respectively. The increases were due primarily to increased volumes on the Bluestone Pipeline and Susquehanna gathering systems and increased earnings from pipeline investments.
Outlook — In September 2016, DTE Energy executed an agreement to purchase midstream natural gas assets in support of its strategy to continue to grow and earn competitive returns for shareholders. The agreement called for DTE Energy to purchase 100 percent of AGS, located in Pennsylvania and West Virginia, and 40 percent of SGG, in West Virginia, from M3 Midstream. In addition, DTE Energy agreed to purchase 15 percent of SGG from Vega Energy Partners. The combined purchase price for the assets acquired by DTE Energy was $1.3 billion. These assets are part of the Gas Storage and Pipelines business. On October 20, 2016, DTE Energy closed on the transaction. See Note 13 to the Consolidated Financial Statements, "Subsequent Events," for more information on the acquisition.
Procurement activities are underway for Bluestone Pipeline's 2016 expansion in Broome County, New York. Additionally, the Susquehanna gathering system is being expanded with additional compression facilities and gathering lines. DTE Energy believes its long-term agreement with Southwestern Energy Production Company and the quality of the natural gas reserves in the Marcellus region soundly positions Bluestone Pipeline and Susquehanna gathering system for future growth.

Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline with an investment balance of approximately $281 million at September 30, 2016. A FERC application was filed in the fourth quarter of 2015 and an order is expected in the first quarter of 2017. The NEXUS Pipeline has an estimated in service date in the fourth quarter of 2017.
Gas Storage and Pipelines expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Gas Storage and Pipelines will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices.
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$524	$585	$1,414	$1,708
Fuel, purchased power, and gas — non-utility	451	476	1,218	1,420
Gross Margin	73	109	196	288
Operation and maintenance	78	93	236	267
Depreciation and amortization	18	20	54	60
Taxes other than income	3	3	10	12
Asset (gains) losses and impairments, net	(1)	1	(1)	9
Operating Loss	(25)	(8)	(103)	(60)
Other (Income) and Deductions	(12)	(20)	(44)	(54)
Income Taxes
Expense (Benefit)	1	5	(11)	(2)
Production Tax Credits	(34)	(23)	(85)	(71)
	(33)	(18)	(96)	(73)
Net Income	20	30	37	67
Less: Net Loss Attributable to Noncontrolling Interests	(14)	(2)	(29)	(6)
Net Income Attributable to DTE Energy Company	$34	$32	$66	$73
Gross Margin decreased $36 million and $92 million in the three and nine months ended September 30, 2016, respectively. The decrease in the third quarter was due primarily to a $28 million decrease due to lower demand in the steel business, including a $15 million decrease associated with the closure of the Shenango coke battery, and a $7 million decrease primarily due to a termination of a lease arrangement in the REF business. The decrease in the nine month period was due primarily to a $86 million decrease due to lower demand in the steel business, including $43 million associated with the closure of the Shenango coke battery, and an $11 million decrease primarily due to a termination of a lease arrangement in the REF business.
Operation and maintenance expense decreased $15 million and $31 million in the three and nine months ended September 30, 2016, respectively. The decrease in the third quarter was due primarily to $15 million of lower spending as a result of the closure of the Shenango coke battery and cost control due to lower demand in the steel business, and $2 million of lower spending as a result of closure of a renewable power generating facility, partially offset by a $1 million increase associated with a new project in the REF business. The decrease in the nine month period was due primarily to $37 million of lower spending as a result of the closure of the Shenango coke battery and cost control due to lower demand in the steel business, $5 million of lower spending as a result of the closure of a renewable power generating facility, and $2 million of lower general and administrative expenses in the steel business, partially offset by an $11 million increase associated with a new project in the REF business.
Asset (gains) losses and impairments, net increased $2 million and $10 million in the three and nine months ended September 30, 2016, respectively. The increases were due primarily to 2015 asset impairments resulting from contract terminations, partially offset by a gain associated with the sale of a landfill gas project in 2015.

Net Loss Attributable to Noncontrolling Interests increased $12 million and $23 million in the three and nine months ended September 30, 2016, respectively. The additional loss allocated to noncontrolling interests is primarily due to new lease arrangements with investors at various REF facilities.
Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at nine sites including facilities located at six third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements in three of the facilities. DTE Energy will continue to optimize these facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites. DTE Energy is in the process of relocating underutilized facility equipment at an existing site to a new third-party owned coal-fired power plant. DTE Energy has also acquired an REF facility to be located at a third-party owned coal-fired power plant. In addition, DTE Energy has entered into an agreement to operate an REF facility owned by an outside party located at a third-party owned coal-fired power plant.
DTE Energy expects decreased production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2016. A downturn in the steel industry in the United States will continue to negatively impact the volume and pricing of metallurgical coke sales for the near-term. The segment has four renewable power generation facilities in operation. On-site energy services will continue to be delivered in accordance with the terms of long-term contracts. DTE Energy will continue to look for additional investment opportunities and other energy projects at favorable prices.
Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy projects to serve energy intensive industrial customers.
ENERGY TRADING
Energy Trading focuses on physical and financial power and natural gas marketing and trading, structured transactions, enhancement of returns from its asset portfolio, and optimization of contracted natural gas pipeline transportation and storage positions. Energy Trading also provides natural gas, power, and related services, which may include the management of associated storage and transportation contracts on the customers' behalf, and the supply or purchase of renewable energy credits to various customers. Energy Trading results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$782	$635	$1,807	$1,870
Purchased power and gas — non-utility	773	597	1,810	1,813
Gross Margin	9	38	(3)	57
Operation and maintenance	14	17	46	51
Depreciation and amortization	1	1	2	1
Taxes other than income	1	—	2	3
Operating Income (Loss)	(7)	20	(53)	2
Other (Income) and Deductions	—	1	3	3
Income Tax Expense (Benefit)	(3)	7	(22)	(1)
Net Income (Loss) Attributable to DTE Energy Company	$(4)	$12	$(34)	$—
Gross Margin decreased $29 million and $60 million in the three and nine months ended September 30, 2016, respectively. The decrease in the third quarter was due to a decrease in unrealized margins of $61 million, partially offset by an increase in realized margins of $32 million. The decrease in unrealized margins of $61 million is due to unfavorable results of $84 million, primarily in the gas structured, power full requirements, and gas storage strategies, offset by favorable results of $23 million, primarily in gas and power trading strategies. The increase in realized margins of $32 million is due to favorable results of $58 million, primarily in the power full requirements, gas structured and gas storage strategies, partially offset by unfavorable results of $26 million, primarily in the power and gas trading strategies.
The decrease in the nine month period was due to a decrease in unrealized margins of $79 million, partially offset by an increase in realized margins of $19 million. The decrease in unrealized margins of $79 million is due to unfavorable results of $84 million, primarily in the gas structured, power trading, power full requirements, and gas full requirements strategies, offset by favorable results of $5 million, primarily in the gas trading strategy. The increase in realized margins of $19 million is due to favorable results of $42 million, primarily in the power, environmental and gas trading strategies, partially offset by unfavorable results of $23 million, primarily in the gas transportation strategy.

Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the unfavorable unrealized results of $84 million in the three months ended September 30, 2016 are timing related losses related to gas strategies of $49 million which will reverse in future periods as the underlying contracts settle. Included in the favorable realized results of $58 million in the three months ended September 30, 2016 are timing related losses related to gas strategies of $7 million recognized in previous periods that reversed as the underlying contracts were settled.
Included in the unfavorable unrealized results of $84 million in the nine months ended September 30, 2016 are timing related losses related to gas strategies of $48 million which will reverse in future periods as the underlying contracts settle. Included in the unfavorable realized results of $23 million in the nine months ended September 30, 2016 are timing related gains related to gas strategies of $13 million recognized in previous periods that reversed as the underlying contracts were settled.
Outlook — In the near-term, Energy Trading expects market conditions to remain challenging and the profitability of this segment may be impacted by the volatility in commodity prices and the uncertainty of impacts associated with financial reform, regulatory changes, and changes in operating rules of regional transmission organizations. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives, whereas natural gas inventory, pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, Energy Trading will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Energy Trading's strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See Notes 6 and 7 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, and holds certain non-utility debt and energy-related investments. The net losses of $1 million and $31 million in the three and nine months ended September 30, 2016, represents decreases of $8 million and $16 million from the net losses of $9 million and $47 million in the comparable 2015 periods. The decreases in losses were due primarily to income tax adjustments, partially offset by higher employee benefits expenses.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire, and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2016 will be approximately $2.0 billion, or approximately $100 million higher than 2015. DTE Energy anticipates base level utility capital investments; environmental, renewable, and energy optimization expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2016 of approximately $3.8 billion, including the Gas Storage and Pipelines acquisition of gas midstream assets discussed in Note 13 of the Combined Notes to Consolidated Financial Statements, "Subsequent Events." DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	Nine Months Ended September 30,
	2016	2015
Cash and Cash Equivalents	(In millions)
Cash Flow From (Used For)
Operating Activities:
Net Income	$710	$643
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	702	625
Nuclear fuel amortization	44	40
Allowance for equity funds used during construction	(15)	(16)
Deferred income taxes	244	251
Asset (gains) losses and impairments, net	—	9
Working capital and other	82	(79)
Net cash from operating activities	1,767	1,473
Investing Activities:
Plant and equipment expenditures — utility	(1,267)	(1,239)
Plant and equipment expenditures — non-utility	(75)	(162)
Acquisition	—	(241)
Proceeds from sale of assets	—	16
Restricted cash for debt redemption, principally Securitization, net	2	99
Contributions to equity method investees	(199)	(58)
Other	36	13
Net cash used for investing activities	(1,503)	(1,572)
Financing Activities:
Issuance of long-term debt, net of issuance costs	646	956
Redemption of long-term debt	(322)	(260)
Repurchase of long-term debt	(59)	—
Short-term borrowings, net	(89)	(213)
Issuance of common stock	—	9
Repurchase of common stock	(33)	—
Dividends on common stock and other	(378)	(374)
Net cash from (used for) financing activities	(235)	118
Net Increase in Cash and Cash Equivalents	$29	$19
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations in the nine months ended September 30, 2016 increased by $294 million compared to the nine months ended September 30, 2015. The operating cash flow comparison reflects an increase in Net Income and adjustments for non-cash and non-operating items as well as cash from working capital items partially offset by decreases in Deferred income taxes and asset impairments.
Cash used for Investing Activities
Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures and acquisitions. In any given year, DTE Energy looks to realize cash from under-performing or non-strategic assets or matured, fully valued assets.
Capital spending within the utility businesses is primarily to maintain and improve electric generation and the electric and natural gas distribution infrastructure, and to comply with environmental regulations and renewable energy requirements.

Capital spending within the non-utility businesses is primarily for ongoing maintenance, expansion, and growth. DTE Energy looks to make growth investments that meet strict criteria in terms of strategy, management skills, risks, and returns. All new investments are analyzed for their rates of return and cash payback on a risk adjusted basis. DTE Energy has been disciplined in how it deploys capital and will not make investments unless they meet the criteria. In any given year, the amount of growth capital will be determined by the underlying cash flows of DTE Energy, with a clear understanding of any potential impact on its credit ratings.
Net cash used for investing activities decreased by $69 million in 2016 due to an acquisition in 2015 and lower capital expenditures by the non-utility business, partially offset by the decrease in restricted cash for the redemption of Securitization bonds and higher contributions to equity method investees, primarily the NEXUS Pipeline as it continues to develop.
Cash from (used for) Financing Activities
DTE Energy relies on both short-term borrowing and long-term financing as a source of funding for capital requirements not satisfied by its operations.
DTE Energy's strategy is to have a targeted debt portfolio blend of fixed and variable interest rates and maturity. DTE Energy continually evaluates its leverage target, which is currently 50% to 53%, to ensure it is consistent with the objective of a strong investment grade debt rating.
Net cash used for financing activities increased by $353 million in 2016 due primarily to decreased issuances coupled with increased redemptions of long-term debt and increased repurchases of common stock, partially offset by decreased short-term borrowings.
Outlook
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with new and existing state and federal regulations that will result in additional environmental and renewable energy investments which will increase the base from which rates are determined. Non-utility growth is expected from additional investments, primarily in the Gas Storage and Pipelines and Power and Industrial Projects segments. In October 2016, DTE Energy closed on a $1.3 billion acquisition of gas midstream assets that are part of the Gas Storage and Pipelines segment. The acquisition was financed through the issuance of Equity Units and Senior Notes. See Notes 8 and 13 to the Consolidated Financial Statements, "Long-Term Debt" and "Subsequent Events," respectively, for more information.
DTE Energy may be impacted by the timing of collection or refund of various recovery and tracking mechanisms, as a result of timing of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. DTE Energy continues its efforts to identify opportunities to improve cash flows through working capital initiatives and maintaining flexibility in the timing and extent of long-term capital projects.
DTE Energy has approximately $20 million in long-term debt maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $1.6 billion of available liquidity at September 30, 2016, consisting of cash and amounts available under unsecured revolving credit agreements.
At the discretion of management, DTE Energy may make contributions up to $175 million, including contributions from DTE Electric of $145 million, to its pension plans in 2016. At the discretion of management, DTE Energy may make contributions up to $20 million, through contributions from DTE Gas, to its other postretirement benefit plans in 2016.

Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2016, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $354 million.
DTE Energy believes it will have sufficient operating flexibility, cash resources, and funding sources to maintain adequate amounts of liquidity and to meet future operating cash and capital expenditure needs. However, virtually all of DTE Energy's businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.
See Notes 4, 8, 9, 10, and 11 to the Consolidated Financial Statements, "Regulatory Matters," "Long-Term Debt," "Short-Term Credit Arrangements and Borrowings," "Commitments and Contingencies," and "Retirement Benefits and Trusteed Assets," respectively.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, oil, and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and storage assets. See Notes 6 and 7 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
The tables below do not include the expected earnings impact of non-derivative natural gas storage, transportation, certain power contracts, and renewable energy credits which are subject to accrual accounting. Consequently, gains and losses from these positions may not match with the related physical and financial hedging instruments in some reporting periods, resulting in volatility in the Registrants' reported period-by-period earnings; however, the financial impact of the timing differences will reverse at the time of physical delivery and/or settlement.
The Registrants manage their MTM risk on a portfolio basis based upon the delivery period of their contracts and the individual components of the risks within each contract. Accordingly, the Registrants record and manage the energy purchase and sale obligations under their contracts in separate components based on the commodity (e.g. electricity or natural gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year).
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 6 to the Consolidated Financial Statements, "Fair Value."

The following tables provide details on changes in DTE Energy's MTM net asset (or liability) position during the nine months ended September 30, 2016:

Total
(In millions)
MTM at December 31, 2015	$40
Reclassified to realized upon settlement	(36)
Changes in fair value recorded to income	(84)
Amounts recorded to unrealized income	(120)
Changes in fair value recorded in regulatory liabilities	6
Change in collateral held for others	(4)
Option premiums received and other	(4)
MTM at September 30, 2016	$(82)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2019 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2016	2017	2018	2019 and Beyond	Total Fair Value
	(In millions)
Level 1	$(10)	$(14)	$(2)	$3	$(23)
Level 2	10	(2)	5	5	18
Level 3	(25)	(25)	(9)	(48)	(107)
MTM before collateral adjustments	$(25)	$(41)	$(6)	$(40)	(112)
Collateral adjustments					30
MTM at September 30, 2016					$(82)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk
The Electric and Gas businesses have commodity price risk, primarily related to the purchases of coal, natural gas, uranium, and electricity. However, the Registrants do not bear significant exposure to earnings risk, as such changes are included in the PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas, storage sales, and transportation services revenue at the Gas segment. The Gas segment manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Registrants are exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
DTE Energy's Gas Storage and Pipelines business segment has exposure to natural gas price fluctuations which impact the pricing for natural gas storage and transportation. DTE Energy manages its exposure through the use of short, medium, and long-term storage and transportation contracts.
DTE Energy's Power and Industrial Projects business segment is subject to electricity, natural gas, and coal product price risk. DTE Energy manages its exposure to commodity price risk through the use of long-term contracts.
DTE Energy's Energy Trading business segment has exposure to electricity, natural gas, coal, crude oil, heating oil, and foreign currency exchange price fluctuations. These risks are managed by the energy marketing and trading operations through the use of forward energy, capacity, storage, options, and futures contracts, within pre-determined risk parameters.
Credit Risk
Bankruptcies
Certain of the Registrants' customers and suppliers have filed for bankruptcy protection under the U.S. Bankruptcy Code. The Registrants regularly review contingent matters relating to these customers and suppliers and their purchase and sale contracts and record provisions for amounts considered at risk of probable loss in the allowance for doubtful accounts. The Registrants believe their accrued amounts are adequate for probable loss.

Trading Activities
DTE Energy is exposed to credit risk through trading activities. Credit risk is the potential loss that may result if the trading counterparties fail to meet their contractual obligations. DTE Energy utilizes both external and internal credit assessments when determining the credit quality of trading counterparties.
The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2016:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$189	$(2)	$187
BBB+ and BBB	223	—	223
BBB−	22	—	22
Total Investment Grade	434	(2)	432
Non-investment grade (b)	15	(5)	10
Internally Rated — investment grade (c)	237	—	237
Internally Rated — non-investment grade (d)	12	(1)	11
Total	$698	$(8)	$690
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 21% of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented approximately 2% of the total gross credit exposure.

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 14% of the total gross credit exposure.

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 1% of the total gross credit exposure.

Other
The Registrants engage in business with customers that are non-investment grade. The Registrants closely monitor the credit ratings of these customers and, when deemed necessary and permitted under the tariffs, request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2016, DTE Energy had a floating rate debt-to-total debt ratio of approximately 4.2%.
Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power, as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through June 2020.
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts and long-term debt obligations. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward prices and rates at September 30, 2016 and 2015 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of September 30, 2016 and 2015:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2016	2015	2016	2015	Change in the Fair Value of
	(In millions)
Natural gas contracts	$17	$(3)	$(17)	$3	Commodity contracts
Electricity contracts	$14	$14	$(14)	$(12)	Commodity contracts
Oil contracts	$1	$2	$(1)	$(2)	Commodity contracts
Interest rate risk	$(388)	$(371)	$408	$395	Long-term debt
For further discussion of market risk, see Note 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings
As a result of a multimedia inspection by the EPA, EES Coke, the Michigan coke battery facility, a wholly-owned subsidiary of DTE Energy, received two FOVs related to: 1) failing to repeat benzene sampling of waste streams due to a process change and use of calibration gas that is inconsistent with the applicable regulation; and 2) alleged deficiencies in its oil pollution prevention measures and spill prevention, control and countermeasures plan. EES Coke is currently working with the EPA to address the alleged violations. At this time, DTE Energy cannot predict the impact of the final settlement.
The decision to close the Shenango facility has prompted the PADEP, the EPA, and the ACHD to submit demand letters under the 2012 consent decree for stipulated penalties related to water and air matters since 2012. The stipulated penalties totaling $534,000 were paid in September 2016.
After closure of the Shenango coke plant, ACHD issued a demand for $481,275 to resolve the facility’s certain alleged clean air act violations. Shenango filed an appeal of such demand on August 19, 2016. The parties are currently in settlement discussion in an attempt to resolve this matter. At this time, DTE Energy cannot predict the impact of any final settlement, if any.
For more information on legal proceedings and matters related to the Registrants, see Notes 4 and 10 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2015 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2016:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2016 — 07/31/2016	4,127	$89.57	—	—	—
08/01/2016 — 08/31/2016	479	$82.90	—	—	—
09/01/2016 — 09/30/2016	1,941	$89.02	—	—	—
Total	6,547		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

12.71	Computation of Ratio of Earnings to Fixed Charges	X

12.72	Computation of Ratio of Earnings to Fixed Charges		X

31.121	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.122	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.123	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.124	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.121	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.122	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.123	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.124	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

4.296
Supplemental Indenture, dated as of September 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated October 5, 2016) (2016 Series C)
X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	October 26, 2016
DTE ENERGY COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)